Form 10-Q
period 1999-03-31
BELAIR CAPITAL FUND LLC
filed 1999-08-06
CIK 1050816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1999


                      BELAIR CAPITAL FUND LLC (THE "FUND")
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


    MASSACHUSETTS                                          04-3404037
    -------------                                          ----------
(State of organization)                     (I.R.S. Employer Identification No.)


    The Eaton Vance Building
255 STATE STREET, BOSTON, MASSACHUSETTS                                  02109
---------------------------------------                                  -----
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number:     617-482-8260
                               ----------------------------

Securities to be registered pursuant to Section 12(b) of the Act:      NONE
                                                                 ---------------

Securities to be registered pursuant to Section 12(g) of the Act:

           LIMITED LIABILITY COMPANY INTERESTS IN THE FUND ("SHARES")
           ----------------------------------------------------------
                                (Title of class)

                             Belair Capital Fund LLC
                                Index to Form 10Q

PART I - FINANCIAL  INFORMATION                                             Page

Item 1. Unaudited Consolidated Financial Statements                            2

     Consolidated  Statements  of Assets and  Liabilities
     as of March 31,  1999 (unaudited) and December 31, 1998                   2

     Consolidated  Statements of Operations For the Three
     Months Ended March 31, 1999 and 1998 (unaudited)                          3

     Consolidated Statements of Changes in Net Assets For
     the Three Months Ended March 31, 1999 and 1998 (unaudited)                4

     Consolidated  Statements of Cash Flows for the Three Months
     Ended March 31, 1999 and 1998 (unaudited)                                 5

     Notes to Financial Statements as of March 31, 1999                        6


Item 2. Management's  Discussion and Analysis of Financial
        Condition and Results of Operations                                   13

Item 3. Quantitative and Qualitative Disclosures About Market Risk            14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     17

Item 2. Changes in Securities and Use of Proceeds                             17

Item 3. Defaults Upon Senior Securities                                       17

Item 4. Submission of Matters to a Vote of Security Holders                   17

Item 5. Other Information                                                     17

Item 6. Exhibits and Reports on Form 8-K                                      17

SIGNATURES                                                                    18

PART I.           FINANCIAL INFORMATION

ITEM 1.           UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BELAIR CAPITAL FUND LLC
 Consolidated Statements of Assets and Liabilities

                                                                         March 31,
                                                                           1999                December 31,
                                                                        (Unaudited)                1998
                                                                    -------------------     -------------------
 Assets:
     Total investments, at value (identified cost, $2,319,697,929      $ 2,608,076,250         $ 2,535,739,282
    at
       March 31, 1999 and $2,304,223,436 at December 31, 1998)
     Cash
                                                                             7,890,941               2,711,580
     Dividends and interest receivable
                                                                             2,593,584               1,008,985
     Other assets
                                                                               478,270                 508,884
                                                                    -------------------     -------------------
                                                                    -------------------     -------------------
           Total Assets                                                $ 2,619,039,045         $ 2,539,968,731
                                                                    -------------------     -------------------

 Liabilities:
     Loan payable                                                       $  618,000,000          $  583,000,000
     Payable for open swap contracts
                                                                             6,775,157              18,155,651
     Payable for fund shares redeemed
                                                                             1,080,920                       -
     Minority interest
                                                                               208,000                       -
     Interest payable
                                                                             5,184,658               4,926,762
     Other accrued expenses
                                                                               774,367               1,037,946
                                                                    -------------------     -------------------
                                                                    -------------------     -------------------
           Total                                                        $  632,023,102          $  607,120,359
          Liabilities
                                                                    -------------------     -------------------
                                                                    ===================     ===================
 Net assets                                                            $ 1,987,015,943         $ 1,932,848,372
                                                                    ===================     ===================

 Sources of Net Assets:
     Paid-in capital                                                   $ 1,763,258,613         $ 1,779,879,517
     Accumulated net realized loss on investments (computed
       on the basis of identified
    cost)                                                                 (55,182,551)            (55,088,152)
     Accumulated distributions in excess of net investment income
                                                                           (2,663,287)             (5,303,188)
     Net unrealized appreciation of investments (computed
       on the basis of identified
    cost)                                                                  281,603,168             213,360,195
                                                                    ===================     ===================
           Total                                                       $ 1,987,015,943         $ 1,932,848,372
                                                                    ===================     ===================

 Shares outstanding
                                                                            16,429,460              16,568,833

 Net Asset Value and Redemption
 Price Per Share                                                          $     120.94            $     116.66

BELAIR CAPITAL FUND LLC

 Consolidated Statements of Operations (Unaudited)                     Three months            Three months
                                                                           ended                   Ended
                                                                      March 31, 1999          March 31, 1998
                                                                    -------------------     -------------------
 Investment Income:
     Dividends allocated from Belvedere Capital (net of foreign          $   4,618,526           $   1,777,687
      taxes, $46,659 and $0 for March 31, 1999 and 1998,
      respectively)

     Interest allocated from Belvedere
    Capital                                                                  1,253,833                       -
     Expenses allocated from Belvedere Capital
                                                                           (3,146,321)               (677,373)
                                                                    -------------------     -------------------
     Net investment income allocated from Belvedere Capital
                                                                             2,726,038               1,100,314
     Dividends from partnership preference units
                                                                            11,722,048                       -
     Interest
                                                                                40,434                       -
                                                                    ===================     ===================
           Total investment income                                      $   14,488,520           $   1,100,314
                                                                    ===================     ===================

 Expenses:
    Investment advisor fees                                              $   1,521,637            $    266,941
    Service fees
                                                                               230,289                  52,392
    Interest expense
                                                                             8,344,620               1,858,935
    Interest expense on swap contracts
                                                                             1,663,492                 159,470
    Custodian and transfer agent fees
                                                                                17,469                   5,681
    Legal and accounting services
                                                                                32,363                  16,570
    Printing and postage
                                                                                 1,229                   1,923
    Amortization of organization expenses
                                                                                30,614                   1,421
    Miscellaneous
                                                                                 6,906                 128,278
                                                                    -------------------     -------------------
          Total expenses                                                $   11,848,619           $   2,491,611
                                                                    -------------------     -------------------
                                                                    -------------------     -------------------
 Net investment income (loss)                                            $   2,639,901          $  (1,391,297)
                                                                    -------------------     -------------------

 Realized and Unrealized Gain (Loss)
 Net realized gain (loss)
-
     Investment transactions from Belvedere Capital                      $   5,206,357           $   (382,464)
     Investment transactions in partnership preference units
                                                                           (5,300,756)                       -
     Investment transactions in copper and aluminum
                                                                                     -             (1,315,184)
                                                                    -------------------     -------------------
           Net realized gain (loss)                                     $  (   94,399)          $  (1,697,648)
                                                                    -------------------     -------------------
 Change in unrealized appreciation (depreciation) -
     Investment in Belvedere Capital                                    $   51,330,957          $   61,139,352
     Investments in partnership preference units
                                                                             5,531,522
     Interest rate swap contracts
                                                                            11,380,494             (1,706,668)
                                                                    -------------------     -------------------
           Net change in unrealized appreciation                        $   68,242,973          $   59,432,684
                                                                    -------------------     -------------------

     Net realized and unrealized                                        $   68,148,574          $   57,735,036
    gain
                                                                    ===================     ===================
 Net increase in net assets from operations                             $   70,788,475          $   56,343,739
                                                                    ===================     ===================

BELAIR CAPITAL FUND LLC

 Consolidated Statements of Changes in Net Assets (Unaudited)
                                                                       Three months            Three months
                                                                           ended                   ended
                                                                      March 31, 1999          March 31, 1998
                                                                    -------------------     -------------------
 Increase(Decrease) in Net Assets:
     Net investment income (loss)                                        $   2,639,901          $  (1,391,297)
     Net realized gain (loss) from investment transactions
                                                                              (94,399)             (1,697,648)
     Net change in unrealized appreciation (depreciation) of
      investments                                                           68,242,973              59,432,684
                                                                    -------------------     -------------------
           Net increase in net assets from operations                   $   70,788,475          $   56,343,739
                                                                    -------------------     -------------------

 Transactions in fund shares -
     Investment securities and cash contributed                             $        -          $  600,662,711
     Less - selling commissions
                                                                                     -             (2,393,365)
                                                                    -------------------     -------------------
     Net contributions
                                                                                     -             598,269,346
     Net asset value of shares redeemed
                                                                          (16,620,904)               (979,585)
                                                                    -------------------     -------------------
           Net increase in net assets from Fund share transactions     $  (16,620,904)          $  597,289,761
                                                                    -------------------     -------------------

 Net increase in net assets                                             $   54,167,571          $  653,633,500

 Net assets:
     Beginning of period
                                                                         1,932,848,372                  10,100
                                                                    ===================     ===================
     End of                                                            $ 1,987,015,943          $  653,643,600
    period
                                                                    ===================     ===================


 Accumulated distributions in excess of net investment income/(net investment loss) included in net assets at end of period

                                                                         $   2,663,287          $  (1,391,297)

BELAIR CAPITAL FUND LLC

 Consolidated Statements of Cash Flows (Unaudited)
                                                                                 Three months               Three months
                                                                                     ended                     ended
                                                                                March 31, 1999             March 31, 1998
                                                                              -------------------       --------------------
Cash flows from Operating Activities -
Net investment income                                                              $   2,639,901             $  (1,391,297)
Adjustments to reconcile net investment income to net
Cash flows from operations -
            Amortization of organization expense
                                                                                          30,614                      1,421
            Net investment income allocated from Belvedere Capital
                                                                                     (2,726,038)                (1,100,314)
            Increase in dividends receivable
                                                                                     (1,584,599)                          -
            Increase in interest payable for open swap contracts
                                                                                         520,185                    159,470
            Increase (decrease) in accrued interest and operating expenses
                                                                                       (525,868)                  2,404,753
            Increase in minority interest
                                                                                         208,000                          -
            Purchases of partnership preference units, copper and aluminum
                                                                                   (139,000,000)              (228,535,863)
            Sales of partnership preference units, copper and aluminum
                                                                                     104,049,244                 47,220,678
            Net (increase) decrease in investment in Belvedere Capital
                                                                                       8,168,879                (6,200,859)
                                                                              -------------------       --------------------
            Net cash flows used for operating activities                         $  (28,219,682)            $ (187,442,011)
Cash Flows From Financing Activities -
            Proceeds from loan                                                    $   35,000,000             $  190,000,000
            Payments on behalf of shareholders (selling commissions)
                                                                                               -                (2,393,365)
            Payments for Fund shares redeemed
                                                                                     (1,600,957)                  (174,724)
                                                                              -------------------       --------------------
            Net cash flows from financing activities                              $   33,399,043             $  187,431,911

Net increase in cash
                                                                                       5,179,361                   (10.100)

Cash beginning of period
                                                                                       2,711,580                    10.100
                                                                              ===================       ====================
Cash end of period                                                                 $   7,890,941                 $        -
                                                                              ===================       ====================


Supplemental Disclosure and Non-cash Investing and
Financing Activities
            Securities contributed by shareholders, invested in Belvedere          $           -            $  600,552,612
             Capital
            Unrealized appreciation of investments and open swap contracts
                                                                                     281,603,168                 59,432,684
            Interest paid for loan
                                                                                       8,606,909                     32,181
            Interest paid for swap contracts
                                                                                       1,143,307                          -
            Market value of securities distributed in payment of redemptions
                                                                                      13,939,027                    804,861

BELAIR  CAPITAL FUND LLC As Of March 31, 1999
NOTES TO  CONSOLIDATED  FINANICIAL (UNAUDITED)

1. Belair Capital Fund LLC (Belair Capital) is organized as a Massachusetts limited liability company to offer diversification and tax-sensitive investment management to persons holding large and concentrated positions in equity securities of selected publicly-traded companies. The investment objective of Belair Capital is to achieve long-term, after-tax returns for Shareholders.
Belair Capital pursues this objective primarily by investing indirectly in Tax-Managed Growth Portfolio (the Portfolio), a diversified, open-end management investment company registered under the Investment Company Act of 1940, as amended. The Portfolio is organized as a trust under the laws of the state of New York. Belair Capital maintains its investment in the Portfolio by investing in Belvedere Capital Fund Company LLC (Belvedere Capital), a separate Massachusetts limited liability company that invests exclusively in the Portfolio. The performance of Belair Capital and Belvedere Capital are directly and substantially affected by the performance of the Portfolio. Separate from its investment in the Portfolio through Belvedere Capital, the Fund invests indirectly in income-producing, preferred equity interests in real estate operating partnerships (partnership preference units) affiliated with publicly-traded real estate investment trusts (REITs). Belair Capital's investment in partnership preference units is achieved through its investment in Belair Real Estate Corporation (BREC). BREC is a Delaware corporation that has been organized and intends to operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code. At March 31, 1999, Belair Capital owned all of the outstanding voting stock of BREC. BREC began operations on November 24, 1998. Prior to November 24, 1998, Belair Capital invested directly in partnership preference units.

The accompanying consolidated financial statements include the accounts of Belair Capital and BREC (collectively, the Fund) for periods ending after November 24, 1998. All material intercompany accounts and transactions have been eliminated. For informational purposes, a summary of the Portfolio's operations is included with these consolidated financial statements (see Note 8).

The  following  is a summary of  significant  accounting  policies  consistently
followed  by  the  Fund  in  the  preparation  of  its  consolidated   financial
statements.

A Investment Security Costs -- The Fund's investment assets were principally acquired on February 6, 1998, April 20, 1998 and June 25, 1998 through contributions of common stock by Shareholders in exchange for Shares of the Fund and in private purchases of partnership preference units, copper and aluminum. The Fund immediately exchanged the contributed securities into Belvedere Capital for shares thereof, and Belvedere Capital, in turn, immediately thereafter exchanged the contributed securities into the Portfolio for an interest in the Portfolio. The cost at which the Fund's investments are carried on the books and in the financial statements is the value of the contributed securities as of the close of business on the day prior to their contribution to the Fund and, in the case of purchased securities, the acquisition price thereof. The initial tax basis of the Fund's investment in the Portfolio through Belvedere Capital is the same as the contributing Shareholders' basis in securities and cash contributed to the Fund. The initial tax basis of securities purchased by the Fund is the purchase cost.

B Investment Valuations --The Fund's investments consist of partnership preference units and shares of Belvedere Capital. Belvedere Capital's exclusive investment is an interest in the Portfolio, the value of which is derived from a proportional interest therein. Additionally, the Fund has entered into interest rate swap contracts (see Note 7). The valuation policy that follows is applicable to the assets of the Fund, Belvedere Capital and the Portfolio. Marketable securities, including options, that are listed on foreign or U.S. securities exchanges or in the NASDAQ National Market System are valued at closing sale prices, on the exchange where such securities are principally traded. Futures positions on securities or currencies are generally valued at closing settlement prices. Unlisted or listed securities for which closing sale prices are not available are valued at the mean between the latest bid and asked prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost, which approximates value. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, will normally be valued on the basis of valuations furnished by a pricing service. Investments held by the Portfolio for which valuations or market quotations are unavailable are valued at fair value using methods determined in good faith by or at the direction of the Trustees. Investments held by the Fund for which valuations or market quotations are unavailable are valued at fair value using methods determined in good faith by the Investment Adviser. Interest rate swap contracts are valued by obtaining dealer or counterparty quotes.

C Income -- Dividend income is recorded on the ex-dividend date and interest income is recorded on the accrual basis. Belvedere Capital's net investment income or loss consists of Belvedere Capital's pro-rata share of the net investment income of the Portfolio, less all actual or accrued expenses of Belvedere Capital, determined in accordance with generally accepted accounting principles. The Fund's net investment income or loss consists of the Fund's pro-rata share of the net investment income of Belvedere Capital, plus all income earned on the Fund's direct investments, less all actual and accrued expenses of the Fund determined in accordance with generally accepted accounting principles.

D Income Taxes -- Belair Capital, Belvedere Capital and the Portfolio are treated as partnerships for federal income tax purposes. As a result, Belair Capital, Belvedere Capital and the Portfolio do not incur federal income tax liability, and the shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss, and deduction. BREC expects to qualify as a REIT under the Internal Revenue Code of 1986, as amended. BREC will generally not be subject to federal income tax to the extent that it distributes its earnings to its shareholders and maintains its qualification as a REIT.

E Deferred Organization Expenses -- Costs incurred by Belair Capital in connection with its organization are being amortized on a straight-line basis over five years. Costs incurred in connection with the organization of BREC are expensed as incurred.

F Interest Rate Swaps -- The Fund has entered into interest rate swap agreements with respect to its borrowings and investments in fixed-rate partnership preference units. Pursuant to these agreements, the Fund makes quarterly payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments from the counterparty at a predetermined spread to three-month LIBOR, based on notional values approximately equal to the Fund's acquisition cost for the fixed-rate partnership preference units. During the terms of the outstanding swap agreements, changes in the underlying values of the swaps are recorded as unrealized gains or losses. The Fund is exposed to credit loss in the event of non-performance by the swap counterparty. However, the Fund does not anticipate non-performance by the counterparty.

      P
G Written Options -- The Portfolio and the Fund may write listed and over-the-counter call options on individual securities, on baskets of securities and on stock market indices. Upon the writing of a call option, an amount equal to the premium received by the Portfolio or Fund is included in the Statement of Assets and Liabilities as a liability. The amount of the liability is subsequently marked-to-market to reflect the current value of the option written in accordance with the investment valuation policies discussed above. Premiums received from writing options which expire are treated as realized gains.
Premiums received from writing options which are exercised or are closed are added to or offset against the proceeds or amount paid on the transaction to determine the realized gain or loss. The Portfolio or Fund as a writer of an option may have no control over whether the underlying securities may be sold and as a result bears the market risk of an unfavorable change in the price of the securities underlying the written option.

H Purchased Options -- Upon the purchase of a put option, the premium paid by the Portfolio or Fund is included in the Statement of Assets and Liabilities as an investment. The amount of the investment is subsequently marked-to-market to reflect the current market value of the option purchased, in accordance with the investment valuation policies discussed above. If an option which the Portfolio or Fund has purchased expires on the stipulated expiration date, the Portfolio or Fund will realize a loss in the amount of the cost of the option. If the Portfolio or Fund enters into a closing sale transaction, the Portfolio or Fund will realize a gain or loss, depending on whether the sales proceeds from the closing sale transaction are greater or less than the cost of the option. If the Portfolio or Fund exercises a put option, it will realize a gain or loss from the sale of the underlying security and the proceeds from such sale will be decreased by the premium originally paid.

I Other -- Investment transactions are accounted for on a trade date basis.

J Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

K Interim Financial Statements -- The interim financial statements relating to March 31, 1999 and March 31, 1998 and for the periods then ended have not been audited by independent certified public accountants, but in the opinion of the Fund's management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for the presentation of the financial statements.

2 Distributions to Shareholders

The Fund intends to make annual income distributions approximately equal to the amount of its net investment income, if any, and annual capital gains distributions equal to approximately 22% of the amount of its net realized capital gains, if any, other than precontribution gains allocated to a shareholder in connection with a tender offer or other extraordinary corporate event with respect to a security contributed by such shareholder, for which no capital gain distribution will be made. In addition, whenever a distribution in respect of a precontribution gain is made, the Fund intends to make a supplemental distribution to compensate shareholders receiving such distributions for taxes that may be due in connection with the precontribution gain and supplemental distributions.

3 Shareholder Transactions

The Fund may issue an unlimited number of full and fractional shares. Transactions in Fund shares during the three months ended March 31, 1999 and the period ended March 31, 1998, including contributions of securities and cash in exchange for shares of the Fund were as follows:

                                        Three Months Ended    Period Ended
                                          March 31, 1999     March 31, 1998*
                                        -------------------- ----------------
   Issued at fund closing                                 -        5,982,694
   Redemptions                                    (139,373)          (9,345)
                                        -------------------- ----------------

   Net increase (decrease)                        (139,373)        5,973,449
                                        -------------------- ----------------

* For the period from the start of business, February 6, 1998, to March 31, 1998.

Redemptions of shares held less than three years are generally subject to a redemption fee of 1% of the net asset value of shares redeemed. The redemption fee is paid to the Investment Adviser by the Fund on behalf of the redeeming Shareholder. No charge is levied on redemptions of shares acquired through the reinvestment of distributions, shares redeemed in connection with a Tender Security or shares redeemed following the death of all of the initial holders of the shares redeemed. In addition, no fee applies to redemptions by a Shareholder, who, during any 12-month period, redeem less than 8% of the total number of shares held by the Shareholder as of the beginning of the 12-month period. For the three months ended March 31, 1999 and the period ended March 31, 1998, the Investment Adviser received $137,968 and $8,049, respectively, in redemption fees.

4 Investment Transactions

Increases and decreases of the Fund's investment in Belvedere Capital for the three months ended March 31, 1999 aggregated $4,443,702 and $26,551,608, respectively, and for the period ended March 31, 1998 aggregated $604,562,198 and $6,392,850, respectively. Purchases and sales of other investments (partnership preference units, copper and aluminum) aggregated $139,000,000 and $104,049,244, respectively, for the three months ended March 31, 1999, and $228,535,862 and $47,220,679, respectively, for the period ended March 31, 1998. Sales of other investments during the three months ended March 31, 1999 represent the sale of partnership preference units to Belcrest Capital Fund LLC, a fund similar to the Fund that is sponsored by Eaton Vance Management. There were no such sales during the period ended March 31, 1998. In addition, investments were distributed in payment of Fund shares redeemed resulting in realized capital losses of $763,990 and $27,551 for book purposes, for the three month period ended March 31, 1999 and the period ended March 31, 1998, respectively.

5 Management Fee and Other Transactions With Affiliates

The Fund and the Portfolio have engaged Boston Management and Research (BMR), a wholly-owned subsidiary of Eaton Vance Management (EVM) as investment adviser. Under the terms of the advisory agreement with the Portfolio, BMR receives a monthly fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the three months ended March 31, 1999 and the period ended March 31, 1998 the advisory fee applicable to the Portfolio was 0.46% and 0.48%, respectively, of average net assets for such periods. Belvedere Capital's allocated portion of the advisory fee amounted to $4,640,720 of which $2,296,510 was allocated to the Fund, for the three months ended March 31, 1999, and $1,739,063, of which $460,110 was allocated to the Fund, for the period ended March 31, 1998. In addition, Belair Capital pays BMR a monthly advisory and administrative fee of 1/20 of 1% (0.60% annually) of the average daily gross investment assets of Belair Capital (including the value of all assets of Belair Capital other than Belair Capital's investment in BREC, minus the sum of Belair Capital's liabilities other than the principal amount of money borrowed) and BREC pays BMR a monthly management fee at a rate of 1/20th of 1% (equivalent to 0.60% annually) of its average gross investment assets (including the value of all assets of BREC, minus the sum of BREC's liabilities other than any liability with respect to Belair Capital's Credit Facility). The advisory fee payable by the Portfolio in respect of the Fund's indirect investment in the Portfolio is credited toward the Fund's advisory and administrative fee payment. For the three months ended March 31, 1999 and the period ended March 31, 1998 the advisory and administrative fee payable to BMR by the Fund, less the Fund's allocated share of the Portfolio's advisory fee, totaled $1,521,637 and $266,941, respectively.

Eaton Vance Management (EVM) serves as manager of the Fund and receives no separate compensation for services provided in such capacity.

Pursuant to a servicing agreement between Belvedere Capital and Eaton Vance Distributors, Inc. (EVD), Belvedere Capital pays a servicing fee to EVD for providing certain services and information to shareholders. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Capital's average daily net assets and totaled $1,506,207 and $525,837 for the three months ended March 31, 1999 and the period ended March 31, 1998, respectively, of which $744,573 and $140,563 was allocated to the Belair Capital for the respective periods. Pursuant to a servicing agreement between the Belair Capital and EVD, Belair Capital pays a servicing fee to EVD on a quarterly basis at an annual rate of 0.20% of Belair Capitals average daily net assets, less the Belair Capitals allocated share of the servicing fee payable by Belvedere Capital. For the three months ended March 31, 1999 and the period ended March 31, 1998 the servicing fee paid directly by Belair Capital totaled $230,289 and $52,392, respectively. For shares sold through a subagent, EVD intends to assign servicing responsibilities and fees to the applicable subagent beginning twelve months after the issuance of Fund shares to such persons. For the three months ended March 31, 1999, EVD paid $191,209 in service fees to subagents. No service fees were paid to subagents for the period ended March 31, 1998.

6 Credit Facility

The Fund has obtained a $625,000,000 Credit Facility with a term of seven years from Merrill Lynch International Bank Limited. The Fund's obligations under the Credit Facility are secured by a pledge of its assets. Interest on borrowed funds is based on the prevailing LIBOR rate for the respective interest period plus a spread of 0.45% per annum. The Fund may borrow for interest periods of one month to five years. In addition, the Fund pays a commitment fee at a rate of 0.10% per annum on the unused amount of the loan commitment. Initial borrowings have been used to purchase qualifying assets (partnership preference units, copper and aluminum) to pay selling commissions and organizational expenses, and to provide for the short-term liquidity needs of the Fund. Additional borrowings under the Credit Facility may be made in the future for these purposes. At March 31, 1999 and December 31, 1998, amounts outstanding under the Credit Facility totaled $618,000,000 and $583,000,000, respectively.

7 Interest Rate Swap Agreements

The Fund has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc., with respect to each of its holdings of partnership preference units and the associated borrowings. Under such agreements, the Fund has agreed to pay a fixed rate of interest in exchange for a floating rate of interest. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. The Fund has the right to terminate the interest rate swap agreements beginning in the first half of 2003, at dates corresponding approximately to the initial call dates of the partnership preference units held by the Fund.

                                                                          Unrealized      Unrealized
              NOTIONAL                             Initial               Appreciation/  Appreciation/
              AMOUNT                              Optional              (Depreciation)  (Depreciation)
    Effective  (000's     Fixed      Floating    Termination  Maturity   At March 31,  At December 31,
       Date   omitted)     Rate        Rate         Date        Date         1999            1998
    ----------------------------------------------------------------------------------------------------
       2/98     $60,000     6.72%   Libor+.45%      2/03        2/05         $(667,666)    $(1,845,506)
       2/98     120,000    6.715%   Libor+.45%      2/03        2/05        (1,328,667)     (3,665,804)
       4/98      50,000     6.84%   Libor+.45%      2/03        2/05          (803,222)     (1,788,985)
       4/98     150,000    6.835%   Libor+.45%      4/03        4/05        (2,427,826)     (5,584,296)
       6/98      20,000     6.67%   Libor+.45%      6/03        2/05          (142,111)       (620,177)
       6/98      75,000     6.68%   Libor+.45%      6/03        2/05          (830,500)     (2,358,284)
       6/98      80,000    6.595%   Libor+.45%      6/03        2/05          (611,778)     (2,219,084)
      11/98      14,709     6.13%   Libor+.45%      11/03       2/05            (9,881)        (73,515)
       2/99      34,951     6.34%   Libor+.45%      2/04        2/05             46,494       -

8 Indirect Investment in Portfolio

Belvedere Capital's interest in the Portfolio at March 31, 1999, was $4,529,834,947, representing 44.9% of the Portfolio's net assets, and at March 31, 1998 was $1,817,330,753, representing 37.6% of the Portfolio's assets. Belair Capital's investment in Belvedere Capital at March 31, 1999 was $2,041,655,652, representing 45.1% of Belvedere Capital's net assets, and at March 31, 1998 was $667,439,285, representing 36.7% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 1999 totaled $12,010,208, of which $5,872,359 was allocated to the Fund. Investment income allocated to Belvedere Capital from the Portfolio for the period ended March 31, 1998 totaled $5,931,190, of which $1,777,687 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 1999 totaled $4,771,888, of which $2,361,466 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the period ended March 31, 1998 totaled
$1,895,572, of which $511,865 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $784,855 for the three months ended March 31, 1999, representing $40,282 of operating expenses and $744,573 of service fees. Belvedere Capital allocated additional expenses to the Fund of $165,508 for the period ended March 31, 1998, representing $24,946 of operating expenses and $140,562 of service fees (see Note 5).

A summary of the Portfolio's Statement of Assets and Liabilities, at March 31, 1999, December 31, 1998 and March 31, 1998 and its operations for the three months ended March 31, 1999, the year ended December 31, 1998 and the period ended March 31, 1998 follows:

                                              March 31,       December 31, 1998        March 31,
                                                1999                                     1998
                                          ------------------ -------------------- --------------------
   Investments, at value                    $10,118,166,710       $8,713,317,160       $4,828,513,953
   Other Assets                                  11,801,799            7,040,200            6,108,537

   Total Assets                             $10,129,968,509      $ 8,720,357,360      $ 4,834,622,490
   Total Liabilities                             44,583,965           15,498,025            1,640,860

   Net Assets                               $10,085,384,545      $ 8,704,859,335      $ 4,832,981,629
   ====================================== ================== ==================== ====================
   Dividends and interest                      $ 27,230,271         $ 70,963,640         $ 15,697,528

   Investment adviser fee                        10,581,529           26,313,762            4,773,371
   Other expenses                                   297,623            1,306,076              244,816

   Total expenses                              $ 10,879,152         $ 27,619,838           $5,018,187

   Net investment income                       $ 16,351,119         $ 43,343,802          $10,679,341
   Net realized gains (losses)                   18,042,697         (69,097,723)            3,388,200
   Net unrealized gains                         265,622,128        1,226,948,293          524,618,241

   Net increase in net assets from          $   300,015,944      $ 1,201,194,372       $  538,685,782
   operations
   ====================================== ================== ==================== ====================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Increases and decreases in the Fund's net asset value per Share are derived from net investment income, and realized and unrealized gains and losses on investments, including securities investments held through the Fund's indirect interest (through the Company) in the Portfolio, real estate investments held through BREC and any direct investments of the Fund. Expenses of the Fund include its pro-rata share of the expenses of BREC, the Company, and indirectly the Portfolio, as well as the actual and accrued expenses of the Fund. The Fund's most significant expense is interest incurred on borrowings under the Credit Facility and, to a lesser degree, interest rate swap agreements. Fund borrowings are used primarily to finance the purchase of Partnership Preference Units through BREC. The interest paid on Fund borrowings is offset by the dividends earned from the Fund's indirect investment in Partnership Preference Units. The Fund's realized and unrealized gains and losses on investments are based on its allocated share of the realized and unrealized gains and losses of the Company, and indirectly the Portfolio, as well as realized and unrealized gains and losses on investments in Partnership Preference Units through BREC. The realized and unrealized gains and losses on investments have the most significant impact on the Fund's net asset value per share and result from sales of such investments and changes in their underlying value. The investments of the Portfolio consist primarily of common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Because the securities holdings of the Portfolio are broadly diversified, the performance of the Portfolio cannot be attributed to one particular stock or one particular industry or market sector. The performance of the Portfolio and the Fund are substantially influenced by the overall performance of the United States stock market, as well as by the relative performance versus the overall market of specific stocks and classes of stocks in which the Portfolio maintains large positions. Through the impact of interest rates on the valuation of the Fund's investments in Partnership Preference Units through BREC and its positions in interest rate swap agreements, the performance of the Fund is also affected by movements in interest rates and, particularly, changes in credit spread relationships. On a combined basis, the Fund's Partnership Preference Units and interest rate swaps generally decline in value when credit spreads widen (as fixed income markets grow more risk-averse) and generally increase in value when credit spreads tighten.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1999
----------------------------------------------------------

     The Fund achieved a total return of 3.6% during the quarter ended March 31, 1999. This return reflects an increase in the Fund's net asset value per share from $116.66 to $120.94. For comparison, the S&P 500, an unmanaged index commonly used to measure the performance of U.S. stocks, had a total return of 5.0% over the same period.

     During the first quarter of 1999, performance in the U.S. equity market was led by the large capitalization growth stocks that dominate the S&P 500 and, to a lesser extent, the holdings of the Portfolio. Investors placed increasingly high valuations on well-known, industry-leading companies with above-market growth potentials. This continues the trend established during 1998.

     In the fixed income markets, the first quarter was characterized by rising interest rates on benchmark government bonds and a narrowing of credit spreads for corporate issues. The Fund's performance during the quarter was positively impacted by its holdings of Partnership Preference Units and the associated interest rate swap agreements, benefiting from the narrowing of credit spreads.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of March 31, 1999, the Fund had outstanding borrowings of $618 million and unused loan commitments of $7 million under the Credit Facility established with Merrill Lynch International Bank Limited, the term of which extends until

February 6, 2005. The Credit Facility is being used primarily to finance the Fund's investments in Partnership Preference Units and will continue to be used for such purposes in the future, as well as to provide for any short-term liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder for these purposes.

     The Fund may redeem shares of the Company at any time. Both the Company and the Portfolio follow the practice of normally meeting redemptions by distributing securities, consisting, in the case of the Company, of securities drawn from the Portfolio. The Company and the Portfolio may also meet redemptions by distributing cash. As of March 31, 1999, the Portfolio had cash and short-term investments totaling $460.2 million. The Portfolio participates in a $130 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had no outstanding borrowings under the $130 million line of credit at March 31, 1999, and, as of that date, the net assets of the Portfolio totaled $10,085.4 million. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of March 31, 1999, restricted securities, which are considered illiquid, constituted 4.5% of the net assets of the Portfolio.

     The Partnership Preference Units held by BREC are not registered under the Securities Act and are subject to substantial restrictions on transfer. As such, they are considered illiquid.

     Redemptions of Fund Shares are met primarily by distributing securities drawn from the Portfolio, although cash may also be distributed. Shareholders generally do not have the right to receive the proceeds of Fund redemptions in cash.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The value of Fund Shares may not increase or may decline. The performance of the Fund fluctuates. There can be no assurance that the performance of the Fund will match that of the United States stock market or that of other equity funds. In managing the Portfolio for long-term, after-tax returns, the Portfolio's investment adviser generally seeks to avoid or minimize sales of securities with large accumulated capital gains, including contributed securities. Such securities constitute a substantial portion of the assets of the Portfolio. Although the Portfolio may utilize certain management strategies in lieu of selling appreciated securities, the Portfolio's, and hence the Fund's, exposure to losses during stock market declines may nonetheless be higher than that of funds that do not follow a general policy of avoiding sales of highly-appreciated securities.

     The Portfolio invests in securities issued by foreign companies and the Fund may acquire foreign investments. Foreign investments involve considerations and possible risks not typically associated with investing in the United States. The value of foreign investments to U.S. investors may be adversely affected by changes in currency rates. Foreign brokerage commissions, custody fees and other costs of investing are generally higher than in the United States, and foreign investments may be less liquid, more volatile and more subject to government regulation than in the United States. Foreign investments could be adversely affected by other factors not present in the United States, including expropriation, confiscatory taxation, lack of uniform accounting and auditing standards, armed conflict, and potential difficulty in enforcing contractual obligations.

     In managing the Portfolio, the investment adviser may purchase or sell derivative instruments (which derive their value by reference to other securities, indices, instruments, or currencies) to hedge against securities price declines and currency movements and to enhance returns. Such transactions may include, without limitation, the purchase and sale of stock index futures contracts and options on stock index futures; the purchase of put options and the sale of call options on securities held; equity swaps; and the purchase and sale of forward currency exchange contracts and currency futures. The Portfolio may make short sales of securities provided that an equal amount is held of the security sold short (a covered short sale) and may also lend portfolio securities. The Fund utilizes interest rate swap agreements to fix the cost of its borrowings over the term of the Credit Facility. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of these investment techniques is a specialized activity that may be considered speculative and which can expose the Fund and the Portfolio to significant risk of loss. Successful use of these investment techniques is subject to the ability and performance of the investment adviser. The Fund's and the Portfolio's ability to meet their investment objectives may be adversely affected by the use of these techniques. The writer of an option or a party to an equity swap may incur losses that substantially exceed the payments, if any, received from a counterparty. Swaps, caps, floors, collars and over-the-counter options are private contracts in which there is also a risk of loss in the event of a default on an obligation to pay by the counterparty. Such instruments may be difficult to value, may be illiquid and may be subject to wide swings in valuation caused by changes in the price of the underlying security, index, instrument or currency. In addition, if the Fund or the Portfolio has insufficient cash to meet margin, collateral or settlement requirements, it may have to sell assets to meet such requirements. Alternatively, should the Fund or the Portfolio fail to meet these requirements, the counterparty or broker may liquidate positions of the Fund or the Portfolio. The Portfolio may also have to sell or deliver securities holdings in the event that it is not able to purchase securities on the open market to cover its short positions or to close out or satisfy an exercise notice with respect to options positions it has sold. In any of these cases, such sales may be made at prices or in circumstances that the investment adviser considers unfavorable.

     The Portfolio's ability to utilize covered short sales, certain equity swaps and certain equity collar strategies (combining the purchase of a put option and the sale of a call option) as a tax-efficient management technique with respect to holdings of appreciated securities is limited to circumstances in which the hedging transaction is closed out within thirty days of the end of the Portfolio's taxable year and the underlying appreciated securities position is held unhedged for at least the next sixty days after such hedging transaction is closed. There can be no assurance that counterparties will at all times be willing to enter into covered short sales, interest rate hedges, equity swaps and other derivative instrument transactions on terms satisfactory to the Fund or the Portfolio. The Fund's and the Portfolio's ability to enter into such transactions may also be limited by covenants under the Credit Facility, the federal margin regulations and other laws and regulations. The Portfolio's use of certain investment techniques may be constrained because the Portfolio is a diversified, open-end management investment company registered under the 1940 Act and because other investors in the Portfolio are regulated investment companies under Subchapter M of the Code. Moreover, the Fund and the Portfolio are subject to restrictions under the federal securities laws on their ability to enter into transactions in respect of securities that are subject to restrictions on transfer pursuant to the Securities Act.

         Although intended to add to returns, the borrowing of funds to purchase Partnership Preference Units through BREC exposes the Fund to the risk that the returns achieved on the Partnership Preference Units will be lower than the cost of borrowing to purchase such assets and that the leveraging of the Fund to buy such assets will therefore diminish the returns to be achieved by the Fund as a whole. In addition, there is a risk that the availability of financing will be interrupted at some future time, requiring the Fund to sell assets to repay outstanding borrowings or a portion thereof. It may be necessary to make such sales at unfavorable prices. The Fund's obligations under the Credit Facility are secured by a pledge of its assets. In the event of default, the lender could elect to sell assets of the Fund without regard to consequences of such action for Shareholders. The rights of the lender to receive payments of interest on and repayments of principal of borrowings is senior to the rights of the Shareholders. Under the terms of the Credit Facility, the Fund is not permitted to make distributions of cash or securities while there is outstanding an event of default under the Credit Facility. During such periods, the Fund would not be able to honor redemption requests or make cash distributions.

     The Partnership Preference Units held by the Fund through its investment in BREC are subject to restrictions on transfer, including, among other restrictions, limitations on the manner of resale and the requirement that the general partner of the issuer consent to transfers. In addition, there is no active secondary market for any Partnership Preference Units that BREC holds. Accordingly, BREC's investments in Partnership Preference Units are illiquid. The success of BREC's investments in Partnership Preference Units depends in part on many factors related to the real estate market and to the issuing partnerships that may affect such partnerships' profitability and their ability to make distributions to holders of Partnership Preference Units. These factors include, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance, government rules and regulations, and acts of God. Although BREC's investments in Partnership Preference Units are, to some degree, insulated from risk by virtue of their senior position relative to other equity interests in the issuing partnerships and by their diversification across a range of property types and geographic regions, the above-referenced factors can substantially affect the value and marketability of such investments over time. There can be no assurance that the investments in Partnership Preference Units will be an economic success.

     The valuations of Partnership Preference Units held by the Fund through its investment in BREC fluctuate over time to reflect, among other factors, changes in interest rates, changes in the perceived riskiness of such units (including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market. Increases in interest rates and increases in the perceived riskiness of such units or comparable or similar securities will adversely affect the valuation of the Partnership Preference Units. Fluctuations in the value of Partnership Preference Units derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund with respect to its borrowings under the Credit Facility. Fluctuations in the value of Partnership Preference Units derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund. Changes in the valuation of the Partnership Preference Units not offset by changes in the valuation of interest rate swap agreements or other interest rate hedges entered into by the Fund will cause the performance of the Fund to deviate from the performance of the Portfolio. Over time, the performance of the Fund can be expected to be more volatile than the performance of the Portfolio.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Fund is not aware of any pending legal proceedings to which the Fund is a party or to which of their assets are subject.

Item 2. Changes in Securities and Use of Proceeds.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     27 Financial Data Schedules

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BELAIR CAPITAL FUND LLC




                               By: /s/ James L. O'Connor
                                   ----------------------------------
                                   James L. O'Connor
                                   Vice President and Treasurer