Form 10-Q
period 1999-06-30
BELAIR CAPITAL FUND LLC
filed 1999-08-12
CIK 1050816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1999


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

Securities  to be  registered  pursuant  to  Section  12(b)  of  the  Act:  None

Securities to be registered pursuant to Section 12(g) of the Act:

           Limited Liability Company Interests in the Fund ("Shares")
           ----------------------------------------------------------
                                (Title of class)

                             Belair Capital Fund LLC
                                Index to Form 10Q

PART I - FINANCIAL  INFORMATION

Page Item 1.   Unaudited Consolidated Financial Statements                     2

               Consolidated  Statements of Assets and
               Liabilities as of June 30, 1999 (unaudited)
               and December 31, 1998                                           2

               Consolidated  Statements of Operations For
               the Three Months Ended June 30, 1999 and 1998
               (unaudited)  and for the Six Months Ended
               June 30, 1999 and the period ended
               June 30, 1998 (unaudited)                                       3

               Consolidated  Statements  of  Changes  in
               Net  Assets For the Six Months Ended
               June 30, 1999 and 1998 (unaudited)                              4

               Consolidated  Statements  of Cash Flows
               for the Six Months  Ended June 30, 1999
               and 1998 (unaudited)                                            5

               Notes to Financial Statements as of
               June 30, 1999 (unaudited)                                       6


Item 2.        Management's  Discussion and Analysis of
               Financial Condition and Results of Operations                  12

Item 3.        Quantitative and Qualitative Disclosures About
               Market Risk                                                    14

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                              17

Item 2.        Changes in Securities and Use of Proceeds                      17

Item 3.        Defaults Upon Senior Securities                                17

Item 4.        Submission of Matters to a Vote of Security Holders            17

Item 5.        Other Information                                              17

Item 6.        Exhibits and Reports on Form 8-K                               17


SIGNATURES                                                                    18

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------

BELAIR CAPITAL FUND LLC
 Consolidated Statements of Assets and Liabilities

                                                                                   June 30,
                                                                                     1999               December 31,
                                                                                 (Unaudited)                1998
                                                                              ------------------     ------------------
 Assets:
     Total investments, at value (identified cost, $2,318,848,596 at             $2,697,580,106         $2,535,739,282
       June 30, 1999 and $2,304,223,436 at December 31, 1998)
     Cash                                                                               132,927              2,711,580
     Receivable for open swap contracts                                               9,940,292                      -
     Dividends receivable                                                             7,057,703              1,008,985
     Deferred organization expenses                                                     394,008                508,884
     Other receivable                                                                    12,089                      -
                                                                              ------------------     ------------------
            Total Assets                                                         $2,715,117,125         $2,539,968,731
                                                                              ------------------     ------------------

 Liabilities:
     Loan payable                                                                 $ 625,000,000          $ 583,000,000
     Payable for open swap contracts                                                          -             18,155,651
     Payable for fund shares redeemed                                                   631,313                      -
     Minority interest                                                                  208,000                      -
     Interest payable                                                                 5,134,939              4,926,762
     Other accrued expenses                                                             100,186              1,037,946
                                                                              ------------------     ------------------
            Total Liabilities                                                     $ 631,074,438          $ 607,120,359
                                                                              ------------------     ------------------
 Net assets                                                                      $2,084,042,687         $1,932,848,372
                                                                              ==================     ==================

 Sources of Net Assets:
     Paid-in capital                                                             $1,752,925,594         $1,779,879,517
     Accumulated net realized loss on investments (computed
       on the basis of identified cost)                                            (56,935,785)           (55,088,152)
     Accumulated distributions in excess of net investment income                     (618,924)            (5,303,188)
     Net unrealized appreciation of investments (computed
       on the basis of identified cost)                                             388,671,802            213,360,195
                                                                              -----------------     ------------------
            Total                                                                $2,084,042,687         $1,932,848,372
                                                                              ==================     ==================

 Shares outstanding                                                                  16,346,353             16,568,833

 Net Asset Value and Redemption
 Price Per Share                                                                    $    127.49            $    116.66

BELAIR CAPITAL FUND LLC

 Consolidated Statements of Operations (Unaudited)          Three months       Three months        Six months          Period
                                                                ended              ended              ended            ended
                                                              June 30,         June 30, 1998      June 30, 1999       June 30,
                                                                1999                                                   1998*
                                                           ---------------  ------------------- ----------------- ----------------
 Investment Income:
   Dividends allocated from Belvedere Capital (net of         $ 4,740,033        $   2,834,092       $ 9,358,559      $ 4,611,779
     foreign taxes of $94,698, $85,328, $141,357 and
     $85,328, respectively)

   Interest allocated from Belvedere Capital                    1,165,695              776,836         2,419,528          776,836
   Expenses allocated from Belvedere Capital                   (3,217,522)          (2,021,159)       (6,363,843)      (2,698,532)
                                                           ---------------  ------------------- ----------------- ----------------
   Net investment income allocated from Belvedere               2,688,206            1,589,769         5,414,244        2,690,083
     Capital
   Dividends from partnership preference units                 11,934,026            5,727,753        23,656,074        5,727,753
   Interest                                                       125,136                    -           165,570                -
                                                           ---------------  ------------------- ----------------- ----------------
          Total investment income                             $14,747,368        $   7,317,522      $ 29,235,888     $  8,417,836
                                                           ---------------  ------------------- ----------------- ----------------

 Expenses:
  Investment advisor fees                                     $ 1,653,140         $    900,296      $  3,174,777      $ 1,167,237
  Service fees                                                    238,792              131,371           469,081          183,763
  Interest expense                                              8,586,283            5,454,923        16,930,903        7,313,858
  Interest expense on swap contracts                            1,809,076              521,966         3,472,568          681,436
  Custodian and transfer agent fees                                 9,874               12,905            31,951           18,586
  Legal and accounting services                                   394,053              279,668           426,416          296,238
  Printing and postage                                              3,631                3,805             4,860            5,728
  Amortization of organization expenses                             8,156               38,304            38,770           39,725
  Miscellaneous                                                         -              243,087             2,298          371,365
                                                           ---------------  ------------------- ----------------- ----------------
         Total expenses                                       $12,703,005        $   7,586,325      $ 24,551,624     $ 10,077,936
                                                           ---------------  ------------------- ----------------- ----------------
 Net investment income (loss)                                 $ 2,044,363        $   (268,803)      $  4,684,264    $ (1,660,100)
                                                           ---------------  ------------------- ----------------- ----------------

 Realized and Unrealized Gain (Loss)
 Net realized gain (loss) -
   Investment transactions from Belvedere Capital             $ 1,187,438        $   5,663,034      $  6,393,795     $  5,280,570
   Investment transactions in partnership preference
     units                                                     (2,940,672)                   -        (8,241,428)               -
   Investment transactions in copper and aluminum                       -                    -                 -       (1,315,184)
                                                           ---------------  ------------------- ----------------- ----------------
          Net realized gain (loss)                          $ (1,753,234)        $   5,663,034     $ (1,847,633)     $  3,965,386
                                                           ---------------  ------------------- ----------------- ----------------
 Change in unrealized appreciation (depreciation) -
   Investment in Belvedere Capital                           $109,647,685        $  12,885,176      $160,978,642     $ 74,024,528
   Investments in partnership preference units               (19,294,500)         (22,376,110)      (13,762,978)     (22,376,110)
   Interest rate swap contracts                                16,715,449          (2,176,669)        28,095,943      (3,883,337)
                                                           ---------------  ------------------- ----------------- ----------------
          Net change in unrealized appreciation              $107,068,634       $ (11,667,603)      $175,311,607     $ 47,765,081
          (depreciation)
                                                           ---------------  ------------------- ----------------- ----------------

   Net realized and unrealized gain (loss)                   $105,315,400       $  (6,004,569)      $173,463,974     $ 51,730,467
                                                           ---------------  ------------------ ----------------- ----------------
 Net increase (decrease) in net assets from operations       $107,359,763       $  (6,273,372)      $178,148,238     $ 50,070,367
                                                           ===============  =================== ================= ================

* For the period from the start of business, February 6, 1998, to June 30, 1998.

BELAIR CAPITAL FUND LLC

 Consolidated Statements of Changes in Net Assets (Unaudited)
                                                                                 Six months            Period
                                                                                   ended                ended
                                                                               June 30, 1999        June 30, 1998*
                                                                              ----------------    -----------------
 Increase(Decrease) in Net Assets:
     Net investment income (loss)                                              $    4,684,264        $ (1,660,100)
     Net realized gain (loss) from investment transactions                        (1,847,633)            3,965,386
     Net change in unrealized appreciation (depreciation) of investments          175,311,607           47,765,081
                                                                              ----------------    -----------------
            Net increase (decrease) in net assets from operations                 178,148,238         $ 50,070,367
                                                                              ----------------    -----------------

 Transactions in fund shares -
     Investment securities and cash contributed                                      $      -       $1,848,831,750
     Less - selling commissions                                                             -          (8,512,168)
                                                                              ----------------    -----------------
     Net contributions                                                                      -        1,840,319,582
     Net asset value of shares redeemed                                          (26,953,923)         (13,216,046)
                                                                              ----------------    -----------------
            Net increase in net assets from Fund share transactions             $(26,953,923)       $1,827,103,536
                                                                              ----------------    -----------------

 Net increase in net assets                                                      $151,194,315       $1,877,173,903

 Net assets:
     Beginning of period                                                        1,932,848,372               10,100
                                                                              ---------------    -----------------
     End of period                                                            $2,084,042,687        $1,877,184,003
                                                                              ================    =================


 Accumulated distributions in excess of net investment
 income/(net investment loss) included in net assets at end of period              $  618,924        $ (1,660,100)

* For the period from the start of business, February 6, 1998, to June 30, 1998.

BELAIR CAPITAL FUND LLC

Consolidated Statements of Cash Flows (Unaudited)
                                                                          Six months          Period
                                                                             ended             Ended
                                                                        June 30, 1999      June 30, 1998*
                                                                        ---------------  -----------------
Cash flows from (for) Operating Activities -
Net investment income (loss)                                               $ 4,684,264      $ (1,660,100)
Adjustments to reconcile net investment income to net
Cash flows from operations -
       Amortization of organization expense                                     38,770             39,725
       Net investment income allocated from Belvedere Capital               (5,414,244)        (2,690,083)
       Increase in dividends receivable                                     (6,048,718)        (3,901,110)
       Increase in other receivable                                           (12,089)           (93,269)
       Payment of organization expenses                                      (443,560)           (60,000)
       Increase in payable to affiliates                                            -             96,158
       Increase (decrease) in interest payable for open swap contracts         372,345            353,663
       Increase (decrease) in accrued interest and operating expenses        (374,262)          4,690,974
       Purchases of partnership preference units, copper and aluminum    (209,000,000)      (603,535,863)
       Sales of partnership preference units, copper and aluminum          168,858,572         47,220,679
       Net (increase) decrease in investment in Belvedere Capital           10,035,713          1,014,925
                                                                        ---------------  -----------------
       Net cash flows used for operating activities                      $(37,303,209)     $(558,524,301)
Cash Flows From Financing Activities -
       Proceeds from loan                                                 $ 42,000,000      $ 568,000,000
       Contribution from Manager                                                    -            100,000
       Payments on behalf of shareholders (selling commissions)                     -        (8,512,168)
       Payments for Fund shares redeemed                                   (7,275,444)        (1,073,631)
                                                                        ---------------  -----------------
       Net cash flows from financing activities                           $ 34,724,556       $558,514,201

Net increase (decrease) in cash                                            (2,578,653)           (10,100)

Cash beginning of period                                                     2,711,580             10,100
                                                                        ---------------  -----------------
Cash end of period                                                          $  132,927          $       -
                                                                        ===============  =================


Supplemental Disclosure and Non-cash Investing and
Financing Activities
       Securities contributed by shareholders, invested in Belvedere      $          -     $1,848,731,750
       Capital
       Unrealized appreciation of investments and open swap contracts      388,671,802         47,765,081
       Interest paid for loan                                               17,095,071          2,908,544
       Interest paid for swap contracts                                      3,100,223            327,773
       Market value of securities distributed in payment of redemptions     19,672,166         12,142,415

* For the period from the start of business, February 6, 1998, to June 30, 1998.

BELAIR CAPITAL FUND LLC As Of June 30, 1999
NOTE TO CONSOLIDATED FINANICIAL STATEMENTS (UNAUDITED)

1. Belair Capital Fund LLC (Belair Capital) is organized as a Massachusetts limited liability company to offer diversification and tax-sensitive investment management to persons holding large and concentrated positions in equity securities of selected publicly-traded companies. The investment objective of Belair Capital is to achieve long-term, after-tax returns for Shareholders.
Belair Capital pursues this objective primarily by investing indirectly in Tax-Managed Growth Portfolio (the Portfolio), a diversified, open-end management investment company registered under the Investment Company Act of 1940, as amended. The Portfolio is organized as a trust under the laws of the state of New York. Belair Capital maintains its investment in the Portfolio by investing in Belvedere Capital Fund Company LLC (Belvedere Capital), a separate Massachusetts limited liability company that invests exclusively in the Portfolio. The performance of Belair Capital and Belvedere Capital are directly and substantially affected by the performance of the Portfolio. Separate from its investment in the Portfolio through Belvedere Capital, the Fund invests indirectly in income-producing, preferred equity interests in real estate operating partnerships (partnership preference units) affiliated with publicly-traded real estate investment trusts (REITs). Belair Capital's investment in partnership preference units is achieved through its investment in Belair Real Estate Corporation (BREC). BREC is a Delaware corporation that has been organized and intends to operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code. At June 30, 1999, Belair Capital owned 100% of the common stock issued by BREC and intends to hold all of BREC's common stock at all times. BREC began operations on November 24, 1998. Prior to November 24, 1998, Belair Capital invested directly in partnership preference units.

The accompanying consolidated financial statements include the accounts of Belair Capital and BREC (collectively, the Fund) for periods ending after November 24, 1998. All material intercompany accounts and transactions have been eliminated. For informational purposes, a summary of the Portfolio's operations is included with these consolidated financial statements (see Note 8).

The following is a summary of significant accounting policies consistently followed by the Fund in the preparation of its consolidated financial statements. The policies are in conformity with generally accepted accounting principles.

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

D Income Taxes -- Belair Capital, Belvedere Capital and the Portfolio are treated as partnerships for federal income tax purposes. As a result, Belair Capital, Belvedere Capital and the Portfolio do not incur federal income tax liability, and the shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss, and deduction. BREC's policy is to comply with the Internal Revenue Code applicable to REITs. BREC will generally not be subject to federal income tax to the extent that it distributes its earnings to its shareholders and maintains its qualification as a REIT.

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

K Interim Financial Statements -- The interim financial statements relating to June 30, 1999 and June 30, 1998 and for the periods then ended have not been audited by independent certified public accountants, but in the opinion of the Fund's management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for the presentation of the financial statements.

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

3 Shareholder Transactions

The Fund may issue an unlimited number of full and fractional shares. Transactions in Fund shares, including contributions of securities and cash in exchange for shares of the Fund were as follows:

                                   Six Months Ended     Period Ended
                                    June 30, 1999       June 30, 1998*
                                  ------------------- ------------------
   Issued at fund closings                       -           17,179,183
   Redemptions                             (222,480)          (124,049)
                                  ------------------- ------------------
   Net increase (decrease)                 (222,480)         17,055,134
                                  ------------------- ------------------

* For the period from the start of business, February 6, 1998, to June 30, 1998.

Redemptions of shares held less than three years are generally subject to a redemption fee of 1% of the net asset value of shares redeemed. The redemption fee is paid to the Investment Adviser by the Fund on behalf of the redeeming Shareholder. No charge is levied on redemptions of shares acquired through the reinvestment of distributions, shares redeemed in connection with a Tender Security or shares redeemed following the death of all of the initial holders of the shares redeemed. In addition, no fee applies to redemptions by a Shareholder, who, during any 12-month period, redeem less than 8% of the total number of shares held by the Shareholder as of the beginning of the 12-month period. For the six months ended June 30, 1999 and the period ended June 30, 1998, the Investment Adviser received $137,888 and $122,399, respectively, in redemption fees.

4 Investment Transactions

Increases and decreases of the Fund's investment in Belvedere Capital for the six months ended June 30, 1999 aggregated $20,703,023 and $49,785,902, respectively, and for the period ended June 30, 1998 aggregated $1,863,625,148 and $27,950,738, respectively. Purchases and sales of other investments aggregated $209,000,000 and $168,858,572, respectively, for the six months ended June 30, 1999, and $603,535,863 and $47,220,679, respectively, for the period ended June 30, 1998. In addition, investments were distributed in payment of Fund shares redeemed resulting in realized capital gains (losses) of $(1,402,664) and $2,527,529 for book purposes, for the six months ended June 30, 1999 and for the period ended June 30, 1998, respectively.

5 Management Fee and Other Transactions With Affiliates

The Fund and the Portfolio have engaged Boston Management and Research (BMR), a wholly-owned subsidiary of Eaton Vance Management (EVM) as investment adviser. Under the terms of the advisory agreement with the Portfolio, BMR receives a monthly fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the six months ended June 30, 1999 and the period ended June 30, 1998 the advisory fee applicable to the Portfolio was 0.46% and 0.478%, respectively, of average net assets for such periods. Belvedere Capital's allocated portion of the advisory fee amounted to $5,515,256 of which $2,322,751 was allocated to the Fund, for the three months ended June 30, 1999, and $2,278,261, of which $1,380,097 was allocated to the Fund, for the three months ended June 30, 1998. Belvedere Capital's allocated portion of the advisory fee amounted to $10,155,976 of which $4,619,261 was allocated to the Fund, for the six months ended June 30, 1999, and $4,017,324, of which $1,840,207 was allocated to the Fund, for the period ended June 30, 1998. In addition, Belair Capital pays BMR a monthly advisory and administrative fee of 1/20 of 1% (0.60% annually) of the average daily gross investment assets of Belair Capital (including the value of all assets of Belair Capital other than Belair Capital's investment in BREC, minus the sum of Belair Capital's liabilities other than the principal amount of money borrowed) and BREC pays BMR a monthly management fee at a rate of 1/20th of 1% (equivalent to 0.60% annually) of its average gross investment assets (including the value of all assets of BREC, minus the sum of BREC's liabilities other than any liability with respect to Belair Capital's Credit Facility). The advisory fee payable by the Portfolio in respect of Belair Capital's indirect investment in the Portfolio is credited toward the Belair Capital's advisory and administrative fee payment. For the three month periods ended June 30, 1999 and 1998 the advisory and administrative fee payable to BMR by the Fund, less the Fund's allocated share of the Portfolio's advisory fee, totaled $1,653,140 and $900,296, respectively. For the six months ended June 30, 1999 and the period ended June 30, 1998 the advisory and administrative fee payable to BMR by the Fund, less the Fund's allocated share of the Portfolio's advisory fee, totaled $3,174,777 and $1,167,237, respectively.

Eaton Vance Management (EVM) serves as manager of Belair Capital and receives no separate compensation for services provided in such capacity.

Pursuant to a servicing agreement between Belvedere Capital and Eaton Vance Distributors, Inc. (EVD), Belvedere Capital pays a servicing fee to EVD for providing certain services and information to shareholders. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Capital's average daily net assets and totaled $1,837,056 and $729,436 for the three month periods ended June 30, 1999 and 1998, respectively, of which $777,340 and $447,327 was allocated to Belair Capital for the respective periods. The servicing fee totaled $3,343,263 and $1,255,273 for the six months ended June 30, 1999 and the period ended June 30, 1998, respectively, of which $1,521,913 and $587,890 was allocated to Belair Capital for the respective periods. Pursuant to a servicing agreement between Belair Capital and EVD, Belair Capital pays a servicing fee to EVD on a quarterly basis at an annual rate of 0.20% of Belair Capital's average daily net assets, less Belair Capital's allocated share of the servicing fee payable by Belvedere Capital. For the three month periods ended June 30, 1999 and 1998, the servicing fee paid directly by Belair Capital totaled $238,792 and $131,371, respectively. For the six months ended June 30, 1999 and the period ended June 30, 1998 the servicing fee paid directly by Belair Capital totaled $469,081 and $183,763, respectively. For shares sold through a subagent, EVD assigns servicing responsibilities and fees to the applicable subagent beginning twelve months after the issuance of Fund shares to such persons. For the three months ended June 30, 1999, EVD paid $637,333 in service fees to subagents. For the six months ended June 30, 1999, EVD paid $828,542 in service fees to subagents. No service fees were paid to subagents for the period ended June 30, 1998.

6 Credit Facility

The Fund has obtained a $625,000,000 Credit Facility with a term of seven years from Merrill Lynch International Bank Limited. The Fund's obligations under the Credit Facility are secured by a pledge of its assets. Interest on borrowed funds is based on the prevailing LIBOR rate for the respective interest period plus a spread of 0.45% per annum. The Fund may borrow for interest periods of one month to five years. In addition, the Fund pays a commitment fee at a rate of 0.10% per annum on the unused amount of the loan commitment. Initial borrowings have been used to purchase qualifying assets (partnership preference units, copper and aluminum) to pay selling commissions and organizational expenses, and to provide for the short-term liquidity needs of the Fund. Additional borrowings under the Credit Facility may be made in the future for these purposes. At June 30, 1999 and December 31, 1998, amounts outstanding under the Credit Facility totaled $625,000,000 and $583,000,000, respectively.

On July 28, 1999, the Credit Facility was increased to $655,000,000.

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


                                                                          Unrealized      Unrealized
              NOTIONAL                             Initial               Appreciation/  Appreciation/
              AMOUNT                              Optional              (Depreciation)  (Depreciation)
    Effective  (000's     Fixed      Floating    Termination  Maturity    At June 30,  At December 31,
       Date   omitted)     Rate        Rate         Date        Date         1999            1998
    ----------------------------------------------------------------------------------------------------
       2/98     $60,000     6.72%   Libor+.45%      2/03        2/05         $  906,460    $(1,845,506)
       2/98     120,000    6.715%   Libor+.45%      2/03        2/05          1,837,278     (3,665,804)
       4/98      50,000     6.84%   Libor+.45%      2/03        2/05            512,736     (1,788,985)
       4/98     150,000    6.835%   Libor+.45%      4/03        4/05          1,667,259     (5,584,296)
       6/98      20,000     6.67%   Libor+.45%      6/03        2/05            364,570       (620,177)
       6/98      75,000     6.68%   Libor+.45%      6/03        2/05          1,335,201     (2,358,284)
       6/98      80,000    6.595%   Libor+.45%      6/03        2/05          1,714,431     (2,219,084)
      11/98      14,709     6.13%   Libor+.45%      11/03       2/05            590,761        (73,515)
       2/99      34,951     6.34%   Libor+.45%      2/04        2/05          1,011,596       -

8 Indirect Investment in Portfolio

Belvedere Capital's interest in the Portfolio at June 30, 1999, was $5,209,972,269, representing 45.0% of the Portfolio's net assets, and at June 30, 1998 was $3,088,405,661, representing 45.1% of the Portfolio's assets.
Belair Capital's investment in Belvedere Capital at June 30, 1999 was $2,148,204,008, representing 41.2% of Belvedere Capital's net assets, and at June 30, 1998 was $1,917,569,591, representing 62.1% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the six months ended June 30, 1999 totaled $26,073,997, of which $11,778,087 was allocated to the Fund. Investment income allocated to Belvedere Capital from the Portfolio for the period ended June 30, 1998 totaled $11,788,177 of which $5,388,615 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the six months ended June 30, 1999 totaled $10,461,875, of which $4,769,940 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the period ended June 30, 1998 totaled
$4,526,155, of which $2,092,210 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $1,593,903 for the six months ended June 30, 1999, representing $71,990 of operating expenses and $1,521,913 of service fees. Belvedere Capital allocated additional expenses to the Fund of $606,322 for the period ended June 30, 1998, representing $18,432 of operating expenses and $587,890 of service fees (see Note 5).

A summary of the Portfolio's Statement of Assets and Liabilities, at June 30, 1999, December 31, 1998 and June 30, 1998 and its operations for the six months ended June 30, 1999, the year ended December 31, 1998 and the period ended June 30, 1998 follows:

                                              June 30,        December 31,             June 30,
                                                1999                1998                 1998
                                          ------------------ -------------------- --------------------
   Investments, at value                    $11,600,175,904       $8,713,317,160       $6,892,118,552
   Other Assets                                  23,965,371            7,040,200           11,299,149
   -------------------------------------- ------------------ -------------------- --------------------
   Total Assets                             $11,624,141,275      $ 8,720,357,360      $ 6,903,417,701
   Total Liabilities                             44,412,722           15,498,025           50,435,328
   -------------------------------------- ------------------ -------------------- --------------------
   Net Assets                               $11,579,728,553      $ 8,704,859,335      $ 6,852,982,373
   ====================================== ================== ==================== ====================
   Dividends and interest                      $ 58,144,116         $ 70,963,640         $ 28,668,064

   Investment adviser fee                        22,746,571           26,313,762            9,921,475
   Other expenses                                   682,895            1,306,076              894,052
   -------------------------------------- ------------------ -------------------- --------------------
   Total expenses                              $ 23,429,466         $ 27,619,838          $10,815,527
   -------------------------------------- ------------------ -------------------- --------------------
   Net investment income                       $ 34,714,650         $ 43,343,802          $17,852,537
   Net realized gains (losses)                   84,420,574         (69,097,723)           23,114,241
   Net unrealized gains                       1,849,522,596        1,226,948,293          519,246,541
   ====================================== ================== ==================== ====================
   Net increase in net assets from
   operations                               $ 1,968,657,820      $ 1,201,194,372         $560,213,319
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

Results of Operations For the Quarter ended June 30, 1999 and the Six Months Ended June 30, 1999

     The Fund achieved a total return of 5.42% during the quarter ended June 30, 1999. This return reflects an increase in the Fund's net asset value per share from $120.94 to $127.49. For comparison, the S&P 500, an unmanaged index commonly used to measure the performance of U.S. stocks, had a total return of 7.05% over the same period.

     During the second quarter of 1999, the U.S. equity market experienced a pronounced change in market leadership. Starting in early April, value stocks began to outperform growth stocks and small capitalization stocks began to outperform big-cap stocks. Many of the large capitalization growth stocks that had been among the best performing stocks over the past few quarters were significant laggards in the second quarter. The performance of big-cap growth stocks was hampered by rising interest rates and high valuations. Cyclical stocks benefited from rising expectations for global economic growth as the recovery in Asia started to show signs of progress.

     In the fixed income markets, the second quarter saw a continuation of the trend toward higher interest rates on benchmark government bonds and a slight narrowing of credit spreads for corporate issues that was established at the end of 1998. Fixed income markets were hurt, first, by the fear of a hike in the federal funds rate and, second, by the reality of a 0.25% increase in the Federal Funds rate late in the quarter.

     The Fund achieved a total return of 9.26% for the six months ended June 30, 1999. This return reflects an increase in the Fund's net asset value per share from $116.66 to $127.49. The S&P 500 had a total return of 12.38% over the same period.

     During the six months ended June 30, 1999, U.S. equity markets continued to move upward. Following the pattern of 1998, performance in the first quarter was lead by the large capitalization growth stocks that dominate the S&P and, to a lesser extent, the holdings of the Portfolio. Starting in early April, the U.S. equity market experienced a pronounced change in market leadership. At that time, value stocks began to outperform growth stocks and small capitalization stocks began to outperform big-cap stocks. The performance of big-cap growth stocks was hurt by rising interest rates and high valuations. Cyclical stocks benefited from rising expectations for global economic growth

     In the fixed income markets, the first half of 1999 saw a pronounced increase in interest rates on benchmark government bonds, reversing the trend of 1998. Fixed income markets were hurt by robust economic conditions in the U.S. and early fears of a rise in inflationary pressures in the domestic economy. The Federal Reserve reacted to the perceived threat to monetary stability by instituting a 0.25% increase in the Federal Funds rate late in the second quarter. The Fund's performance during the first half was positively impacted by its holdings of Partnership Preference Units and the associated interest rate swap agreements, benefiting from the narrowing of credit spreads that took place during the period.

Liquidity and Capital Resources

     As of June 30, 1999, the Fund had outstanding borrowings of $625 million under the Credit Facility established with Merrill Lynch International Bank Limited, the term of which extends until February 6, 2005. The Credit Facility is being used primarily to finance the Fund's investments in Partnership Preference Units and will continue to be used for such purposes in the future, as well as to provide for any short-term liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder for these purposes.

     The Fund may redeem shares of the Company at any time. Both the Company and the Portfolio follow the practice of normally meeting redemptions by distributing securities, consisting, in the case of the Company, of securities drawn from the Portfolio. The Company and the Portfolio may also meet redemptions by distributing cash. As of June 30, 1999, the Portfolio had cash and short-term investments totaling $605.9 million. The Portfolio participates in a $130 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had no outstanding borrowings under the $130 million line of credit at June 30, 1999, and, as of that date, the net assets of the Portfolio totaled $11,579.7 million. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of June 30, 1999, restricted securities, which are considered illiquid, constituted 2.9% of the net assets of the Portfolio.

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

                              BELAIR CAPITAL FUND LLC


                              By:  /s/ James L. O'Connor
                                   --------------------------------
                                   James L. O'Connor
                                   Vice President and Treasurer