Form 10-Q
period 1999-09-30
BELAIR CAPITAL FUND LLC
filed 1999-11-12
CIK 1050816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1999


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
                                (Title of class)

                             Belair Capital Fund LLC
                                Index to Form 10Q

PART I    -    FINANCIAL INFORMATION
                                                                            Page
Item 1.   Consolidated Financial Statements                                    2

          Consolidated  Statements of Assets and
          Liabilities as of September 30, 1999
          (unaudited) and December 31, 1998                                    2

          Consolidated  Statements  of  Operations
          For the Three  Months  Ended September 30,
          1999 and 1998  (unaudited) and for the Nine
          Months Ended September 30, 1999 and the
          period ended September 30, 1998 (unaudited)                          3

          Consolidated  Statements  of Changes in Net
          Assets For the Nine Months Ended September 30,
          1999 and 1998 (unaudited)                                            4

          Consolidated  Statements  of Cash  Flows  for
          the  Nine  Months  Ended September 30, 1999
          and 1998 (unaudited)                                                 5

          Notes to Financial Statements as of September
          30, 1999 (unaudited)                                                 6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          15

PART  II  -    OTHER INFORMATION

Item 1.   Legal Proceedings                                                   18

Item 2.   Changes in Securities and Use of Proceeds                           18

Item 3.   Defaults Upon Senior Securities                                     18

Item 4.   Submission of Matters to a Vote of Security Holders                 18

Item 5.   Other Information                                                   18

Item 6.   Exhibits and Reports on Form 8-K                                    18


SIGNATURES                                                                    19

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------

BELAIR CAPITAL FUND LLC
Consolidated Statements of Assets and Liabilities

                                                                              September 30,
                                                                                  1999             December 31,
                                                                               (Unaudited)             1998
                                                                           -------------------  -------------------
 Assets:
     Total investments, at value (identified cost, $2,272,437,422 at           $2,479,188,542       $2,535,739,282
     September 30, 1999 and $2,304,223,436 at December 31,
     1998)
     Cash                                                                          25,914,060            2,711,580
     Receivable for open swap contracts                                             8,623,471                    -
     Dividends receivable                                                           6,103,940            1,008,985
     Deferred organization expenses                                                   366,343              508,884
     Other receivable                                                                  12,139                    -
                                                                               ---------------      --------------
             Total Assets                                                      $2,520,208,495       $2,539,968,731
                                                                               ---------------      --------------

 Liabilities:
     Loan payable                                                              $  645,000,000       $  583,000,000
     Payable for open swap contracts                                                        -           18,155,651
     Minority interest                                                                208,000                    -
     Interest payable                                                               5,682,113            4,926,762
     Other accrued expenses                                                           131,835            1,037,946
                                                                               ---------------      --------------
             Total Liabilities                                                 $  651,021,948       $  607,120,359
                                                                               ---------------      --------------
 Net assets                                                                    $1,869,186,547       $1,932,848,372
                                                                               ===============      ==============

 Sources of Net Assets:
     Paid-in capital                                                           $1,716,881,706       $1,779,879,517
     Accumulated net realized loss on investments (computed
       on the basis of identified cost)                                           (63,089,652)         (55,088,152)
     Accumulated (distributions in excess of) net investment
       income                                                                          19,902           (5,303,188)
     Net unrealized appreciation of investments (computed
       on the basis of identified cost)                                           215,374,591          213,360,195
                                                                               ---------------      --------------
             Total                                                             $1,869,186,547       $1,932,848,372
                                                                               ===============      ==============

 Shares outstanding                                                                16,053,481           16,568,833

 Net Asset Value and Redemption
 Price Per Share                                                               $       116.43       $       116.66

BELAIR CAPITAL FUND LLC
 Consolidated Statements of Operations
 (Unaudited)                                               Three months      Three months        Nine months          Period
                                                               ended             ended              ended              ended
                                                          September 30,      September 30,      September 30,     September 30,
                                                               1999              1998               1999              1998*
                                                         ----------------- ------------------ ------------------ -----------------
 Investment Income:
     Dividends allocated from Belvedere Capital                $4,661,462         $5,137,565        $14,020,021        $9,749,344
        (net of foreign taxes of $148, $14,761,
         $141,505 and $100,089, respectively)
     Interest allocated from Belvedere Capital                  1,481,654            201,333          3,901,182           978,169
     Expenses allocated from Belvedere Capital                 (3,153,084)        (2,924,437)        (9,516,927)       (5,622,969)
                                                         ----------------- ------------------ ------------------ -----------------
     Net investment income allocated from
     Belvedere Capital                                          2,990,032          2,414,461          8,404,276         5,104,544
     Dividends from partnership preference units               10,757,794         11,145,598         34,413,868        16,873,351
     Interest                                                     109,384              4,559            274,954             4,559
                                                         ----------------- ------------------ ------------------ -----------------
             Total investment income                          $13,857,210        $13,564,618        $43,093,098       $21,982,454
                                                         ----------------- ------------------ ------------------ -----------------

 Expenses:
    Investment advisor fees                                    $1,672,556         $1,380,120         $4,847,333        $2,547,357
    Service fees                                                  222,936            188,953            692,017           372,716
    Interest expense                                            9,296,362          8,924,734         26,227,265        16,238,592
    Interest expense on swap contracts                          1,840,990            323,962          5,313,558         1,264,505
    Custodian and transfer agent fees                              17,886              9,680             49,837            28,266
    Legal and accounting services                                 128,007            187,981            554,423           484,219
    Printing and postage                                              419              3,277              5,279             9,005
    Amortization of organization expenses                          27,666             40,894             66,436            80,619
    Miscellaneous                                                  11,562             21,170             13,860           133,428
                                                         ----------------- ------------------ ------------------ -----------------
            Total expenses                                    $13,218,384        $11,080,771        $37,770,008       $21,158,707
                                                         ----------------- ------------------ ------------------ -----------------
 Net investment income                                           $638,826         $2,483,847         $5,323,090          $823,747
                                                         ----------------- ------------------ ------------------ -----------------

 Realized and Unrealized Gain (Loss)
 Net realized gain (loss) -
     Investment transactions from Belvedere                    $2,783,853       $(11,044,935)        $9,177,648       $(5,764,365)
     Capital
     Investment transactions in partnership                    (8,937,720)                 -        (17,179,148)                -
     preference units
     Investment transactions in copper and                              -                  -                  -        (1,315,184)
     aluminum
                                                         ----------------- ------------------ ------------------ -----------------
             Net realized gain (loss)                        $(6,153,867)       $(11,044,935)       $(8,001,500)      $(7,079,549)
                                                         ----------------- ------------------ ------------------ -----------------
 Change in unrealized appreciation
 (depreciation) -
     Investment in Belvedere Capital                       $(169,040,091)      $(204,833,907)      $ (8,061,449)    $(130,809,379)
     Investments in partnership preference units              (2,940,299)         (3,876,285)       (16,703,277)      (26,252,395)
     Interest rate swap contracts                             (1,316,821)        (23,715,420)         26,779,122      (27,598,757)
                                                         ----------------- ------------------ ------------------ -----------------
    Net change in unrealized
        appreciation/(depreciation)                        $(173,297,211)      $(232,425,612)        $2,014,396    $(18,660,531)
                                                         ----------------- ------------------ ------------------ -----------------

     Net realized and unrealized gain (loss)               $(179,451,078)      $(243,470,547)       $(5,987,104)  $(191,740,080)
                                                         ----------------- ------------------ ------------------ -----------------
Net decrease in net assets from  operations                $(178,812,252)      $(240,986,700)       %  (664,014)  $(190,916,333)
                                                         ================= ================== ================== =================

*For the period from the start of business,  February 6, 1998 to  September  30,1998.

BELAIR CAPITAL FUND LLC
Consolidated Statements of Changes in Net Assets (Unaudited)
                                                                        Nine months          Period
                                                                           ended              Ended
                                                                       September 30,     September 30,
                                                                           1999              1998*
                                                                     ------------------ -----------------
 Increase (Decrease) in Net Assets:
     Net investment income (loss)                                        $   5,323,090    $     823,747
     Net realized gain (loss) from investment transactions                  (8,001,500)      (7,079,549)
     Net change in unrealized appreciation (depreciation) of                 2,014,396     (184,660,531)
      investments
                                                                     ------------------ -----------------
             Net decrease in net assets from operations                       (664,014)   $(190,916,333)
                                                                     ------------------ -----------------

 Transactions in Fund shares -
     Investment securities and cash contributed                         $            -    $1,848,834,256
     Less - selling commissions                                                      -        (8,445,747)
                                                                     ------------------ -----------------
     Net contributions                                                               -     1,840,388,509
     Net asset value of shares redeemed                                    (62,997,811)      (56,260,295)
                                                                     ------------------ -----------------
        Net increase in net assets from Fund share transactions         $  (62,997,811)   $1,784,128,214
                                                                     ------------------ -----------------

 Net decrease in net assets                                             $  (63,661,825)   $1,593,211,881

 Net assets:
     Beginning of period                                                 1,932,848,372            10,100
                                                                     ------------------ -----------------
     End of period                                                      $1,869,186,547    $1,593,221,981
                                                                     ================== =================


 Accumulated net investment
 income included in net assets at end of period                         $       19,902    $      823,747

 *For the period from the start of business,  February 6, 1998 to September  30, 1998.

BELAIR CAPITAL FUND LLC
Consolidated Statements of Cash Flows (Unaudited)
                                                                             Nine months              Period
                                                                                ended                 ended
                                                                           September 30,          September 30,
                                                                                1999                  1998*
                                                                          -----------------     ------------------
Cash flows from (for) Operating Activities -
Net investment income (loss)                                               $     5,323,090       $        823,747
Adjustments to reconcile net investment income to net
Cash flows from (used for) operations -
       Amortization of organization expense                                         66,436                 80,619
       Net investment income allocated from Belvedere Capital                   (8,404,276)            (5,104,544)
       Increase in dividends receivable                                         (5,094,955)            (5,787,657)
       Increase in other receivable                                                (12,139)                     -
       Payment of organization expenses                                           (443,560)               (90,000)
       Increase (decrease) in interest payable/receivable  for open swap           475,260                354,513
       contracts
       Increase (decrease) in accrued interest and operating expenses              101,646              4,496,827
       Purchases of partnership preference units, copper and aluminum         (409,000,000)          (603,535,863)
       Sales of partnership preference units, copper and aluminum              358,486,052             47,220,679
       Net (increase) decrease in investment in Belvedere Capital               43,557,536              7,185,736
                                                                          -----------------     ------------------
       Net cash flows used for operating activities                        $   (14,944,910)      $   (554,355,943)
Cash Flows From Financing Activities -
       Proceeds from loan                                                  $    62,000,000       $    568,000,000
       Contribution from Manager                                                         -                100,000
       Payments on behalf of shareholders (selling commissions)                          -             (8,445,747)
       Payments for Fund shares redeemed                                       (23,852,610)            (5,308,410)
                                                                          -----------------     ------------------
       Net cash flows from financing activities                            $    38,147,390       $    554,345,843

Net increase (decrease) in cash                                                 23,202,480                (10,100)

Cash beginning of period                                                         2,711,580                 10,100
                                                                          -----------------     ------------------
Cash end of period                                                         $    25,914,060       $              -
                                                                          =================     ==================

Supplemental Disclosure and Non-cash Investing and
Financing Activities
       Securities contributed by shareholders, invested in Belvedere       $             -       $  1,848,734,256
       Capital
       Unrealized appreciation (depreciation) of investments and open          215,374,591           (184,660,531)
       swap contracts
       Interest paid for loan                                                   25,947,174             11,790,694
       Interest paid for swap contracts                                          4,838,298                909,992
       Market value of securities distributed in payment of redemptions         39,145,201             50,758,986

 *For the period from the start of business,  February 6, 1998 to September  30, 1998.

BELAIR CAPITAL FUND LLC As Of September 30, 1999
NOTE TO CONSOLIDATED FINANICIAL STATEMENTS (UNAUDITED)

1 Significant Accounting Policies

Belair Capital Fund LLC (Belair Capital) has been organized as a Massachusetts limited liability company to offer diversification and tax-sensitive investment management to persons holding large and concentrated positions in equity securities of selected publicly-traded companies. The investment objective of Belair Capital is to achieve long-term, after-tax returns for Shareholders.
Belair Capital pursues this objective primarily by investing indirectly in Tax-Managed Growth Portfolio (the Portfolio), a diversified, open-end management investment company registered under the Investment Company Act of 1940, as amended. The Portfolio is organized as a trust under the laws of the state of New York. Belair Capital maintains its investment in the Portfolio by investing in Belvedere Capital Fund Company LLC (Belvedere Capital), a separate Massachusetts limited liability company that invests exclusively in the Portfolio. The performance of Belair Capital and Belvedere Capital are directly and substantially affected by the performance of the Portfolio. Separate from its investment in the Portfolio through Belvedere Capital, the Fund invests indirectly in income-producing, preferred equity interests in real estate operating partnerships (partnership preference units) affiliated with publicly-traded real estate investment trusts (REITs). Belair Capital's investment in partnership preference units is achieved through its investment in Belair Real Estate Corporation (BREC). BREC is a Delaware corporation that has been organized and intends to operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code. At September 30, 1999, Belair Capital owned 100% of the common stock issued by BREC and intends to hold all of BREC's common stock at all times.

On November 24, 1998, (the date BREC commenced operations), Belair Capital acquired 2,100 shares of Class A preferred stock (the "preferred stock") issued by BREC. For BREC to qualify as a REIT, it must be beneficially owned in the aggregate by 100 or more persons. BREC has satisfied this requirement as a result of Belair Capital donating 20 shares of BREC preferred stock to each of approximately 105 (currently 104) charitable organizations. The charitable organizations' interest in the preferred stock has been recorded as a minority interest on the Statement of Assets and Liabilities.

The preferred stock has a par value of $.01 per share and is redeemable by BREC at a redemption price of $100 after the occurrence of certain tax events or after December 31, 2004. Dividends on the preferred stock will be cumulative and will be payable annually in arrears on December 30 of each year (or the immediately preceding business day) equal to $8 per share per annum (representing an annual dividend yield of 8%).

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

A Investment Security Costs -- The Fund's investment assets were principally acquired on February 6, 1998, April 20, 1998 and June 25, 1998 through contributions of common stock by shareholders in exchange for Shares of the Fund and in purchases of partnership preference units, copper and aluminum (held as temporary assets until replaced by additional purchases of partnership preference units). The Fund immediately exchanged the contributed securities into Belvedere Capital for shares thereof, and Belvedere Capital, in turn, immediately thereafter exchanged the contributed securities into the Portfolio for an interest in the Portfolio. The cost at which the Fund's investments are carried on the books and in the financial statements is the value of the contributed securities as of the close of business on the day prior to their contribution to the Fund and, in the case of purchased securities, the acquisition price thereof. The initial tax basis of the Fund's investment in the Portfolio through Belvedere Capital is the same as the contributing shareholders' basis in securities and cash contributed to the Fund. The initial tax basis of securities purchased by the Fund is the purchase cost.

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

F Interest Rate Swaps -- The Fund has entered into interest rate swap agreements with respect to its borrowings and investments in fixed-rate partnership preference units. Pursuant to these agreements, the Fund makes quarterly payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments from the counterparty at a predetermined spread to the three-month LIBOR, based on notional values approximately equal to the Fund's acquisition cost for the fixed-rate partnership preference units. During the terms of the outstanding swap agreements, changes in the underlying values of the swaps are recorded as unrealized gains or losses. The Fund is exposed to credit loss in the event of non-performance by the swap counterparty. However, the Fund does not anticipate non-performance by the counterparty.

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

K Interim Financial Statements -- The interim financial statements relating to September 30, 1999 and September 30, 1998 and for the periods then ended have not been audited by independent certified public accountants, but in the opinion of the Fund's management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for the presentation of the financial statements.

2 Distributions to Shareholders

The Fund intends to distribute at the end of each year all of its net investment income for the year, if any, and approximately 22% of its net realized capital gains for such year, if any, other than precontribution gains allocated to a shareholder in connection with a tender offer or other extraordinary corporate event with respect to a security contributed by such shareholder, for which no capital gain distribution will be made. In addition, whenever a distribution in respect of a precontribution gain is made, the Fund makes a supplemental distribution to compensate shareholders receiving such distributions for taxes that may be due in connection with the precontribution gain and supplemental distributions.

3 Shareholder Transactions

The Fund may issue an unlimited number of full and fractional shares. Transactions in Fund shares, including contributions of securities and cash in exchange for shares of the Fund were as follows:

                                        Nine Months
                                           Ended         Period Ended
                                       September 30,    September 30,
                                           1999             1998*
                                      ---------------- -----------------
         Issued at fund closings                   -         17,179,183
         Redemptions                        (515,352)          (559,560)
                                      ---------------- -----------------
         Net increase (decrease)            (515,352)        16,619,623
                                      ---------------- -----------------

* For the period from the start of business, February 6, 1998, to September 30, 1998.

Redemptions of shares held less than three years are generally subject to a redemption fee of 1% of the net asset value of shares redeemed. The redemption fee is paid to the Investment Adviser by the Fund on behalf of the redeeming shareholder. No charge is levied on redemptions of shares acquired through the reinvestment of distributions, shares redeemed in connection with a Tender Security or shares redeemed following the death of all of the initial holders of the shares redeemed. In addition, no fee applies to redemptions by a shareholder, who, during any 12-month period, redeem less than 8% of the total number of shares held by the shareholder as of the beginning of the 12-month period. For the nine months ended September 30, 1999 and the period ended September 30, 1998, the Investment Adviser received $360,657 and $531,083, respectively, in redemption fees.

4 Investment Transactions

Increases and decreases of the Fund's investment in Belvedere Capital for the nine months ended September 30, 1999 aggregated $21,680,018 and $104,382,755, respectively, and for the period ended September 30, 1998 aggregated
$1,872,948,483 and $63,312,960, respectively. Purchases and sales of other investments aggregated $409,000,000 and $358,486,052, respectively, for the nine months ended September 30, 1999, and $603,535,863 and $47,220,679, respectively, for the period ended September 30, 1998. In addition, investments were distributed in payment of Fund shares redeemed resulting in realized capital losses of $1,100,391 and $3,927,219 for book purposes, for the nine months ended September 30, 1999 and for the period ended September 30, 1998, respectively.

5 Management Fee and Other Transactions With Affiliates

The Fund and the Portfolio have engaged Boston Management and Research (BMR), a wholly-owned subsidiary of Eaton Vance Management (EVM) as investment adviser. Under the terms of the advisory agreement with the Portfolio, BMR receives a monthly fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the nine months ended September 30, 1999 and the period ended September 30, 1998 the advisory fee applicable to the Portfolio was 0.45%
(annualized) and 0.47% (annualized), respectively, of average net assets for such periods. Belvedere Capital's allocated portion of the advisory fee totaled $6,318,309, of which $2,284,355 was allocated to the Fund, for the three months ended September 30, 1999, and $3,384,008, of which $2,111,021 was allocated to the Fund, for the three months ended September 30, 1998. Belvedere Capital's allocated portion of the advisory fee totaled $16,474,285, of which $6,903,616 was allocated to the Fund, for the nine months ended September 30, 1999, and $7,401,332, of which $3,951,228 was allocated to the Fund, for the period ended September 30, 1998. In addition, Belair Capital pays BMR a monthly advisory and administrative fee of 1/20 of 1% (0.60% annually) of the average daily gross investment assets of Belair Capital (including the value of all assets of Belair Capital other than Belair Capital's investment in BREC, minus the sum of Belair Capital's liabilities other than the principal amount of money borrowed) and BREC pays BMR a monthly management fee at a rate of 1/20th of 1% (equivalent to 0.60% annually) of its average gross investment assets (including the value of all assets of BREC, minus the sum of BREC's liabilities other than any liability with respect to Belair Capital's Credit Facility). The advisory fee payable by the Portfolio in respect of Belair Capital's indirect investment in the Portfolio is credited toward Belair Capital's advisory and administrative fee payment. For the three month periods ended September 30, 1999 and 1998 the advisory and administrative fee payable to BMR by the Fund, less the Fund's allocated share of the Portfolio's advisory fee, totaled $1,672,556 and $1,380,120, respectively. For the nine months ended September 30, 1999 and the period ended September 30, 1998 the advisory and administrative fee payable to BMR by the Fund, less the Fund's allocated share of the Portfolio's advisory fee, totaled $4,847,333 and $2,547,357, respectively.

Eaton Vance Management (EVM) serves as manager of Belair Capital and receives no separate compensation for services provided in such capacity.

Pursuant to a servicing agreement between Belvedere Capital and Eaton Vance Distributors, Inc. (EVD), Belvedere Capital pays a servicing fee to EVD for providing certain services and information to shareholders. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Capital's average daily net assets and totaled $2,133,661 and $1,102,276 for the three month periods ended September 30, 1999 and 1998, respectively, of which $774,738 and $685,363 was allocated to Belair Capital for the respective periods. The servicing fee totaled $5,476,924 and $2,357,549 for the nine months ended September 30, 1999 and the period ended September 30, 1998, respectively, of which $2,296,651 and $1,273,253 was allocated to Belair Capital for the respective periods. Pursuant to a servicing agreement between Belair Capital and EVD, Belair Capital pays a servicing fee to EVD on a quarterly basis at an annual rate of 0.20% of Belair Capital's average daily net assets, less Belair Capital's allocated share of the servicing fee payable by Belvedere Capital. For the three month periods ended September 30, 1999 and 1998, the servicing fee paid directly by Belair Capital totaled $222,936 and $188,953, respectively. For the nine months ended September 30, 1999 and the period ended September 30, 1998 the servicing fee paid directly by Belair Capital totaled $692,017 and $372,716, respectively. Of the amounts allocated to and incurred by the Fund, $997,674 and $1,835,305 was paid to subagents for the three months ended and the nine months ended September 30, 1999, respectively. No service fees were paid to subagents for the period ended September 30, 1998.

6 Credit Facility

The Fund has obtained a $655,000,000 Credit Facility with a term of seven years from Merrill Lynch International Bank Limited. The Fund's obligations under the Credit Facility are secured by a pledge of its assets. Interest on borrowed funds is based on the prevailing LIBOR rate for the respective interest period plus a spread of 0.45% per annum. The Fund may borrow for interest periods of one month to five years. In addition, the Fund pays a commitment fee at a rate of 0.10% per annum on the unused amount of the loan commitment. Borrowings have been used to purchase qualifying assets (partnership preference units, copper and aluminum) to pay selling commissions and organizational expenses, and to provide for the short-term liquidity needs of the Fund. Additional borrowings under the Credit Facility may be made in the future for these purposes. At September 30, 1999 and December 31, 1998, amounts outstanding under the Credit Facility totaled $645,000,000 and $583,000,000, respectively.

7 Interest Rate Swap Agreements

The Fund has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc., with respect to each of its holdings of partnership preference units and the associated borrowings. Under such agreements, the Fund has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. The Fund has the right to terminate the interest rate swap agreements beginning in the first half of 2003, at dates corresponding approximately to the initial call dates of the partnership preference units held by the Fund.


                                                                                  Unrealized         Unrealized
              Notional                                 Initial                  Appreciation/      Appreciation/
               Amount                                  Optional                 (Depreciation)     (Depreciation)
   Effective   (000's       Fixed       Floating     Termination    Maturity   At September 30, At December 31, 1998
     Date     omitted)      Rate          Rate           Date         Date           1999
  -------------------------------------------------------------------------------------------------------------------
     2/98        $60,000      6.72%    Libor+.45%        2/03         2/05          $  1,271,867        $(1,845,506)
     2/98        120,000     6.715%    Libor+.45%        2/03         2/05             2,568,733         (3,665,804)
     4/98         50,000      6.84%    Libor+.45%        2/03         2/05               822,389         (1,788,985)
     4/98        150,000     6.835%    Libor+.45%        4/03         4/05             3,109,687         (5,584,296)
     6/98         20,000      6.67%    Libor+.45%        6/03         2/05               434,539           (620,177)
     6/98         75,000      6.68%    Libor+.45%        6/03         2/05             1,600,583         (2,358,284)
     6/98         80,000     6.595%    Libor+.45%        6/03         2/05             1,982,655         (2,219,084)
     11/98        14,709      6.13%    Libor+.45%       11/03         2/05               632,382            (73,515)
     2/99         34,951      6.34%    Libor+.45%        2/04         2/05             1,168,058                  -
     4/99          5,191      6.49%    Libor+.45%        2/04         2/05               140,488                  -
     7/99         24,902     7.077%    Libor+.45%        7/04         2/05           (11,643,560)                 -
     9/99          4,902      7.27%    Libor+.45%        9/04         2/05             6,559,000                  -
     9/99         10,470      7.37%    Libor+.45%        9/04         2/05               (23,350)                 -

8 Indirect Investment in Portfolio

Belvedere Capital's interest in the Portfolio at September 30, 1999, was $6,567,348,215, representing 51.5% of the Portfolio's net assets, and at September 30, 1998 was $2,701,775,938, representing 41.6% of the Portfolio's assets. The Fund's investment in Belvedere Capital at September 30, 1999 was $1,931,317,944, representing 29.4% of Belvedere Capital's net assets, and at September 30, 1998 was $1,678,166,323, representing 62.1% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the nine months ended September 30, 1999 totaled $43,288,145, of which $17,921,203 was allocated to the Fund. Investment income allocated to Belvedere Capital from the Portfolio for the period ended September 30, 1998 totaled $20,374,240 of which $10,727,513 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the nine months ended September 30, 1999 totaled $16,940,614, of which $7,116,523 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the period ended September 30, 1998 totaled $8,058,862, of which $4,288,692 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $2,400,404 for the nine months ended September 30, 1999, representing $103,753 of operating expenses and $2,296,651 of service fees. Belvedere Capital allocated additional expenses to the Fund of $1,334,277 for the period ended September 30, 1998, representing $61,024 of operating expenses and $1,273,253 of service fees (see
Note 5).

A summary of the Portfolio's Statement of Assets and Liabilities, at September 30, 1999, December 31, 1998 and September 30, 1998 and its operations for the nine months ended September 30, 1999, the year ended December 31, 1998 and the period ended September 30, 1998 follows:

                                              September 30,      December 31, 1998     September 30,
                                                  1999                                     1998*
                                           -------------------- -------------------- -------------------
       Investments, at value                $12,750,511,786      $ 8,713,317,160      $6,465,198,643
       Other Assets                              11,587,842            7,040,200          27,369,561
       ----------------------------------- -------------------- -------------------- -------------------
       Total Assets                         $12,762,099,628      $ 8,720,357,360      $6,492,568,204
       Total Liabilities                            174,903           15,498,025             168,659
       ----------------------------------- -------------------- -------------------- -------------------
       Net Assets                           $12,761,924,725      $ 8,704,859,335      $6,492,399,545
       =================================== ==================== ==================== ===================
       Dividends and interest               $    94,362,172      $    70,963,640      $   48,677,218
       Investment adviser fee                    36,125,499           26,313,762          17,776,926
       Other expenses                             1,022,728            1,306,076           1,242,548
       ----------------------------------- -------------------- -------------------- -------------------
       Total expenses                       $    37,148,227      $    27,619,838      $   19,019,474
       ----------------------------------- -------------------- -------------------- -------------------
       Net investment income                $    57,213,945      $    43,343,802      $   29,657,744
       Net realized gains (losses)               46,838,127          (69,097,723)        (19,318,669)
       Net unrealized gains (losses)           (205,241,641)       1,226,948,293        (254,912,952)
       ----------------------------------- -------------------- -------------------- -------------------
       Net increase (decrease) in net
       assets from operations               $  (101,189,569)     $ 1,201,194,372      $ (244,573,877)
       ----------------------------------- -------------------- -------------------- -------------------

*    For the period from the start of  business,  February 6, 1998 to  September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Increases and decreases in the Fund's net asset value per Share are derived from net investment income, and realized and unrealized gains and losses on investments, including securities investments held through the Fund's indirect interest (through the Company) in the Portfolio, real estate investments held through BREC and any direct investments of the Fund. Expenses of the Fund include its pro-rata share of the expenses of the Company, and indirectly the Portfolio, as well as the actual and accrued expenses of the Fund and BREC. The Fund's most significant expense is interest incurred on borrowings under the Credit Facility and, to a lesser degree, interest rate swap agreements. Fund borrowings are used primarily to finance the purchase of Partnership Preference Units through BREC. The interest paid on Fund borrowings is offset by the dividends earned from the Fund's indirect investment in Partnership Preference Units. The Fund's realized and unrealized gains and losses on investments are based on its allocated share of the realized and unrealized gains and losses of the Company, and indirectly the Portfolio, as well as realized and unrealized gains and losses on investments in Partnership Preference Units through BREC. The realized and unrealized gains and losses on investments have the most significant impact on the Fund's net asset value per share and result from sales of such investments and changes in their underlying value. The investments of the Portfolio consist primarily of common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Because the securities holdings of the Portfolio are broadly diversified, the performance of the Portfolio cannot be attributed to one particular stock or one particular industry or market sector. The performance of the Portfolio and the Fund are substantially influenced by the overall performance of the United States stock market, as well as by the relative performance versus the overall market of specific stocks and classes of stocks in which the Portfolio maintains large positions. Through the impact of interest rates on the valuation of the Fund's investments in Partnership Preference Units through BREC and its positions in interest rate swap agreements, the performance of the Fund is also affected by movements in interest rates and, particularly, changes in credit spread relationships. On a combined basis, the Fund's Partnership Preference Units and interest rate swaps generally decline in value when credit spreads widen (as fixed income markets grow more risk-averse) and generally increase in value when credit spreads tighten.

Results of Operations For the Quarter ended September 30, 1999 and the Nine Months Ended September 30, 1999

     The Fund achieved total return performance of -8.7% for the quarter ended September 30, 1999. This return reflects a decrease in the Fund's net asset value per share from $127.49 to $116.43. For comparison, the S&P 500, an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of -6.2% over the same period.

     During the third quarter of 1999, U.S. equity market leadership was concentrated in the technology sector, continuing the trend of the past two years. With only a few exceptions (cellular telephone, biotechnology, gold mining), industry groups outside the technology sector were uniformly weak, generating negative returns for the quarter. Among the weakest groups was the large financial sector, hurt by a deteriorating outlook for interest rates and earnings disappointments. The performance of the Fund versus the S&P 500 during the quarter was adversely affected by the Fund's overweighting in financial stocks.

     In the fixed income markets, the third quarter saw a slight increase in interest rates on benchmark government bonds and a widening of credit spreads for corporate issues. The performance of the Fund during the quarter was adversely affected by the widening of credit spreads, which resulted in markdowns in value of the Fund's holdings of partnership preference units.

     The Fund achieved total return performance of -0.2% for the nine months ended September 30, 1999. This return reflects a decrease in the Fund's net asset value per share from $116.66 to $116.43. For comparison, the S&P 500, an unmanaged index of large capitalization stocks commonly used as a benchmark for U.S. stocks, had a total return of 5.4% over the same period.

     During the nine months ended September 30, 1999, a general deterioration in the U.S. market was masked by the continued strength of a narrow group of technology-oriented, mega-cap stocks that included Microsoft, Intel, Cisco Systems, IBM and America Online. Outside of the favored technology sector, negative returns for the year to date were widespread. Among the declining groups were financial stocks and healthcare stocks, both areas of significant investment by the Fund.

     In the fixed income markets, the first three quarters of 1999 saw a pronounced increase in interest rates on benchmark government bonds, reversing the trend of 1998. Fixed income markets were hurt by robust economic conditions in the U.S. and fears of a rise in inflationary pressures in the domestic economy. The Federal Reserve responded to the perceived threat to monetary stability by instituting a 0.25% increase in the Federal Funds rate late in the second quarter and a second 0.25% increase in the middle of the third quarter. The Fund's performance during the nine months was negatively impacted by its holdings of partnership preference units and the associated interest rate swap agreements, hurt by the widening of credit spreads that occurred during the third quarter.

Liquidity and Capital Resources

     As of September 30, 1999, the Fund had outstanding borrowings of $645 million under the Credit Facility established with Merrill Lynch International Bank Limited, the term of which extends until February 6, 2005. The Credit Facility is being used primarily to finance the Fund's investments in Partnership Preference Units and will continue to be used for such purposes in the future, as well as to provide for any short-term liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder for these purposes.

     The Fund may redeem shares of the Company at any time. Both the Company and the Portfolio follow the practice of normally meeting redemptions by distributing securities, consisting, in the case of the Company, of securities drawn from the Portfolio. The Company and the Portfolio may also meet redemptions by distributing cash. As of September 30, 1999, the Portfolio had cash and short-term investments totaling $648.7 million. The Portfolio participates in a $130 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had no outstanding borrowings under the $130 million line of credit at September 30, 1999, and, as of that date, the net assets of the Portfolio totaled $12,761.9 million. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of September 30, 1999, restricted securities, which are considered illiquid, constituted 5.1% of the net assets of the Portfolio.

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

     The Portfolio's ability to utilize covered short sales, certain equity swaps and certain equity collar strategies (combining the purchase of a put option and the sale of a call option) as a tax-efficient management technique with respect to holdings of appreciated securities is limited to circumstances in which the hedging transaction is closed out within thirty days of the end of the Portfolio's taxable year and the underlying appreciated securities position is held unhedged for at least the next Ninety days after such hedging transaction is closed. There can be no assurance that counterparties will at all times be willing to enter into covered short sales, interest rate hedges, equity swaps and other derivative instrument transactions on terms satisfactory to the Fund or the Portfolio. The Fund's and the Portfolio's ability to enter into such transactions may also be limited by covenants under the Credit Facility, the federal margin regulations and other laws and regulations. The Portfolio's use of certain investment techniques may be constrained because the Portfolio is a diversified, open-end management investment company registered under the 1940 Act and because other investors in the Portfolio are regulated investment companies under Subchapter M of the Code. Moreover, the Fund and the Portfolio are subject to restrictions under the federal securities laws on their ability to enter into transactions in respect of securities that are subject to restrictions on transfer pursuant to the Securities Act.

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

                         BELAIR CAPITAL FUND LLC


                         By:  /s/ James L. O'Connor
                              ------------------------------
                              James L. O'Connor
                              Vice President and Treasurer