Form 10-K
period 1999-12-31
BELAIR CAPITAL FUND LLC
filed 2000-03-30
CIK 1050816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999
                          Commission File No. 000-25767

                             BELAIR CAPITAL FUND LLC
                             -----------------------
             (Exact name of registrant as specified in its charter)

     MASSACHUSETTS                                     04-3404037
     -------------                                     ----------
(State of organization)                     (I.R.S. Employer Identification No.)

         The Eaton Vance Building
255 STATE STREET, BOSTON, MASSACHUSETTS                         02109
---------------------------------------                         -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number:  617-482-8260
                                --------------------

Securities registered pursuant to Section 12(b) of the Act:     NONE
                                                                --------

Securities registered pursuant to Section 12(g) of the Act:

           LIMITED LIABILITY COMPANY INTERESTS IN THE FUND ("SHARES")
           ----------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the Shares held by non-affiliates of Registrant, based on the closing net asset value on February 29, 2000 was $2,066,914,082. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that the Registrant's manager, its executive officers and directors and persons holding 5% or more of the Registrant's Shares are affiliates.

     The financial statements contained in Registrant's Form 10 filed with the Securities and Exchange Commission on April 23, 1999 (Accession No. 0000940394-99-000168) have been incorporated into the following Parts of this report: Part II and Part III.

                    The Exhibit Index is located on page 45.

                                     PART I

ITEM 1.  BUSINESS

     Belair Capital Fund LLC (the "Fund") is a Massachusetts limited liability company organized in 1997 to provide diversification and tax-sensitive investment management to investors who are "qualified purchasers" as defined in
Section 2(a)(51)(A) of the Investment Company Act of 1940, as amended (the "1940 Act"), and the rules thereunder. The Fund commenced its investment operations on February 6, 1998. The Fund conducted no operations prior to that date.

     The Fund seeks to achieve long-term, after-tax returns for qualified purchasers who have invested in the Fund ("Shareholders") by acquiring limited liability company interests ("Shares") in the Fund. The Fund pursues its investment objective primarily by investing indirectly in Tax-Managed Growth Portfolio (the "Portfolio"), a diversified, open-end management investment company registered under the 1940 Act, with net assets of approximately $15.1 billion as of December 31, 1999. The Portfolio was organized in 1995 as successor to the investment operations of Capital Exchange Fund, a mutual fund established in 1966 and managed from inception for long-term, after-tax returns. The Fund maintains its indirect investment in the Portfolio by investing in Belvedere Capital Fund Company LLC (the "Company"), a separate Massachusetts limited liability company that invests exclusively in the Portfolio. As of December 31, 1999, the investment assets of the Company consisted exclusively of an interest in the Portfolio with a value of $7.7 billion. As of such date, assets of the Fund invested in the Company totaled $2.7 billion.

     The investment objective of the Portfolio is to achieve long-term, after-tax returns for its investors by investing in a diversified portfolio of equity securities. The Portfolio emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Under normal market conditions, the Portfolio will invest at least 65% of its assets in common stocks. Although the Portfolio may also invest in investment-grade preferred stocks and debt securities, purchases of such securities are normally limited to securities convertible into common stocks and temporary investments in short-term notes and government obligations. During periods in which the investment adviser to the Portfolio believes that returns on common stock investments may be unfavorable, the Portfolio may invest a portion of its assets in U.S. government obligations and high quality short-term notes. The Portfolio's holdings represent a number of different industries. Not more than 25% of the Portfolio's assets may be invested in the securities of issuers having their principal business activity in the same industry, determined as of the time of acquisition of any such securities.

     In its operations, the Portfolio seeks to achieve long-term, after-tax returns in part by minimizing the taxes incurred by investors in the Portfolio in connection with the Portfolio's investment income and realized capital gains. Taxes on investment income are minimized by investing primarily in lower-yielding securities. Taxes on realized capital gains are minimized by avoiding or minimizing the sale of securities holdings with large accumulated capital gains. The Portfolio seeks to invest in a broadly diversified portfolio of stocks and to invest primarily in established companies with characteristics of above-average growth, predictability and stability that are acquired with the expectation of being held for a period of years. The Portfolio generally seeks to avoid realizing short-term capital gains. When a decision is made to sell a particular appreciated security, the Portfolio will select for sale the share lots resulting in the most favorable tax treatment, generally those with holding periods sufficient to qualify for long-term capital gains treatment that have the highest cost basis. The Portfolio may, when deemed prudent by its investment adviser, sell securities to realize capital losses that can be used to offset realized gains.

     To protect against price declines in securities holdings with large accumulated capital gains, the Portfolio may use various investment techniques, including, but not limited to, the purchase of put options on securities held, equity collars (combining the purchase of a put option and the sale of a call option), equity swaps, covered short sales, and the sale of stock index futures contracts. By using these techniques rather than selling such securities, the Portfolio can reduce its exposure to price declines in the securities without realizing substantial capital gains under current tax law. The Portfolio's ability to utilize covered short sales, certain equity swaps and certain equity collar strategies as a tax-efficient management technique with respect to holdings of appreciated securities is limited to circumstances in which the hedging transaction is closed out within thirty days after the end of the Portfolio's taxable year and the underlying appreciated securities position is held unhedged for at least the next sixty days after such hedging transaction is closed. The use of these investment techniques may require the Portfolio to commit or make available cash and, therefore, may not be available at such times as the Portfolio has limited holdings of cash.

     Separate from its investment in the Portfolio through the Company, the Fund invests through its subsidiary, Belair Real Estate Corporation ("BREC"), in a portfolio of income-producing preferred equity interests in real estate operating partnerships ("Partnership Preference Units") affiliated with real estate investment trusts ("REITs") that are publicly traded. Each issue of Partnership Preference Units held by BREC pays, or is expected to pay, regular quarterly dividends at fixed rates. None of the issues of Partnership Preference Units is or will be registered under the Securities Act of 1933, as amended (the "Securities Act"), and each issue is thus subject to restrictions on transfer. BREC invests in Partnership Preference Units of issuers whose preferred equity or senior debt securities are deemed by its investment adviser to be of investment-grade quality. BREC may make other types of real estate investments, such as interests in real properties subject to triple net leases and equity interests in other types of entities (such as partnerships and REITs) holding income-producing real properties.

     BREC is a Delaware corporation that intends to operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code (the "Code"). As a REIT, BREC will not be subject to federal income tax to the extent that it distributes all of its earnings to its stockholders each year. The Fund owns 100% of the common stock issued by BREC, and intends to hold all of BREC's common stock at all times. On November 24, 1998 (the date BREC commenced operations), the Fund acquired 2,100 shares of Class A preferred stock (the "preferred stock") issued by BREC. For BREC to qualify as a REIT, it must be beneficially owned in the aggregate by 100 or more persons. BREC has satisfied this requirement as a result of the Fund donating 20 shares of BREC preferred stock to each of approximately 105 (104 at December 31, 1999) charitable organizations. As at December 31, 1999, assets of the Fund invested in BREC totaled $506.2 million.

     In addition to its investment in the Portfolio through the Company and its investment in BREC, the Fund may invest directly in traded physical commodities (other than precious metals) and certain other types of assets that are not securities. The Fund also held investments in Partnership Preference Units prior to the transfer of such investments to BREC in exchange for BREC stock upon the formation of BREC in November 1998 and thereafter. As of December 31, 1999, the Fund did not hold any of such investments directly.

     The Fund's investments through BREC in Partnership Preference Units are financed using borrowings under a seven-year revolving credit facility (the "Credit Facility") established with Merrill Lynch International Bank Limited. The Fund's obligations under the Credit Facility are secured by a pledge of its assets, including BREC common stock and shares of the Company. Borrowings under the Credit Facility are at an annual rate of LIBOR plus 0.45%, based on interest periods of one month to five years as selected by the Fund. Interest on outstanding borrowings is payable at the end of each interest period, but not less frequently than semi-annually. The Fund also pays a commitment fee of 0.10% on the unused loan commitment amount. As of December 31, 1999, outstanding borrowings under the Credit Facility totaled $655 million, and there was no unused loan commitment available.

     The Fund has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. ("MLCS"), to lock in a positive spread between the distributions payable on BREC's current holdings of Partnership Preference Units and the interest cost of the associated Fund borrowings under the Credit Facility. The interest rate swap agreements are valued on an ongoing basis by the Fund's investment adviser. Fluctuations in value of the interest rate swap agreements partly offset fluctuations in value of the Partnership Preference Units derived from changes in general interest rates. Fluctuations in the value of the Partnership Preference Units derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns and changes in interest rate spread relationships) are not offset by changes in the value of the interest rate swap agreements. The Fund has the right to terminate the interest rate swap agreements beginning in 2003, at dates corresponding approximately to the initial call dates of the Partnership Preference Units held by BREC. MLCS is a secured party under the Credit Facility. The obligations of MLCS under the arrangements are supported by the guarantee of Merrill Lynch & Co., Inc.

     The Fund issued Shares to Shareholders at closings taking place on February 6, April 20, and June 25, 1998. At the three closings, an aggregate of 17,179,862 Shares were issued in exchange for Shareholder contributions totaling $1,848.8 million. All Shareholder contributions (other than contributions by the Fund's Manager) were made in the form of securities. At each closing, all of the securities contributed by Shareholders were exchanged by the Fund into the Company for shares of the Company. Immediately thereafter, all of such securities were exchanged by the Company into the Portfolio for an interest in the Portfolio.

     Shares of the Fund were privately offered and sold only to "accredited investors" as defined in Rule 501(a) under the Securities Act who were "qualified purchasers" (as defined in Section 2(a)(51)(A) of the 1940 Act). The offering was conducted by Eaton Vance Distributors, Inc. ("EVD") as placement agent and by certain subagents appointed by EVD in reliance upon the exemption from registration provided by Rule 506 under the Securities Act.

     The Fund discontinued its private offering on June 25, 1998.

     The Fund has no officers or employees, inasmuch as its business affairs are conducted by its Manager, Eaton Vance Management ("EVM"), a Massachusetts business trust with offices at The Eaton Vance Building, 255 State Street, Boston, Massachusetts 02109, and its investment operations are conducted by its investment adviser, Boston Management and Research, a wholly-owned subsidiary of EVM.

ITEM 2. PROPERTIES.

     The Fund does not own any physical properties, other than indirectly as a result of BREC's investments in Partnership Preference Units.

ITEM 3. LEGAL PROCEEDINGS.

     There are no material pending legal proceedings to which the Fund or BREC is a party or of which any of their property is the subject.

ITEM  4.   SUBMISSION   OF   MATTERS  TO  A  VOTE  OF   SECURITY   HOLDERS.

     No items were submitted to a vote of security holders during the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR THE FUND'S SHARES AND RELATED SHAREHOLDER MATTERS.

     (a) Market Information, Restrictions on Transfer of Shares and Redemption of Shares.

     There is no established public trading market for the Shares of the Fund, and the transfer of Shares is severely restricted by the Operating Agreement of the Fund.

     Other than transfer to the Fund in a redemption, transfers of Shares are expressly prohibited without the consent of EVM, which consent may be withheld in its sole discretion for any reason or for no reason. The Shares have not been and will not be registered under the Securities Act, and may not be resold unless an exemption from such registration is available. Shareholders have no right to require registration of the Shares and the Fund does not intend to register the Shares under the Securities Act or take any action to cause an exemption (whether pursuant to Rule 144 of the Securities Act or otherwise) to be available. The Fund is not and will not be registered under the 1940 Act, and no transfer of Shares may be made that would, in the opinion of counsel to the Fund, result in the Fund being required to be registered under the 1940 Act. In addition, no transfer of Shares may be made unless, in the opinion of counsel for the Fund, such transfer would not result in termination of the Fund for purposes of Section 708 of the Code or result in the classification of the Fund as an association or a publicly traded partnership taxable as a corporation under the Code. In no event shall all or any part of a Shareholder's Shares be assigned to a minor or an incompetent, unless in trust for the benefit of such person. Shares may be sold, transferred, assigned or otherwise disposed of by a Shareholder only if, in the opinion of counsel, such transfer, assignment or disposition would not violate federal securities or state securities or "blue sky" laws (including investor qualification standards).

     Shares of the Fund may be redeemed on any business day. Redemptions of Shares held for at least three years will be met at net asset value. Shares redeemed within three years of issuance are generally subject to a redemption fee equal to 1% of the net asset value of the Shares redeemed. See Item 13 below. The Fund plans to meet redemption requests principally by distributing securities drawn from the Portfolio, but may also distribute cash. If requested by a redeeming Shareholder, the Fund will meet a redemption request by distributing securities that were contributed by the redeeming Shareholder, provided that such securities are held in the Portfolio at the time of redemption. The securities contributed by a Shareholder will not be distributed to any other Shareholder in the Fund (or to any other investor in the Company or the Portfolio) during the first seven years following their contribution. A shareholder redemption request within seven years of a contribution of securities by such Shareholder will ordinarily be met by distributing securities that were contributed by such Shareholder, prior to distributing to such Shareholder any other securities held in the Portfolio. Securities contributed by a Shareholder may be distributed to other Shareholders in the Fund (or to other investors in the Company or the Portfolio) after a holding period of at least seven years and, if so distributed, would not be available to meet subsequent redemption requests made by the contributing Shareholder. If requested by a redeeming Shareholder making a redemption of at least $1 million occurring more than seven years after such Shareholder's admission to the Fund, the Fund will generally distribute to the redeeming Shareholder a diversified basket of securities representing a range of industry groups that is drawn from the Portfolio, but the selection of individual securities would be made by BMR in its sole discretion. No Partnership Preference Units or real estate investments held by BREC will be distributed to meet a redemption request, and "restricted securities" will be distributed only to the Shareholder who contributed such securities or such Shareholder's successor in interest. Other than as set forth above, the allocation of each redemption between securities and cash and the selection of securities to the distributed will be at the sole discretion of BMR. Distributed securities may include securities contributed by Shareholders as well as other readily marketable securities held in the Portfolio. The value of securities and cash distributed to meet a redemption will equal the net asset value of the number of Shares being redeemed less the applicable redemption fee, if any. The Fund's Credit Facility prohibits the Fund from honoring redemption requests while there is outstanding an event of default under the Credit Facility.

     The Fund may compulsorily redeem all or a portion of the Shares of a Shareholder if the Fund has determined that such redemption is necessary or appropriate to avoid registration of the Fund or the Company under the 1940 Act, to avoid adverse tax or other consequences to the Portfolio, the Company, the Fund or the Shareholders, or to discharge such Shareholder's obligation to reimburse the Fund for state taxes paid by the Fund on behalf of the Shareholder and accrued interest thereon. No redemption fee is payable in the event of a compulsory redemption.

     The high and low net asset values per Share of the Fund during each full quarterly period within the Fund's fiscal years ended December 31, 1998 and 1999 are as follows:

QUARTER ENDED                   HIGH                                    LOW
-------------                   ----                                    ---
12/31/99                       $131.72                                $110.75
9/30/99                         130.71                                 115.96
6/30/99                         127.49                                 119.79
3/31/99                         123.32                                 113.88
12/31/98                        116.69                                  86.89
9/30/98                         115.53                                  90.36
6/30/98                         112.91                                 105.06

     There are no outstanding options or warrants to purchase, or securities convertible into, Shares of the Fund. Shares of the Fund cannot be sold pursuant to Rule 144 under the Securities Act, and the Fund does not propose to publicly offer any of its Shares at any time.

     (b) Record Holders of Shares of the Fund.

     As of March 15, 2000, there were 635 record holders of Shares of the Fund.

     (c) Distributions.

     Except as provided in the next paragraph, the Fund intends to make annual income distributions approximately equal to the amount of its net investment income, if any, and annual capital gains distributions equal to approximately 22% of the amount of its net realized capital gains, if any, other than precontribution gain allocated to a Shareholder in connection with a tender offer or other extraordinary corporate event involving a security contributed by such Shareholder. In addition, whenever a distribution in respect of a
precontribution   gain  is  made,  the  Fund  intends  to  make  a  supplemental distribution generally equal to approximately 6% of the allocated precontribution gain or such other percentage as deemed appropriate to compensate Shareholders receiving such distributions for taxes that may be due in connection with the precontribution gain and supplemental distributions. The Fund's distribution rates with respect to realized gains may be adjusted at a future time to reflect changes in the effective maximum marginal individual federal tax rate applicable to long-term capital gains. Shareholder distributions with respect to net investment income and realized post-contribution gains will be made pro rata in proportion to the number of Shares held as of the record date of the distribution. Distributions that are made in respect of realized precontribution gains and the associated supplemental distributions will be made solely to the Shareholders to whom such gain is allocated. The Fund's net investment income and net realized gains include the Fund's allocated share of the net investment income and net realized gains of BREC, the Company and, indirectly, the Portfolio. The Fund's Credit Facility prohibits the Fund from making any distribution to Shareholders while there is outstanding an event of default under the Credit Facility.

     The Fund may make state tax payments on behalf of eligible Shareholders through a composite or similar filing. Distributions to a Shareholder on whose behalf the Fund has made state tax payments will be reduced by the outstanding balance of unreimbursed state tax payments and accrued interest thereon until repaid in full.

     On December 30, 1998 the Fund made an income distribution of 43 cents per Share from its net investment income to Shareholders of record on December 29, 1998. On December 17, 1999, the Fund made an income distribution of $1.27 cents per Share from its net investment income to Shareholders of record on December 17, 1999.

     (d) Recent Sales of Unregistered Securities.

     The Fund held its initial closing of February 6, 1998, at which time qualified purchasers contributed cash of $100,000* and equity securities with an aggregate exchange value of $600,662,712 in exchange for an aggregate of 5,982,693.481 Shares of the Fund. Shares of the Fund were privately offered and sold only to "accredited investors" as defined in Rule 501(a) under the Securities Act who were "qualified purchasers" (as defined in Section 2(a)(51)(A) of the 1940 Act) in certain states through EVD, the placement agent, and certain subagents appointed by EVD in reliance upon the exemption from registration provided by Rule 506 under the Securities Act.

     The Fund held a second closing on April 20, 1998, at which time qualified purchasers contributed equity securities with an aggregate exchange value of $631,286,477 in exchange for an aggregate of 5,609,299.634 Shares of the Fund. The Fund held a third and final closing on June 25, 1998, at which time qualified purchasers contributed equity securities with an aggregate exchange value of $616,885,067 in exchange for an aggregate of 5,587,868.885 Shares of the Fund. In connection with the second and third closings, Shares of the Fund were privately offered and sold only to accredited investors who were qualified purchasers in the manner described above.

ITEM 6.  FINANCIAL INFORMATION.

TABLE OF SELECTED FINANCIAL DATA                                      FISCAL YEAR ENDED DECEMBER 31
--------------------------------                                --------------------------------------
                                                                        1999                         1998(1)
                                                                        ----                         -------

Total investment income                                              $59,436,107                    $34,740,028

Interest expense                                                     $36,722,400                    $24,793,685

Total expenses (including interest expense)                          $50,382,824                    $32,933,527

* Contributed by EVM in exchange for 1,000 Shares of the Fund. No selling commission applied to such 1,000 Shares.

Net investment income                                                 $9,053,283                     $1,806,501

Net realized loss                                                    $38,647,548                    $55,088,152

Net change in unrealized appreciation                               $293,174,886                   $213,360,195

Net increase in net assets from operations                          $263,580,621                   $160,078,544

Total assets                                                      $2,759,005,507                 $2,539,968,731

Loan payable                                                        $655,000,000                   $583,000,000

Net assets                                                        $2,094,369,753                 $1,932,848,372

Shares outstanding                                                    15,900,744                     16,568,833

Net Asset Value and Redemption Price per Share                           $131.72                        $116.66

Distribution paid per Share                                                $1.27                          $0.43

(1)For the period from February 6, 1998 (start of business) to December 31, 1998

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Increases and decreases in the Fund's net asset value per Share are derived from net investment income, and realized and unrealized gains and losses on investments, including securities investments held through the Fund's indirect interest (through the Company) in the Portfolio, real estate investments held through BREC and any direct investments of the Fund. Expenses of the Fund include its pro-rata share of the expenses of BREC, the Company, and indirectly the Portfolio, as well as the actual and accrued expenses of the Fund. The Fund's most significant expense is interest incurred on borrowings under the Credit Facility. Fund borrowings are used primarily to finance the purchase of Partnership Preference Units through BREC. The interest paid on Fund borrowings is offset by the dividends earned from the Fund's indirect investment in Partnership Preference Units. The Fund's realized and unrealized gains and losses on investments are based on its allocated share of the realized and unrealized gains and losses of the Company, and indirectly the Portfolio, as well as realized and unrealized gains and losses on investments in Partnership Preference Units through BREC. The realized and unrealized gains and losses on investments have the most significant impact on the Fund's net asset value per Share and result from sales of such investments and changes in their underlying value. The investments of the Portfolio consist primarily of common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Because the securities holdings of the Portfolio are broadly diversified, the performance of the Portfolio cannot be attributed to one particular stock or one particular industry or market sector. The performance of the Portfolio and the Fund are substantially influenced by the overall performance of the United States stock market, as well as by the relative performance versus the overall market of specific stocks and classes of stocks in which the Portfolio maintains large positions. Through the impact of interest rates on the valuation of the Fund's investments in Partnership Preference Units through BREC and its positions in interest rate swap agreements, the performance of the Fund is also affected by movements in interest rates and, particularly, changes in credit spread relationships. On a combined basis, the Fund's Partnership Preference Units and interest rate swaps generally decline in value when credit spreads widen (as fixed income markets grow more risk-averse) and generally increase in value when credit spreads tighten.

     For the period from its inception on February 6, 1998 until December 31, 1998, the Fund achieved a total return of 17.1%. This return reflects an increase in the Fund's net asset value per Share from $100.00 to $116.66, and the payment of an income distribution of $0.43 per share at the conclusion of the year. For comparison, the S&P 500, an unmanaged index commonly used to measure the performance of U.S. stocks, had a total return of 24.3% over the same period.

     For the fiscal year ended December 31, 1999, the Fund achieved a total return of 14.07%. This return reflects an increase in the Fund's net asset value per Share from $116.66 to $131.72, and the payment of an income distribution of $1.27 per share at the conclusion of the year. For comparison, the S&P 500, an unmanaged index commonly used to measure the performance of U.S. stocks, had a total return of 21.03% over the same period.

     The stock market's 1999 performance was similar to its performance for 1998. 1999 marked an unprecedented fifth consecutive year of 20%-plus returns for the S&P 500. Similar to 1998, though, the Index's returns came from a very narrow group of stocks, with only 31 stocks accounting for all the appreciation in the S&P 500. The other 469 stocks included in the Index were, on balance, flat. Of the 31 top-contributing stocks in the Index, over two-thirds were drawn from the technology, media, and communications industries.

     The fixed income markets experienced a very volatile 1999, as the Federal Reserve Board's actions and economic strength kept the bond markets on the defensive for much of the year. Rates on the benchmark 30-year Treasury bond rose nearly 1.90% in 1999, one of the biggest annual increases in recent history.

     The Fund participates in fixed income markets through its portfolio of Partnership Preference Units, issued by operating partnerships affiliated with publicly-traded REITs. The Fund's performance during the year was negatively affected by markdowns in the value of its holds of Partnership Preference Units, particularly in the last few weeks of 1999. At year-end, the REIT preferred stock universe that the Fund uses as a primary valuation benchmark was quite weak, largely as a result of tax-loss selling pressures and other short-term technical factors. The U.S. real estate market remains fundamentally strong. All of the Fund's holdings of Partnership Preference Units are current in their distribution payments and none of their issuers have experienced credit rating downgrades.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, the Fund had outstanding borrowings of $655.0 million (with no unused loan commitment amounts) under the Credit Facility established with Merrill Lynch International Bank Limited, the term of which extends until February 6, 2005. As of December 31, 1998, the Fund had outstanding borrowings under the Credit Facility of $583.0 million and unused loan commitments of $17.0 million. The Credit Facility is being used primarily to finance the Fund's investments in Partnership Preference Units and will continue to be used for such purposes in the future, as well as to provide for any short-term liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder for these purposes.

     The Fund may redeem shares of the Company at any time. Both the Company and the Portfolio follow the practice of normally meeting redemptions by distributing securities, consisting, in the case of the Company, of securities drawn from the Portfolio. The Company and the Portfolio may also meet redemptions by distributing cash. As of December 31, 1999, the Portfolio had cash and short-term investments totaling $642.7 million, compared to $432.4 million as of December 31, 1998. The Portfolio participates in a $150 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had no outstanding borrowings at December 31, 1999 or December 31, 1998. As of December 31, 1999, the net assets of the Portfolio totaled $15.1 billion, compared to $8.7 billion as of December 31, 1998. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of December 31, 1999, restricted securities, which are considered illiquid, constituted 5.0% of the net assets of the Portfolio, compared to 6.5% as of December 31, 1998.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Fund's financial statements and auditor's report thereon for the fiscal year ended December 31, 1998, appearing on page 19 through 38 of the Fund's Form 10 filed with the Securities and Exchange Commission on April 23, 1999, are incorporated herein by reference. The Fund's financial statements for the fiscal year ended December 31, 1999, together with the auditors' report thereon, appearing on pages 19 through 44 hereof, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     There have been no changes in, or disagreements with, accountants on accounting and financial disclosures.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

     The Fund has no individual directors or executive officers. The Fund is managed by EVM. Each of the Fund, BREC and the Portfolio engage Boston Management and Research ("BMR"), a wholly-owned subsidiary of EVM, as investment adviser. EVM, its affiliates and predecessor companies have been investment advisers to individuals and institutions since 1924 and have been advising investment companies since 1931. BMR and EVM currently have assets under investment management of approximately $45 billion. EVM is a wholly-owned subsidiary of Eaton Vance Corp. ("EVC"), a publicly-held holding company which, through its subsidiaries and affiliates, engages primarily in investment management, administration and marketing activities. The non-voting common stock of EVC is listed and traded on the New York Stock Exchange. All shares of the voting common stock of EVC are held in a voting trust, the voting trustees of which are senior officers of the Eaton Vance organization. Eaton Vance, Inc. ("EV"), a wholly-owned subsidiary of EVC, is the sole trustee of EVM and of BMR, each of which is a Massachusetts business trust. The names of the executive officers and the directors of EV and their ages and principal occupations are set forth below:

DIRECTORS AND EXECUTIVE OFFICERS OF EATON VANCE, INC.

     James B. Hawkes, (58), is Chairman, President and Chief Executive Officer of EVM, BMR, EVC and EV and a Director of EVC and EV. He is also Director or Trustee and an officer of various investment companies managed by EVM or BMR and has been employed by the Eaton Vance organization for 29 years.

     Alan R. Dynner, (59), is a Vice President and Chief Legal Officer of EVM, BMR, EVC and EV and an officer of various investment companies managed by EVM or BMR. He joined Eaton Vance on November 1, 1996. Prior to joining Eaton Vance, Mr. Dynner was a partner in the New York and Washington offices of the law firm of Kirkpatrick & Lockhart LLP. Mr. Dynner was Executive Vice President of Neuberger & Berman Management, Inc. from 1994 to 1995.

     William M. Steul, (57), is a Vice President and Chief Financial Officer of EVM, BMR, EVC and EV. He joined Eaton Vance in December 1994.

     Eric G. Woodbury (42), is a Vice President of EVM, BMR and EVC, and is Assistant Secretary and EV. He joined Eaton Vance in February 1993.

ITEM 11.  EXECUTIVE COMPENSATION.

     Under the terms of the Fund's investment advisory and administrative agreement with BMR, BMR receives a monthly advisory and administrative fee at the rate of 1/20th of 1% (equivalent to 0.60% annually) of the average daily gross investment assets of the Fund reduced by that portion of the monthly advisory fee for such month payable by the Portfolio which is attributable to value of the Fund's investment in the Company. The term gross investment assets of the Fund is defined in the agreement to include the value of all assets of the Fund other than the Fund's investments in BREC, minus the sum of the Fund's liabilities other than the principal amount of money borrowed. The advisory fee payable for such month to BMR by the Portfolio in respect of the Fund's indirect investment in the Portfolio is credited toward the Fund's advisory and administrative fee payment. For the period commencing with the start of the Fund's business, February 6, 1998, through December 31, 1998 and for the fiscal year ended December 31, 1999 the advisory and administrative fees paid by the Fund to BMR, less the Fund's allocated share of the Portfolio's advisory fee, totaled $3,620,842 and $3,132,712, respectively.

     Under the terms of BREC's management agreement with BMR, BMR receives a monthly management fee at the rate of 1/20th of 1% (equivalent to 0.60% annually) of the average daily gross investment assets of BREC. The term gross investment assets of BREC is defined in the agreement to include the value of all assets of BREC, minus the sum of BREC's liabilities (other than any BREC liability with respect to the Fund's Credit Facility). For the period commencing with the start of BREC's business, November 24, 1998, through December 31, 1998 and for the fiscal year ended December 31, 1999, BREC paid BMR management fees of $304,212 and $3,366,516, respectively.

     Under the terms of the Portfolio's investment advisory agreement with BMR, BMR receives a monthly advisory fee at a base rate of 5/96 of 1% (equivalent to 0.625% annually) of the average daily net assets of the Portfolio up to $500 million. On net assets of $500 million or more the monthly fee is reduced and is computed as follows: 9/192 of 1% (equivalent to 0.5625% annually) of the average daily net assets of the Portfolio of $500 million but less than $1 billion; 1/24 of 1% (equivalent to 0.50% annually) of the average daily net assets of the Portfolio of $1 billion but less than $1.5 billion; 7/192 of 1% (equivalent to 0.4375% annually) of the average daily net assets of the Portfolio of $1.5 billion but less than $7 billion; 17/480 of 1% (equivalent to 0.425% annually) of the average daily net assets of the Portfolio of $7 billion but less than $10 billion; 11/320 of 1% (equivalent to 0.4125% annually) of the average daily net assets of the Portfolio of $10 billion and above. As of December 31, 1999, net assets of the Portfolio totaled $15.1 billion. For the fiscal year ended December 31, 1999, the investment advisory fee applicable to the Portfolio was at a rate of 0.45% of average daily net assets. Effective February 23, 2000, the monthly advisory fee on average daily net assets of the Portfolio of $15 billion and above is computed at the rate of 1/30 of 1% (equivalent to 0.40% annually). As indicated above, the Fund's allocated share of the monthly advisory fee paid by the Portfolio to BMR is credited toward the Fund's advisory and administrative fee payments. For the period commencing with the start of the Fund's business, February 6, 1998, through December 31, 1998 and for the fiscal year ended December 31, 1999, the advisory fee applicable to the Portfolio was 0.478% and 0.45% of average daily net assets for such periods, and the Fund's allocated portion of the fee amounted to $5,878,535 and $9,165,212, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners.

     To the knowledge of the Fund, no person beneficially owns more than five percent of the Shares of the Fund.

     (b) Security Ownership of Management.

     EVM, the Manager of the Fund, beneficially owned 1,115.404 Shares of the Fund as of March 15, 2000. None of the other entities or individuals named in response to Item 10 above beneficially owned Shares of the Fund as of March 15, 2000.

     (c) Changes in Control.

     Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See the information set forth under Item 11 above.

     Pursuant to a servicing agreement between the Company and EVD, the Company pays a servicing fee to EVD for providing certain services and information to direct and indirect investors in the Company. The servicing fee is paid on a quarterly basis, at an annual rate of 0.15% of the Company's average daily net assets. With respect to investors in the Company and Shareholders of the Fund who subscribed through a subagent, EVD will assign servicing responsibilities and fees to the applicable subagent, beginning twelve months after the issuance of shares of the Company or Shares of the Fund to such persons. The Fund will assume its allocated share of the Company's servicing fee. The servicing fee payable in respect of the Fund's investment in the Company is credited toward the Fund servicing fee described below. During the Fund's fiscal year ended December 31, 1999, the Company paid servicing fees aggregating $3,073,561 which were attributable to the Fund's investments in the Company.

     Pursuant to a servicing agreement between the Fund and EVD, the Fund pays a servicing fee to EVD for providing certain services and information to the Shareholders of the Fund. The servicing fee is paid on a quarterly basis, at an annual rate of 0.20% of the Fund's average daily net assets. With respect to Shareholders who subscribed through a subagent, EVD will assign servicing responsibilities and fees to the applicable subagent, beginning twelve months after the issuance of Shares of the Fund to such persons. The Fund's allocated share of the servicing fee paid by the Company is credited toward the Fund's servicing fee payment, thereby reducing the amount of the servicing fee paid by the Fund. During the Fund's fiscal year ended December 31, 1999, the Fund paid servicing fees aggregating $894,432.

     Of the foregoing service fee amounts allocated to and incurred by the Fund, $2,815,175 was paid to sub-agents based on the value of Shares sold by them. The balance of such amounts was retained by EVD.

     Shares of the Fund redeemed within three years of issuance are generally subject to a redemption fee equal to 1% of the net asset value of the Shares redeemed. The redemption fee is payable to BMR in cash by the Fund on behalf of the redeeming Shareholder. No redemption fee is imposed on Shares of the Fund held for at least three years, Shares acquired through the reinvestment of Fund distributions, Shares redeemed in connection with a tender offer or other extraordinary corporate event involving securities contributed by the redeeming Shareholder, or Shares redeemed following the death of all of the initial owners of the Shares redeemed. No redemption fee applies to redemptions by a Shareholder who, during any 12 month period, redeems less than 8% of the total number of Shares held by the Shareholder as of the beginning of such period. During the Fund's fiscal year ended December 31, 1999, BMR received redemption fees of $528,988 from the Fund on behalf of redeeming Shareholders.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

     (a) Financial Statements.

     (1)(i) The following is a list of all financial statements incorporated by reference from the Fund's Form 10 dated April 23, 1999 into this report:

               Portfolio of Investments as of December 31, 1998

               Consolidated Statement of Assets and Liabilities as of December 31, 1998

               Consolidated Statement of Operations for the period from the start of business, February 6, 1998, to December 31, 1998

               Consolidated Statement of Changes in Net Assets for the period from the start of business, February 6, 1998, to December 31, 1998

               Consolidated Statement of Cash Flows for the period from the start of business, February 6, 1998, to December 31, 1998

               Notes to Consolidated Financial Statements

               Portfolio of Investments of Tax-Managed Growth Portfolio as of December 31, 1998

               Independent Auditors' Report dated February 12, 1999

               (ii) The following is a list of all financial statements filed as a part of this report:

               Portfolio of Investments as of December 31, 1999

               Consolidated Statement of Assets and Liabilities as of December 31, 1999

               Consolidated Statement of Operations for the fiscal year ended December 31, 1999

               Consolidated Statement of Changes in Net Assets for the fiscal year ended December 31, 1999

               Consolidated Statement of Cash Flows for the fiscal year ended December 31, 1999

               Notes to Consolidated Financial Statements

               Portfolio of Investments of Tax-Managed Growth Portfolio as of December 31, 1999

               Independent Auditors' Report dated February 11, 2000

     (b)  The following is a list of all exhibits filed as part of this report:

        3 Copy of Amended and Restated Operating Agreement of the Fund dated February 6, 1998 and First Amendment thereto dated November 24, 1998 filed as Exhibit 3 to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference. (Note: the Operating Agreement also defines the rights of the holders of Shares of the Fund)

        4 Copy of Loan and Security Agreement dated as of February 5, 1998, First Amendment thereto dated as of April 30, 1998; Second Amendment thereto dated as of June 25, 1998; Third Amendment thereto dated as of December 18, 1998; and Fourth Amendment thereto dated as of February 23, 1999 filed as
                    Exhibit 4 to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.

        4(1) Copy of Fifth Amendment to Loan and Security Agreement dated July 28, 1999 and Sixth Amendment thereto dated March 17, 2000 filed herewith.

        9           Not applicable and not filed.

        10(1) Copy of Investment Advisory and Administration Agreement between the Fund and Boston Management and Research dated November 24, 1998 filed as Exhibit 10(1) to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.

        10(2) Copy of Management Agreement between Belair Real Estate Corporation and Boston Management and Research dated November 23, 1998 filed as Exhibit 10(2) to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.

        10(3) Copy of Investor Servicing Agreement between the Fund and Eaton Vance Distributors, Inc. dated October 28, 1997 filed as Exhibit 10(3) to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.


        10(4) Copy of Custody and Transfer Agency Agreement between the Fund and Investors Bank & Trust Company dated October 28, 1997 filed as Exhibit 10(4) to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.

        11          Not applicable and not filed.

        12          Not applicable and not filed.

        13          Not applicable and not filed.

        16          Not applicable and not filed.

        18          Not applicable and not filed.

        21          List of Subsidiaries of the Fund filed herewith.

        22          Not applicable and not filed.

        23          Not applicable and not filed.

        24          Not applicable and not filed.

        27          Financial Data Schedule

        99 Form N-SAR of Eaton Vance Tax-Managed Growth Portfolio (File No. 811-7409) for its fiscal year ended December 31, 1999 filed electronically with the Securities and Exchange Commission under the Investment Company Act of 1940 on February 17, 2000 (Accession No. 0000940394-00-000073)
                    (incorporated herein by reference pursuant to Rule 12b-32).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2000.

                                BELAIR CAPITAL FUND LLC
                                (Registrant)

                                By:  EATON VANCE MANAGEMENT,
                                        Its Manager


                                By:     /s/ William M. Steul
                                        ---------------------------------------
                                        William M. Steul
                                        Vice President and Chief
                                        Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ James B. Hawkes             Principal Executive Officer       March 29, 2000
-------------------------       of Eaton Vance Management;
James B. Hawkes                 Sole Director of Eaton Vance,
                                Inc., sole trustee of Eaton
                                Vance Management


/s/ William M. Steul            Chief Financial Officer of        March 29, 2000
-------------------------       Eaton Vance Management

BELAIR CAPITAL FUND LLC AS OF DECEMBER 31, 1999

PORTFOLIO OF INVESTMENTS

INVESTMENT IN BELVEDERE CAPITAL FUND
COMPANY LLC -- 81.6%

SECURITY                                  SHARES       VALUE
---------------------------------------------------------------------
Investment in Belvedere Capital Fund
Company LLC (Belvedere Capital)           12,895,319   $2,228,073,699
---------------------------------------------------------------------
Total Investment in Belvedere Capital
   (identified cost $1,627,361,259)                    $2,228,073,699
---------------------------------------------------------------------

PARTNERSHIP PREFERENCE UNITS -- 18.4%

SECURITY                                  UNITS        VALUE
---------------------------------------------------------------------
AMB Property II, L.P. (Delaware Limited
Partnership affiliate of AMB Property
Corporation), 8.75% Series C Cumulative
Redeemable Preferred Units, Callable
from 11/24/03+                               800,000   $   35,472,000
Bradley Operating Limited Partnership
(Delaware Limited Partnership affiliate
of Bradley Real Estate, Inc.), 8.875%
Series B Cumulative Redeemable Perpetual
Preferred Units, Callable from 2/23/04+      273,392        5,672,884
Cabot Industrial Properties, L.P.
(Delaware Limited Partnership affiliate
of Cabot Industrial Trust), 8.625%
Series B Cumulative Redeemable Preferred
Units, Callable from 4/29/04+                560,000       23,514,960
Camden Operating, L.P. (Delaware Limited
Partnership affiliate of Camden Property
Trust), 8.50% Series B Cumulative
Redeemable Perpetual Preferred Units,
Callable from 2/23/04+                     1,145,000       23,988,895
CP Limited Partnership (Maryland Limited
Partnership affiliate of Chateau
Communities, Inc.), 8.125% Series A
Cumulative Redeemable Preferred Units,
Callable from 4/20/03+                       570,000       22,381,620
Colonial Realty Limited Partnership
(Delaware Limited Partnership affiliate
of Colonial Properties Trust), 8.875%
Series B Cumulative Redeemable Perpetual
Preferred Units, Callable from 2/23/04+      570,000       23,654,430
Essex Portfolio, L.P.(California Limited
Partnership affiliate of Essex Property
Trust, Inc.), 7.875% Series B Cumulative
Redeemable Preferred Units, Callable
from 2/6/03+                                 977,000       36,017,105
Essex Portfolio, L.P.(California Limited
Partnership affiliate of Essex Property
Trust, Inc.), 9.125% Series C Cumulative
Redeemable Preferred Units, Callable
from 11/24/03+                                80,000        3,411,360
Essex Portfolio, L.P.(California Limited
Partnership affiliate of Essex Property
Trust, Inc.), 9.30% Series D Cumulative
Redeemable Preferred Units, Callable
from 7/28/04+                                308,000        6,711,628
Kilroy Realty, L.P. (Delaware Limited
Partnership affiliate of Kilroy Realty
Corporation), 8.075% Series A Cumulative
Redeemable Preferred Units, Callable
from 2/6/03+                                 876,000       32,860,512
Liberty Property L.P. (Pennsylvania
Limited Partnership affiliate of Liberty
Property Trust), 9.25% Series B
Cumulative Redeemable Preferred Units,
Callable from 7/28/04+                     1,235,000       27,114,425
MHC Operating Limited Partnership
(Illinois Limited Partnership affiliate
of Manufactured Home
Communities, Inc.), 9% Series D
Cumulative Redeemable Perpetual
Preference Units, Callable
from 9/29/04+                              2,000,000       41,860,000


SECURITY                                  UNITS        VALUE
---------------------------------------------------------------------
National Golf Operating Partnership,
L.P. (Delaware Limited Partnership
affiliate of National Golf
Properties, Inc.), 8% Series A
Cumulative Redeemable Preferred Units,
Callable from 3/4/03+                        740,000   $   27,397,760
National Golf Operating Partnership,
L.P. (Delaware Limited Partnership
affiliate of National Golf
Properties, Inc.), 9.30% Series B
Cumulative Redeemable Preferred Units,
Callable from 7/28/04+                       200,000        4,308,200
Prentiss Properties Acquisition
Partners, L.P. (Delaware Limited
Partnership affiliate of Prentiss
Properties Trust), 8.30% Series B
Cumulative Redeemable Perpetual
Preferred Units, Callable from 6/25/03+      685,000       25,960,815
Prentiss Properties Acquisition
Partners, L.P. (Delaware Limited
Partnership affiliate of Prentiss
Properties Trust), 9.45% Series C
Cumulative Redeemable Perpetual
Preferred Units, Callable from 9/17/04+      600,000       13,094,400
Price Development Company, L.P.
(Maryland Limited Partnership affiliate
of J.P. Realty, Inc.), 8.95% Series B
Cumulative Redeemable Preferred
Partnership Interests, Callable
from 7/28/04+                              1,225,000       26,629,050
Regency Centers, L.P.(Delaware Limited
Partnership affiliate of Regency Realty
Corporation), 8.125% Series A
Cumulative Redeemable Preferred Units,
Callable from 6/25/03+                     1,153,000       44,456,221
Spieker Properties, L.P. (California
Limited Partnership affiliate of Spieker
Properties, Inc.), 7.6875% Series D
Cumulative Redeemable Preferred Units,
Callable from 4/20/03+                       510,000       19,475,880
Summit Properties Partnership, L.P.
(Delaware Limited Partnership affiliate
of Summit Properties, Inc.), 8.95%
Series B Cumulative Redeemable Perpetual
Preferred Units, Callable from 4/29/04+    1,185,000       24,797,310
Sun Communities Operating L.P. (Michigan
Limited Partnership affiliate of Sun
Communities, Inc.), 9.125% Series A
Cumulative Redeemable Perpetual
Preferred Units, Callable from 9/29/04+      600,000       13,114,800
Urban Shopping Centers, L.P. (Illinois
Limited Partnership affiliate of Urban
Shopping Centers, Inc.), 9.45% Series D
Cumulative Redeemable Perpetual
Preferred Units, Callable from 10/1/04+    1,000,000       21,105,000
---------------------------------------------------------------------
Total Partnership Preference Units
   (identified cost $620,334,800)                      $  502,999,255
---------------------------------------------------------------------
Total Investments -- 100.0%
   (identified cost $2,247,696,059)                    $2,731,072,954
---------------------------------------------------------------------

 + Security exempt from registration under the Securities Act of 1933. At December 31, 1999, the value of these securities totaled $502,999,255 or 24.0% of net assets.

                       SEE NOTES TO FINANCIAL STATEMENTS

BELAIR CAPITAL FUND LLC AS OF DECEMBER 31, 1999

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

AS OF DECEMBER 31, 1999
Assets
--------------------------------------------------------
Investments, at value
   (identified cost $2,247,696,059)       $2,731,072,954
Cash                                           3,802,594
Receivable for open swap contracts            23,158,186
Dividends receivable                             608,281
Deferred organization expenses                   338,678
Swap interest receivable                          24,814
--------------------------------------------------------
TOTAL ASSETS                              $2,759,005,507
--------------------------------------------------------
Liabilities
--------------------------------------------------------
Loan payable                              $  655,000,000
Payable for Fund shares redeemed               1,072,380
Other accrued expenses
   Interest expense                            8,156,260
   Other accrued expenses                        199,114
Minority interest                                208,000
--------------------------------------------------------
TOTAL LIABILITIES                         $  664,635,754
--------------------------------------------------------
NET ASSETS FOR 15,900,744 SHARES
   OUTSTANDING                            $2,094,369,753
--------------------------------------------------------
Shareholders' Capital
--------------------------------------------------------
SHAREHOLDERS' CAPITAL                     $2,094,369,753
--------------------------------------------------------

Net Asset Value and Redemption Price Per Share
--------------------------------------------------------
($2,094,369,753 DIVIDED BY 15,900,744
   SHARES OUTSTANDING)                    $       131.72
--------------------------------------------------------

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED
DECEMBER 31, 1999
Investment Income
------------------------------------------------------
Dividends allocated from Belvedere Capital
   (net of foreign taxes, $154,979)       $ 18,616,366
Interest allocated from Belvedere
   Capital                                   5,524,988
Expenses allocated from Belvedere
   Capital                                 (12,675,464)
------------------------------------------------------
Net investment income allocated from
   Belvedere Capital                      $ 11,465,890
Dividends from partnership preference
   units                                    47,602,252
Interest                                       367,965
------------------------------------------------------
TOTAL INVESTMENT INCOME                   $ 59,436,107
------------------------------------------------------

Expenses
------------------------------------------------------
Investment adviser fee                    $  6,499,228
Service fees                                   894,432
Interest expense                            36,722,400
Interest expense on swap contracts           5,350,662
Legal and accounting services                  712,702
Amortization of organization expenses           94,100
Custodian and transfer agent fees               69,259
Printing and postage                             5,615
Miscellaneous                                   34,426
------------------------------------------------------
TOTAL EXPENSES                            $ 50,382,824
------------------------------------------------------

NET INVESTMENT INCOME                     $  9,053,283
------------------------------------------------------

Realized and Unrealized Gain (Loss)
------------------------------------------------------
Net realized gain (loss) --
   Investment transactions from
      Belvedere Capital
      (identified cost basis)             $(21,468,400)
   Investment transactions in
      partnership preference units
      (identified cost basis)              (17,179,148)
------------------------------------------------------
NET REALIZED LOSS                         $(38,647,548)
------------------------------------------------------
Change in unrealized appreciation
   (depreciation) --
   Investment in Belvedere Capital
      (identified cost basis)             $338,435,670
   Investments in partnership preference
      units (identified cost basis)        (86,574,621)
   Interest rate swap contracts             41,313,837
------------------------------------------------------
NET CHANGE IN UNREALIZED APPRECIATION
   (DEPRECIATION)                         $293,174,886
------------------------------------------------------

NET REALIZED AND UNREALIZED GAIN          $254,527,338
------------------------------------------------------

NET INCREASE IN NET ASSETS FROM
   OPERATIONS                             $263,580,621
------------------------------------------------------

                       SEE NOTES TO FINANCIAL STATEMENTS

BELAIR CAPITAL FUND LLC AS OF DECEMBER 31, 1999

CONSOLIDATED FINANCIAL STATEMENTS CONT'D

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

INCREASE (DECREASE)                       YEAR ENDED            PERIOD ENDED
IN NET ASSETS                             DECEMBER 31, 1999     DECEMBER 31, 1998*
-------------------------------------------------------------------------------------
Net investment income                     $          9,053,283  $           1,806,501
Net realized loss                                  (38,647,548)           (55,088,152)
Net change in unrealized appreciation              293,174,886            213,360,195
-------------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS
   FROM OPERATIONS                        $        263,580,621  $         160,078,544
-------------------------------------------------------------------------------------
Transactions in Fund shares --
   Investment securities and
      cash contributed                    $                 --  $       1,848,834,256
   Less -- Selling commissions                              --             (8,445,747)
-------------------------------------------------------------------------------------
Net contributions                         $                 --  $       1,840,388,509
Net asset value of shares issued to
   Shareholders in payment of
   distributions declared                           10,588,705              4,012,014
Net asset value of shares redeemed                 (92,513,365)           (64,531,106)
-------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN NET ASSETS
   FROM FUND SHARE TRANSACTIONS           $        (81,924,660) $       1,779,869,417
-------------------------------------------------------------------------------------
Distributions to Shareholders
   Belair Capital Fund                    $        (20,117,940) $          (7,109,689)
   Preferred Shareholders of BREC                      (16,640)                    --
-------------------------------------------------------------------------------------
TOTAL DISTRIBUTIONS                       $        (20,134,580) $          (7,109,689)
-------------------------------------------------------------------------------------

NET INCREASE IN NET ASSETS                $        161,521,381  $       1,932,838,272
-------------------------------------------------------------------------------------

Net Assets
-------------------------------------------------------------------------------------
At beginning of year                      $      1,932,848,372  $              10,100
-------------------------------------------------------------------------------------
AT END OF YEAR                            $      2,094,369,753  $       1,932,848,372
-------------------------------------------------------------------------------------

 * For the period from the start of business, February 6, 1998, to December 31, 1998.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          YEAR ENDED
INCREASE (DECREASE) IN CASH               DECEMBER 31, 1999
-----------------------------------------------------------
Cash Flows From (For) Operating
   Activities --
Net investment income                     $       9,036,643
Adjustment to reconcile net investment
   income to net cash flows used for
   operating activities--
   Amortization of organization expense              94,100
   Net investment income allocated from
      Belvedere Capital                         (11,465,890)
   Decrease in dividends receivable                 400,704
   Payment of organization expenses                (443,560)
   Decrease in interest payable for open
      swap contracts                               (745,375)
   Increase in accrued interest and
      accrued operating expenses                  3,838,893
   Purchase of partnership preference
      units                                    (434,000,000)
   Sale of partnership preference units         358,486,052
   Net decrease in investment in
      Belvedere Capital                          38,477,708
-----------------------------------------------------------
NET CASH FLOWS USED FOR OPERATING
   ACTIVITIES                             $     (36,320,725)
-----------------------------------------------------------
Cash Flows From (For) Financing
   Activities --
   Proceeds of loan                       $      72,000,000
   Payments for Fund shares redeemed            (25,059,026)
   Distributions paid                            (9,529,235)
-----------------------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES  $      37,411,739
-----------------------------------------------------------

NET INCREASE IN CASH                      $       1,091,014
-----------------------------------------------------------

CASH AT BEGINNING OF YEAR                 $       2,711,580
-----------------------------------------------------------

CASH AT END OF YEAR                       $       3,802,594
-----------------------------------------------------------

Supplemental Disclosure and Non-cash Investing
and Financing Activities
-----------------------------------------------------------
Unrealized appreciation of investments
   and open swap contracts                $     506,535,081
Interest paid for loan                    $      32,772,341
Interest paid for swap contracts          $       6,096,037
Market value of securities distributed
   in payment of redemptions              $      66,381,959
-----------------------------------------------------------

                       SEE NOTES TO FINANCIAL STATEMENTS

BELAIR CAPITAL FUND LLC AS OF DECEMBER 31, 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 Significant Accounting Policies
-------------------------------------------
   Belair Capital Fund LLC (Belair Capital) is a Massachusetts limited liability company established to offer diversification and tax-sensitive investment management to persons holding large and concentrated positions in equity securities of selected publicly-traded companies. The investment objective of Belair Capital is to achieve long-term, after-tax returns for shareholders. Belair Capital pursues this objective primarily by investing indirectly in Tax-Managed Growth Portfolio (the Portfolio), a diversified, open-end management investment company registered under the Investment Company Act of 1940, as amended. The Portfolio is organized as a trust under the laws of the state of New York. Belair Capital maintains its investment in the Portfolio by investing in Belvedere Capital Fund Company LLC (Belvedere Capital), a separate Massachusetts limited liability company that invests exclusively in the Portfolio. The performance of Belair Capital and Belvedere Capital is directly and substantially affected by the performance of the Portfolio. Separate from its investment in the Portfolio through Belvedere Capital, Belair Capital invests indirectly in income-producing, preferred equity interests in real estate operating partnerships (partnership preference units) affiliated with publicly-traded real estate investment trusts (REITs). Belair Capital's investment in partnership preference units is achieved through its investment in Belair Real Estate Corporation (BREC). BREC is a Delaware corporation that has been organized and intends to operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code. At December 31, 1999, Belair Capital owned 100% of the common stock issued by BREC and intends to hold all of BREC's common stock at all times.

   On November 24, 1998 (the date BREC commenced operations), Belair Capital acquired 2,100 shares of Class A preferred stock (the "preferred stock") issued by BREC. For BREC to qualify as a REIT, it must be beneficially owned in the aggregate by 100 or more persons. BREC has satisfied this requirement as a result of Belair Capital donating 20 shares of BREC preferred stock to each of approximately 105 (currently 104) charitable organizations. The charitable organizations' interest in the preferred stock has been recorded as a minority interest on the Statement of Assets and Liabilities.

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

   The accompanying consolidated financial statements include the accounts of Belair Capital and BREC (collectively, the Fund). All material intercompany accounts and transactions have been eliminated.

   Financial statements of the Portfolio, including the portfolio of investments, are included elsewhere in this report and should be read in conjunction with the Fund's financial statements.

   The following is a summary of significant accounting policies consistently followed by the Fund in the preparation of its financial statements. The policies are in conformity with generally accepted accounting principles.

 A Investment Security Costs -- The Fund's investment assets were principally acquired on February 6, 1998, April 20, 1998 and June 25, 1998 through contributions of common stock by shareholders in exchange for Shares of the Fund and in purchases of partnership preference units, copper and aluminum (held as temporary assets until replaced by additional purchases of partnership preference units). The Fund immediately exchanged the contributed securities into Belvedere Capital for shares thereof, and Belvedere Capital, in turn, immediately thereafter exchanged the contributed securities into the Portfolio for an interest in the Portfolio. The cost at which the Fund's investments are carried on the books and in the financial statements is the value of the contributed securities as of the close of business on the day prior to their contribution to the Fund and, in the case of purchased securities, the acquisition price thereof. The initial tax basis of the Fund's investment in the Portfolio through Belvedere Capital is the same as the contributing shareholders' basis in securities and cash contributed to the Fund. The initial tax basis of securities purchased by the Fund is the purchase cost. As of December 31, 1999, the aggregate tax basis of the Fund's investments was $610,155,648.

 B Investment Valuations -- The Fund's investments consist of partnership preference units and shares of Belvedere Capital. Belvedere Capital's exclusive investment is an interest in the Portfolio, the value of which is derived from a proportional interest therein. Additionally, the Fund has entered into interest rate swap contracts (see Note 7). The valuation policy that follows is applicable to the assets of the Fund, Belvedere Capital and the Portfolio.

BELAIR CAPITAL FUND LLC AS OF DECEMBER 31, 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

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

 E Deferred Organization Expenses -- Costs incurred by Belair Capital in connection with its organization are being amortized on a straight-line basis over five years. Costs incurred in connection with the organization of BREC have been expensed as incurred.

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

BELAIR CAPITAL FUND LLC AS OF DECEMBER 31, 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

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

2 Distributions to Shareholders
-------------------------------------------
   The Fund intends to distribute at the end of each year all of its net investment income for the year, if any, and approximately 22% of its net realized capital gains for such year, if any, other than precontribution gains allocated to a shareholder in connection with a tender offer or other extraordinary corporate event with respect to a security contributed by such shareholder, for which no capital gain distribution is made. In addition, whenever a distribution with respect to a precontribution gain is made, the Fund makes a supplemental distribution to compensate shareholders receiving such distributions for taxes that may be due in connection with the precontribution gain and supplemental distributions.

3 Shareholder Transactions
-------------------------------------------
   The Fund may issue an unlimited number of full and fractional shares. Transactions in Fund shares, including contributions of securities and cash in exchange for shares of the Fund were as follows:

                                              YEAR ENDED         PERIOD ENDED
                                              DECEMBER 31, 1999  DECEMBER 31, 1998*
    -------------------------------------------------------------------------------
    Issued at fund closings                                  --          17,179,862
    Reinvestments                                        85,402              34,610
    Redemptions                                        (753,491)           (645,740)
    -------------------------------------------------------------------------------
    NET INCREASE (DECREASE)                            (668,089)         16,568,732
    -------------------------------------------------------------------------------

 * For the period from the start of business, February 6, 1998, to December 31, 1998.

   Redemptions of shares held less than three years are generally subject to a redemption fee of 1% of the net asset value of shares redeemed. The redemption fee is paid to the Investment Adviser by the Fund on behalf of the redeeming shareholder. No charge is levied on redemptions of shares acquired through the reinvestment of distributions, shares redeemed in connection with a Tender Security or shares redeemed following the death of all of the initial holders of the shares redeemed. In addition, no fee applies to redemptions by shareholders, who, during any 12-month period, redeems less than 8% of the total number of shares held by the shareholder as of the beginning of the 12-month period. For the year ended December 31, 1999, the Investment Adviser received $528,988 in redemption fees.

4 Investment Transactions
-------------------------------------------
   Increases and decreases of the Fund's investment in Belvedere Capital for the year ended December 31, 1999 aggregated $55,028,500 and $159,888,167, respectively. Purchases and sales of other investments (partnership preference units) aggregated $434,000,000 and $358,486,052, respectively, during the period.

5 Management Fee and Other Transactions With Affiliates
-------------------------------------------
   The Fund and the Portfolio have engaged Boston Management and Research (BMR), a wholly-owned subsidiary of Eaton Vance Management (EVM) as investment adviser. Under the terms of the advisory agreement with the Portfolio, BMR receives a monthly fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the year ended December 31, 1999 the advisory fee applicable to the Portfolio was 0.45% of average daily net assets. Belvedere Capital's allocated portion of the advisory fee totaled $24,247,975, of which $9,165,212 was allocated to the Fund, for the year ended December 31, 1999. In addition, Belair Capital pays BMR a monthly advisory and administrative fee of 1/20 of 1% (0.60% annually) of the average daily gross investment assets of Belair Capital(including the value of all assets of Belair Capital other than Belair Capital's investment in BREC, minus the sum of Belair Capital's liabilities other than the principal amount of money borrowed) and BREC pays BMR a monthly management fee at a rate of 1/20th of 1% (equivalent to 0.60% annually) of its average gross investment assets (including the value of all assets of BREC, minus the sum of BREC's liabilities other than any liability with respect to Belair Capital's Credit Facility). The advisory fee payable by the Portfolio in respect of Belair Capital's indirect investment in the Portfolio is credited toward Belair Capital's advisory and administrative fee payment. For the year ended December 31, 1999, the

BELAIR CAPITAL FUND LLC AS OF DECEMBER 31, 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

   advisory and administrative fee payable to BMR by the Fund, less the Fund's allocated share of the Portfolio's advisory fee, totaled $6,499,228.

   Eaton Vance Management (EVM) serves as manager of Belair Capital and receives no separate compensation for services provided in such capacity.

   Pursuant to a servicing agreement between Belvedere Capital and Eaton Vance Distributors, Inc. (EVD), Belvedere Capital pays a servicing fee to EVD for providing certain services and information to shareholders. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Capital's average daily net assets and totaled $8,158,220 for the year ended December 31, 1999, of which $3,073,561 was allocated to Belair Capital. Pursuant to a servicing agreement between Belair Capital and EVD, Belair Capital pays a servicing fee to EVD on a quarterly basis at an annual rate of 0.20% of Belair Capital's average daily net assets, less Belair Capital's allocated share of the servicing fee payable by Belvedere Capital. For the year ended December 31, 1999, the servicing fee paid directly by Belair Capital totaled $894,432. Of the amounts allocated to and incurred by the Fund, $2,815,175 was paid to subagents.

6 Credit Facility
-------------------------------------------
   The Fund has obtained a $655,000,000 Credit Facility with a term of seven years from Merrill Lynch International Bank Limited. The Fund's obligations under the Credit Facility are secured by a pledge of its assets. Interest on borrowed funds is based on the prevailing LIBOR rate for the respective interest period plus a spread of 0.45% per annum. The Fund may borrow for interest periods of one month to five years. In addition, the Fund pays a commitment fee at a rate of 0.10% per annum on the unused amount of the loan commitment. Initial borrowings have been used to purchase qualifying assets (partnership preference units, copper and aluminum) to pay selling commissions and organizational expenses, and to provide for the short-term liquidity needs of the Fund. Additional borrowings under the Credit Facility may be made in the future for these purposes. At December 31, 1999, amounts outstanding under the Credit Facility totaled $655,000,000.

7 Cancelable Interest Rate Swap Agreements
-------------------------------------------
   The Fund has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc., with respect to each of its holdings of partnership preference units and the associated borrowings. Under such agreements, the Fund has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. The Fund has the right to terminate the interest rate swap agreements beginning in the first half of 2003, at dates corresponding approximately to the initial call dates of the partnership preference units held by the Fund.

               NOTIONAL                             INITIAL
               AMOUNT                               OPTIONAL
    EFFECTIVE  (000'S    FIXED                      TERMINATION  MATURITY  UNREALIZED
    DATE       OMITTED)  RATE     FLOATING RATE     DATE         DATE      APPRECIATION
    -----------------------------------------------------------------------------------
         2/98  $ 60,000    6.72%  Libor + .45%             2/03      2/05  $  2,190,325
         2/98   120,000   6.715%  Libor + .45%             2/03      2/05     4,404,500
         4/98    50,000    6.84%  Libor + .45%             2/03      2/05     1,579,937
         4/98   150,000   6.835%  Libor + .45%             4/03      4/05     4,983,531
         6/98    20,000    6.67%  Libor + .45%             6/03      2/05       747,192
         6/98    75,000    6.68%  Libor + .45%             6/03      2/05     2,768,906
         6/98    80,000   6.595%  Libor + .45%             6/03      2/05     3,236,267
        11/98    14,709    6.13%  Libor + .45%            11/03      2/05       871,658
         2/99    34,951    6.34%  Libor + .45%             2/04      2/05     1,732,927
         4/99     5,191    6.49%  Libor + .45%             2/04      2/05       223,114
         7/99    24,902   7.077%  Libor + .45%             7/04      2/05       396,636
         9/99    10,471    7.37%  Libor + .45%             9/04      2/05        23,193
    -----------------------------------------------------------------------------------
        TOTAL                                                              $ 23,158,186
    -----------------------------------------------------------------------------------

8 Indirect Investment in Portfolio
-------------------------------------------
   Belvedere Capital's interest in the Portfolio at December 31, 1999, was $7,695,912,318, representing 50.9% of the Portfolio's net assets. The Fund's investment in Belvedere Capital at December 31, 1999 was $2,228,073,699, representing 29.0% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the year ended
   December 31, 1999, totaled $64,529,911, of which $24,141,354 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the year ended December 31, 1999, totaled $25,044,679, of which $9,464,520 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $3,210,944 for the year ended December 31, 1999, representing $137,383 of operating expenses and $3,073,561 of service fees (see Note 5).

BELAIR CAPITAL FUND LLC AS OF DECEMBER 31, 1999

INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS OF BELAIR CAPITAL FUND LLC:
---------------------------------------------

We have audited the accompanying consolidated statement of assets and liabilities, including the portfolio of investments, of Belair Capital Fund LLC and Belair Real Estate Corporation (collectively, the Fund), as of December 31, 1999, and the related consolidated statements of operations and cash flows for the year then ended, and the consolidated statement of changes in net assets for the year then ended and for the period from the start of business, February 6, 1998, to December 31, 1998. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities of securities owned as of December 31, 1999 by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Fund as of December 31, 1999, the results of its consolidated operations and its consolidated cash flows for the year then ended, and the consolidated changes in its net assets for the year then ended and for the period from the start of business, February 6, 1998, to December 31, 1998, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 11, 2000

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 1999

PORTFOLIO OF INVESTMENTS

COMMON STOCKS -- 95.4%

SECURITY                                  SHARES      VALUE
---------------------------------------------------------------------
Advertising and Marketing Services -- 4.0%
---------------------------------------------------------------------
ACNielsen Corp.(1)                            45,668  $     1,124,573
Advo, Inc.(1)                                170,000        4,037,500
Catalina Marketing Corp.(1)                   20,000        2,315,000
Harte-Hanks Communications, Inc.             135,487        2,946,842
IMS Health, Inc.                             498,012       13,539,701
Interpublic Group of Companies, Inc.       2,397,899      138,328,799
Lamar Advertising Co.(1)                     100,000        6,056,250
Lamar Advertising Co.(1)(2)(3)               400,000       24,216,521
Lamar Advertising Co.(1)(2)(3)               250,000       15,126,998
Navigant Consulting, Inc.(1)                 496,795        5,402,646
Navigant International, Inc.(1)               59,630          696,926
Omnicom Group, Inc.                        2,899,018      289,901,800
R.H. Donelley Corp.(1)                         8,153          153,888
Snyder Communications, Inc.(1)               482,500        9,288,125
TMP Worldwide, Inc.(1)                        59,790        8,490,180
True North Communications, Inc.              513,715       22,956,639
Valassis Communications, Inc.(1)             975,000       41,193,750
Ventiv Health, Inc.(1)                       160,833        1,477,653
WPP Group PLC                                488,000        7,715,670
Young and Rubicam, Inc.                      186,000       13,159,500
---------------------------------------------------------------------
                                                      $   608,128,961
---------------------------------------------------------------------
Aerospace and Defense -- 0.2%
---------------------------------------------------------------------
Boeing Company (The)                         284,081  $    11,807,117
Honeywell International, Inc.                119,536        6,895,733
Raytheon Co., Class B                        213,564        5,672,794
Teledyne Technologies, Inc.(1)                16,830          158,833
---------------------------------------------------------------------
                                                      $    24,534,477
---------------------------------------------------------------------
Apparel and Textiles -- 0.0%
---------------------------------------------------------------------
Shaw Industries, Inc.(2)(3)                  325,000  $     5,014,261
Unifi, Inc.(1)                                50,000          615,625
---------------------------------------------------------------------
                                                      $     5,629,886
---------------------------------------------------------------------
Auto and Parts -- 0.4%
---------------------------------------------------------------------
Aftermarket Technology Corp.(1)               46,000  $       549,125
Borg-Warner Automotive, Inc.                 230,270        9,325,935
DaimlerChrysler                               19,952        1,561,244
Dana Corp.                                    46,137        1,381,226
SECURITY                                  SHARES      VALUE
---------------------------------------------------------------------

Auto and Parts (continued)
---------------------------------------------------------------------
Delphi Automotive Systems                      5,290  $        83,318
Ford Motor Co.                               152,609        8,155,043
General Motors Corp.                          10,996          799,272
Genuine Parts Co.                            147,059        3,648,901
Harley-Davidson, Inc.                         21,000        1,345,312
Honda Motor Co. Ltd. ADR                       5,000          382,500
Magna International, Inc., Class A           815,000       34,535,625
Meritor Automotive, Inc.                      71,799        1,391,106
SPX Corp.(1)                                  47,862        3,867,848
TRW, Inc.                                      2,000          103,875
---------------------------------------------------------------------
                                                      $    67,130,330
---------------------------------------------------------------------
Banks - Money Center -- 0.1%
---------------------------------------------------------------------
Bank of Montreal                              73,412  $     2,496,008
Chase Manhattan Corp.                        123,458        9,591,143
Morgan (J.P.) & Co., Inc.                     18,780        2,378,018
National Westminster Bank PLC                  8,753        1,131,325
---------------------------------------------------------------------
                                                      $    15,596,494
---------------------------------------------------------------------
Banks - Regional -- 5.5%
---------------------------------------------------------------------
AmSouth Bancorporation                       609,824  $    11,777,226
Associated Banc-Corp.                        568,111       19,457,802
Bank of America Corp.                      1,157,235       58,078,732
Bank of Granite Corp.                         22,500          483,750
Bank of New York Co., Inc. (The)             313,144       12,525,760
Bank One Corp.                             1,146,258       36,751,897
Bank One Corp.(2)(3)                          51,299        1,643,815
Bank United Corp.                            102,072        2,781,462
BB&T Corp.                                   362,198        9,915,170
City National Corp.                          100,000        3,293,750
Colonial Bancgroup, Inc. (The)               449,424        4,662,774
Comerica, Inc.                               155,041        7,238,477
Commerce Bancshares, Inc.                     70,356        2,383,309
Community First Bancshares, Inc.             418,000        6,583,500
Compass Bancshares, Inc.                     306,668        6,842,530
Fifth Third Bancorp                          244,512       17,941,068
First Citizens BancShares, Inc.               65,900        4,596,525
First Financial Bancorp.                      54,529        1,165,557
First Midwest Bancorp, Inc.                  225,353        5,971,841
First Security Corp.                          39,200        1,000,827
First Tennessee National Corp.                33,488          954,408

                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 1999

PORTFOLIO OF INVESTMENTS CONT'D

SECURITY                                  SHARES      VALUE
---------------------------------------------------------------------

Banks - Regional (continued)
---------------------------------------------------------------------
First Union Corp.                          1,216,405  $    39,913,289
Firstar Corp.                              1,550,874       32,762,213
FleetBoston Financial Corp.                3,395,973      118,222,310
Golden West Financial Corp.                   55,467        1,858,144
Keycorp                                      500,764       11,079,404
M&T Bank Corp.                                 2,000          828,500
Marshall and Ilsley Corp.                     70,410        4,422,628
Mellon Financial Corp.                       206,912        7,047,940
National City Corp.                          444,035       10,518,079
National Commerce Bancorporation             252,894        5,737,533
National Commerce Bancorporation(2)(3)       670,000       15,191,758
National Commerce Bancorporation(2)(3)       150,000        3,397,808
Northern Trust Corp.                       1,363,796       72,281,188
Old Kent Financial Corp.                     103,786        3,671,430
Peoples Heritage Financial Group, Inc.        55,720          839,282
PNC Bank Corp.                               141,615        6,301,867
Popular, Inc.                                    716           20,003
Regions Financial Corp.                    1,276,273       32,066,359
S&T Bancorp, Inc.                            100,000        2,318,750
SouthTrust Corp.                             476,101       18,002,569
Southwest Bancorporation of Texas,
Inc.(1)                                        7,688          152,318
Sovereign Bancorporation, Inc.               442,584        3,298,623
State Street Corp.                            64,000        4,676,000
Summit Bancorp.                              177,812        5,445,492
SunTrust Banks, Inc.                         178,600       12,289,913
Synovus Financial                            634,329       12,607,289
U.S. Bancorp.                                411,190        9,791,462
Union Planters Corp.                          87,070        3,433,823
Valley National Bancorp.                     290,706        8,139,768
Wachovia Corp.                               118,714        8,072,552
Washington Mutual, Inc.                      163,506        4,251,156
Wells Fargo & Co.                          3,349,981      135,464,857
Westamerica Bancorporation                   266,506        7,445,511
Whitney Holding Corp.                        145,180        5,380,734
Whitney Holding Corp.(2)(3)                   89,741        3,324,862
Whitney Holding Corp.(2)(3)                   30,011        1,110,948
Zions Bancorporation                          20,000        1,183,750
---------------------------------------------------------------------
                                                      $   828,600,292
---------------------------------------------------------------------
Beverages -- 2.1%
---------------------------------------------------------------------
Anheuser-Busch Cos., Inc.                  1,364,418  $    96,703,126
Coca-Cola Company (The)                    2,126,331      123,858,781
SECURITY                                  SHARES      VALUE
---------------------------------------------------------------------

Beverages (continued)
---------------------------------------------------------------------
Coca-Cola Company (The)(2)(3)                264,724  $     5,327,198
Panamerican Beverages, Inc., Class A          80,000        1,645,000
PepsiCo, Inc.                              2,476,847       87,308,857
---------------------------------------------------------------------
                                                      $   314,842,962
---------------------------------------------------------------------
Broadcasting and Cable -- 2.1%
---------------------------------------------------------------------
AMFM, Inc.(1)                                200,000  $    15,650,000
AT&T Corp. - Liberty Media Group(1)          484,974       27,522,274
AT&T Corp. - Liberty Media Group,
Class B(1)                                    16,438        1,130,112
CBS Corp.(1)                                 117,340        7,502,426
Clear Channel Communications, Inc.(1)         10,000          891,429
Clear Channel Communications,
Inc.(1)(2)(3)                                340,609       30,399,353
Comcast Corp., Class A                       175,000        8,848,437
Cox Communications, Inc., Class A(1)         508,036       26,163,854
Gaylord Entertainment Co.                    315,332        9,440,252
General Motors Corp., Class H(1)             391,754       37,608,384
Infinity Broadcasting Corp.(1)                34,500        1,248,469
MediaOne Group, Inc.(1)                    1,461,694      112,276,370
Univision Communications, Inc.(1)            384,205       39,260,948
Westwood One, Inc.(1)                         61,200        4,651,200
---------------------------------------------------------------------
                                                      $   322,593,508
---------------------------------------------------------------------
Building Materials and Tools -- 0.4%
---------------------------------------------------------------------
American Standard Companies, Inc.(1)         172,899  $     7,931,742
CRH PLC                                      261,114        5,574,523
Interface, Inc.                              434,412        2,497,869
Masco Corp.                                  253,662        6,436,673
Sherwin-Williams Co. (The)                    80,069        1,681,449
Snap-On, Inc.                                 71,795        1,907,055
Valspar Corp.                                620,000       25,962,500
Vulcan Materials Co.                          26,500        1,058,344
---------------------------------------------------------------------
                                                      $    53,050,155
---------------------------------------------------------------------
Business Services - Miscellaneous -- 0.6%
---------------------------------------------------------------------
Century Business Services, Inc.(1)           400,000  $     3,375,000
Cintas Corp.                                 665,716       35,366,163
Concord EFS, Inc.(1)                         113,905        2,933,041
Fair, Issac and Co., Inc.                    238,828       12,657,884
Gartner Group, Inc.(1)                        31,000          472,750
Gartner Group, Inc., Class B(1)               64,841          895,616
Half (Robert) International, Inc.(1)           1,800           51,412

                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 1999

PORTFOLIO OF INVESTMENTS CONT'D

SECURITY                                  SHARES      VALUE
---------------------------------------------------------------------

Business Services - Miscellaneous (continued)
---------------------------------------------------------------------
Interim Services, Inc.(1)                     90,000  $     2,227,500
Manpower, Inc.                               110,000        4,138,750
National Data Corp.                           81,333        2,760,239
NFO Worldwide, Inc.(1)                        18,000          402,750
ServiceMaster Co.                            695,430        8,562,482
Staff Leasing, Inc.(1)                       156,250        1,484,375
Sylvan Learning Systems, Inc.(1)             815,396       10,600,148
United Rentals, Inc.(1)                      453,283        7,762,471
Viad Corp.                                    40,314        1,123,753
---------------------------------------------------------------------
                                                      $    94,814,334
---------------------------------------------------------------------
Chemicals -- 1.1%
---------------------------------------------------------------------
Ashland, Inc.                                 46,784  $     1,540,948
Ashland, Inc.(2)(3)                           59,890        1,971,894
Bayer AG ADR                                  40,000        1,884,332
Dow Chemical Co. (The)                        27,517        3,676,959
DuPont (E.I.) de Nemours & Co.             1,119,502       73,747,194
Eastman Chemical Co.                             148            7,058
Monsanto Co.                               2,331,780       83,069,662
Octel Corp.(1)                                 3,322           34,466
Rohm and Haas Co.                              9,083          369,565
Solutia, Inc.                                220,629        3,405,960
---------------------------------------------------------------------
                                                      $   169,708,038
---------------------------------------------------------------------
Communications Equipment -- 4.4%
---------------------------------------------------------------------
3Com Corp.(1)                                870,186  $    40,898,742
ADC Telecommunications, Inc.(1)              150,178       10,897,291
CIENA Corp.(1)                               351,013       20,183,247
Comverse Technology, Inc.(1)                 150,000       21,712,500
JDS Uniphase Corp.(1)                        133,040       21,461,015
L.M. Ericsson Telephone Co., ADR             454,000       29,822,125
Lucent Technologies, Inc.                    685,475       51,282,098
Motorola, Inc.                               559,130       82,331,892
Nokia Corp., Class A, ADR                  1,273,935      242,047,650
Nortel Networks Corp.                        523,526       52,876,126
Nortel Networks Corp.(2)(3)                   10,000        1,009,499
PairGain Technologies, Inc.(1)               241,198        3,421,997
Qualcomm, Inc.(1)                            182,112       32,074,476
Qualcomm, Inc.(1)(2)(3)                      162,000       28,515,606
Salient 3 Communications, Inc., Class
A(1)                                          78,125          546,875
SECURITY                                  SHARES      VALUE
---------------------------------------------------------------------

Communications Equipment (continued)
---------------------------------------------------------------------
Tellabs, Inc.(1)                             314,454  $    20,184,016
---------------------------------------------------------------------
                                                      $   659,265,155
---------------------------------------------------------------------
Communications Services -- 5.6%
---------------------------------------------------------------------
Alltel Corp.                                 885,395  $    73,211,099
Alltel Corp.(2)(3)                           164,000       13,559,801
Alltel Corp.(2)(3)                            96,978        8,006,840
American Tower Corp., Class A(1)             149,451        4,567,596
AT&T Corp.                                 1,346,252       68,322,289
Bell Atlantic Corp.                          269,848       16,612,518
BellSouth Corp.                              216,429       10,131,583
Broadwing, Inc.                              326,991       12,057,781
CapRock Communications Corp.(1)(2)(3)        207,590        6,725,620
Citizens Utilities Corp., Class B(1)          45,311          642,850
Global Crossing Ltd.(1)                      124,289        6,214,450
GTE Corp.                                  1,683,801      118,813,208
Intermedia Communications, Inc.(1)           153,275        5,948,986
ITC Deltacom, Inc.(1)                        628,773       17,369,854
ITC Deltacom, Inc.(1)(2)(3)                   50,416        1,391,535
ITC Deltacom, Inc.(1)(2)(3)                  438,852       12,116,215
MCI Worldcom, Inc.(1)                      2,930,489      155,499,046
McLeodUSA, Inc.(1)                           383,918       22,603,172
McLeodUSA, Inc.(1)(2)(3)                      60,000        3,530,439
Nextel Communications, Inc., Class A(1)      110,891       11,435,634
NTL, Inc.(1)(2)(3)                           156,250       19,428,229
NTL, Inc.(1)(2)(3)                           164,063       20,397,350
Premiere Technologies, Inc.(1)                28,000          196,000
RSL Communications Ltd., Class
A(1)(2)(3)                                   247,161        4,230,163
RSL Communications Ltd., Class
A(1)(2)(3)                                   500,000        8,549,121
SBC Communications, Inc.                   2,121,704      103,433,070
Sprint Corp.                               1,253,920       84,404,490
Sprint Corp. (PCS Group)(1)                    7,877          807,392
Talk.com, Inc.(1)                            247,376        4,390,924
Telecom Corp. of New Zealand Ltd. ADR          8,000          308,000
Teleglobe, Inc.                               88,500        2,007,844
Telephone & Data Systems, Inc.               131,756       16,601,256
US West, Inc.                                 33,935        2,443,320
Vodafone AirTouch PLC ADR                     58,345        2,888,077
Winstar Communications, Inc.(1)               11,424          859,656
---------------------------------------------------------------------
                                                      $   839,705,408
---------------------------------------------------------------------

                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 1999

PORTFOLIO OF INVESTMENTS CONT'D

SECURITY                                  SHARES      VALUE
---------------------------------------------------------------------
Computer Software -- 5.3%
---------------------------------------------------------------------
Adobe Systems, Inc.                          114,368  $     7,691,248
Aspect Development, Inc.(1)                  100,000        6,850,000
Baan Co., NV ADR(1)                          223,926        3,162,955
BMC Software, Inc.(1)                         35,000        2,797,812
Cadence Design Systems, Inc.(1)              956,000       22,944,000
Cognos, Inc.(1)                               38,500        1,775,812
Computer Associates International, Inc.      522,500       36,542,344
Compuware Corp.(1)                             2,800          104,300
CSG Systems International, Inc.(1)            41,116        1,639,500
HNC Software, Inc.(1)                        477,794       50,526,715
I2 Technologies, Inc.(1)                      35,795        6,980,025
Intuit, Inc.(1)                              857,751       51,411,451
J.D. Edwards & Co.(1)                        592,758       17,708,645
J.D. Edwards & Co.(1)(2)(3)                  299,086        8,924,472
Microsoft Corp.(1)                           921,005      107,527,334
Oracle Corp.(1)                            1,985,822      222,536,178
Parametric Technology Corp.(1)                94,600        2,560,112
PeopleSoft, Inc.(1)                          448,770        9,564,411
Sapient Corp.(1)                             991,752      139,775,047
Sapient Corp.(1)(2)(3)                        33,162        4,619,242
Siebel Systems, Inc.(1)                    1,146,640       96,317,760
Siebel Systems, Inc.(1)(2)(3)                 30,000        2,516,976
Sterling Commerce, Inc.(1)                     2,388           81,341
Structural Dynamics Research Corp.(1)         55,882          712,495
Wind River Systems, Inc.(1)                   51,933        1,902,046
---------------------------------------------------------------------
                                                      $   807,172,221
---------------------------------------------------------------------
Computers and Business Equipment -- 7.6%
---------------------------------------------------------------------
Cabletron Systems, Inc.(1)                    89,660  $     2,331,160
Cisco Systems, Inc.(1)                     2,357,101      252,504,445
Compaq Computer Corp.                         74,841        2,025,385
Dell Computer Corp.(1)                     3,308,624      168,739,824
Dell Computer Corp.(1)(2)(3)                 202,519       10,319,173
EMC Corp.(1)                                 187,265       20,458,701
Gateway, Inc.(1)                             800,000       57,650,000
Gateway, Inc.(1)(2)(3)                       250,000       18,009,320
Hewlett-Packard Co.                          558,461       63,629,650
IDX Systems Corp.(1)                          60,000        1,875,000
International Business Machines Corp.        839,117       90,624,636
Jabil Circuit, Inc.(1)(2)(3)                  22,979        1,676,488
Lexmark International Group, Inc.(1)       3,760,641      340,338,010
SECURITY                                  SHARES      VALUE
---------------------------------------------------------------------

Computers and Business Equipment (continued)
---------------------------------------------------------------------
Network Appliance, Inc.(1)                   244,000  $    20,267,250
Pitney Bowes, Inc.                            19,486          941,417
Seagate Technology, Inc.(1)                  168,215        7,832,511
Solectron Corp.(1)                            75,950        7,224,744
Sun Microsystems, Inc.(1)                    119,000        9,215,062
Xerox Corp.                                3,080,142       69,880,722
Zebra Technologies Corp.(1)                    6,000          351,000
---------------------------------------------------------------------
                                                      $ 1,145,894,498
---------------------------------------------------------------------
Conglomerates -- 1.9%
---------------------------------------------------------------------
General Electric Co.                       1,527,079  $   236,315,475
Tyco International Ltd.                    1,166,995       45,366,931
United Technologies Corp.                    191,354       12,438,010
---------------------------------------------------------------------
                                                      $   294,120,416
---------------------------------------------------------------------
Consumer Services -- 0.1%
---------------------------------------------------------------------
Block (H&R), Inc.                            366,177  $    16,020,244
Cendant Corp.(1)                             187,999        4,993,723
Service Corp. International                  145,389        1,008,636
Stewart Enterprises, Inc.                    153,992          731,462
---------------------------------------------------------------------
                                                      $    22,754,065
---------------------------------------------------------------------
Containers and Packaging -- 0.2%
---------------------------------------------------------------------
Sealed Air Corp.(1)                          440,750  $    22,836,359
Sonoco Products Co.                          122,135        2,778,571
---------------------------------------------------------------------
                                                      $    25,614,930
---------------------------------------------------------------------
Distribution Services -- 1.0%
---------------------------------------------------------------------
Airgas, Inc.(1)                              536,219  $     5,094,080
Arrow Electronics, Inc.(1)                     8,750          222,031
Cardinal Health, Inc.                        550,151       26,338,479
McKesson HBOC, Inc.                          105,734        2,385,623
MSC Industrial Direct Co.(1)                   5,000           66,250
School Specialty, Inc.(1)                     66,255        1,002,107
Sysco Corp.                                2,236,922       88,498,227
U.S. Foodservice, Inc.(1)                  1,143,854       19,159,554
US Office Products Co.(1)                    149,077          465,866
Wilmar Industries, Inc.(1)                    50,000          868,750
---------------------------------------------------------------------
                                                      $   144,100,967
---------------------------------------------------------------------

                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 1999

PORTFOLIO OF INVESTMENTS CONT'D

SECURITY                                  SHARES      VALUE
---------------------------------------------------------------------
Drugs -- 6.5%
---------------------------------------------------------------------
Abbott Laboratories                        2,920,381  $   106,046,335
Allergan, Inc.                                   840           41,790
American Home Products Corp.                 498,733       19,668,783
Amgen, Inc.(1)                             1,723,928      103,543,426
AstraZeneca PLC                              542,035       22,841,138
AstraZeneca PLC ADR                           80,720        3,370,060
Bristol-Myers Squibb Co.                   1,151,622       73,919,737
Covance, Inc.(1)                              81,250          878,516
Elan Corp., PLC ADR(1)                       539,036       15,901,562
Genzyme Corp., Class A(1)                    800,000       36,000,000
Gilead Sciences, Inc.(1)                      34,043        1,842,577
Incyte Pharmaceuticals, Inc.(1)            1,012,257       60,735,420
Incyte Pharmaceuticals, Inc.(1)(2)(3)        365,570       21,926,523
Lilly (Eli) & Co.                          1,009,301       67,118,516
Merck & Co., Inc.                          1,331,598       89,300,291
Novo Nordisk ADR                             116,911        7,555,373
Parexel International Corp.(1)                35,000          413,437
Pfizer, Inc.                               3,205,678      103,984,180
Pharmacia & Upjohn, Inc.                      22,617        1,017,765
Quintiles Transnational Corp.(1)             517,372        9,668,389
Quintiles Transnational Corp.(1)(2)(3)        23,400          437,134
Schering-Plough Corp.                        867,580       36,601,031
Schering-Plough Corp.(2)(3)                  126,720        5,342,881
Sepracor, Inc.(1)                            442,000       43,840,875
SmithKline Beecham PLC ADR                   520,254       33,523,867
Teva Pharmaceutical Industries Ltd. ADR      100,000        7,168,750
Teva Pharmaceutical Industries Ltd.
ADR(2)(3)                                     50,000        3,581,567
Vertex Pharmaceuticals, Inc.(1)               35,000        1,225,000
Warner-Lambert Co.                           906,711       74,293,633
Watson Pharmaceuticals, Inc.(1)              981,781       35,160,032
---------------------------------------------------------------------
                                                      $   986,948,588
---------------------------------------------------------------------
Electric Power -- 0.1%
---------------------------------------------------------------------
AES Corp.(1)                                  11,542  $       862,764
Ameren Corp.                                   5,000          163,750
Central and South West Corp.                   1,600           32,000
Dominion Resources, Inc.                      28,938        1,135,816
Duke Energy Corp.                              1,800           90,225
P G & E Corp.                                 47,705          977,952
Teco Energy, Inc.                             40,000          742,500
Texas Utilities Co.                          250,196        8,897,595
SECURITY                                  SHARES      VALUE
---------------------------------------------------------------------

Electric Power (continued)
---------------------------------------------------------------------
Wisconsin Energy Corp.                         9,576  $       184,338
---------------------------------------------------------------------
                                                      $    13,086,940
---------------------------------------------------------------------
Electrical Equipment -- 0.6%
---------------------------------------------------------------------
American Power Conversion Corp.(1)           400,000  $    10,550,000
Baldor Electric Co.                          149,060        2,701,713
Emerson Electric Co.                         337,467       19,362,169
Molex, Inc., Class A                          90,066        4,075,486
Rockwell International Corp.                 203,032        9,720,157
Sanmina Corp.(1)                             222,860       22,258,142
Sanmina Corp.(1)(2)(3)                       130,609       13,028,920
Thomas and Betts Corp.                       110,263        3,514,633
---------------------------------------------------------------------
                                                      $    85,211,220
---------------------------------------------------------------------
Electronics - Instruments -- 0.3%
---------------------------------------------------------------------
Dionex Corp.(1)                              402,140  $    16,563,141
National Instruments Corp.(1)(2)(3)          466,603       17,837,154
PerkinElmer, Inc.                            100,000        4,168,750
Waters Corp.(1)                               99,160        5,255,480
X-Rite, Inc.                                 428,000        2,675,000
---------------------------------------------------------------------
                                                      $    46,499,525
---------------------------------------------------------------------
Electronics - Semiconductors and Related -- 4.2%
---------------------------------------------------------------------
Altera Corp.(1)                               40,258  $     1,995,287
Analog Devices, Inc.(1)                    2,034,150      189,175,950
Applied Materials, Inc.(1)                     1,000          126,687
Applied Materials, Inc.(1)(2)(3)              28,106        3,556,406
Broadcom Corp., Class A(1)(2)(3)             117,000       31,839,194
Burr-Brown Corp.(1)                          900,000       32,512,500
Conexant Systems(1)                          317,574       21,078,974
Intel Corp.                                2,386,485      196,437,547
Intel Corp.(2)(3)                            430,000       35,366,649
KLA-Tencor Corp.(1)                           50,749        5,652,170
Lam Research Corp.(1)                        106,000       11,825,625
Linear Technologies Corp.                    132,000        9,446,250
Maxim Integrated Products Co.(1)             161,328        7,612,665
Maxim Integrated Products Co.(1)(2)(3)        80,000        3,772,169
National Semiconductor Corp.(1)               79,368        3,397,942
SpeedFam-IPEC, Inc.(1)                       221,000        2,859,187
Teradyne, Inc.(1)                             25,400        1,676,400
Texas Instruments, Inc.                      706,204       68,413,512

                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 1999

PORTFOLIO OF INVESTMENTS CONT'D

SECURITY                                  SHARES      VALUE
---------------------------------------------------------------------

Electronics - Semiconductors and Related (continued)
---------------------------------------------------------------------
Ultratech Stepper, Inc.(1)                   245,129  $     3,952,705
Xilinx, Inc.(1)                               48,856        2,221,424
---------------------------------------------------------------------
                                                      $   632,919,243
---------------------------------------------------------------------
Engineering and Construction -- 0.0%
---------------------------------------------------------------------
Dycom Industries(1)                           50,000  $     2,203,125
Jacobs Engineering Group, Inc.(1)            162,455        5,279,787
---------------------------------------------------------------------
                                                      $     7,482,912
---------------------------------------------------------------------
Entertainment -- 0.6%
---------------------------------------------------------------------
Callaway Golf Co.                             35,715  $       631,709
Disney (Walt) Co.                            419,395       12,267,304
Fox Entertainment Group, Inc.(1)             275,500        6,870,281
Mattel, Inc.                                  22,091          289,944
Time Warner Inc.                             873,162       63,249,672
Viacom, Inc., Class A(1)                      21,774        1,315,966
Viacom, Inc., Class B(1)                     162,724        9,834,632
---------------------------------------------------------------------
                                                      $    94,459,508
---------------------------------------------------------------------
Environmental Services -- 0.2%
---------------------------------------------------------------------
Allied Waste Industries, Inc.(1)           1,075,000  $     9,473,437
Waste Management, Inc.                     1,342,447       23,073,308
---------------------------------------------------------------------
                                                      $    32,546,745
---------------------------------------------------------------------
Financial Services - Miscellaneous -- 3.2%
---------------------------------------------------------------------
American Express Co.                         641,762  $   106,692,932
Associates First Capital Corp.             2,093,830       57,449,461
Capital One Financial Corp.                  364,830       17,580,246
Citigroup                                  2,409,208      133,861,620
Fannie Mae                                   944,640       58,980,960
Finova Group, Inc.                           175,587        6,233,338
FirstPlus Financial Group, Inc.(1)           120,000            9,000
Freddie Mac                                  364,900       17,173,106
GreenPoint Financial Corp.                   100,000        2,381,250
Household International, Inc.              1,147,679       42,751,043
ING Groep NV ADR                             102,622        6,259,942
MGIC Investment Corp.                         80,000        4,815,000
Providian Financial Corp.                    370,378       33,727,547
---------------------------------------------------------------------
                                                      $   487,915,445
---------------------------------------------------------------------
SECURITY                                  SHARES      VALUE
---------------------------------------------------------------------
Foods -- 1.8%
---------------------------------------------------------------------
Archer-Daniels-Midland Co.                   385,946  $     4,703,717
Bestfoods                                     19,370        1,018,136
Campbell Soup Co.                                336           12,999
Conagra, Inc.                                748,125       16,879,570
Dean Foods Co.                               150,944        6,000,024
Flowers Industries, Inc.                     708,601       11,293,328
General Mills, Inc.                          125,784        4,496,778
H J Heinz Co.                                 80,713        3,213,386
Hershey Foods Corp.                        1,615,406       76,731,785
Keebler Food Products Co.(1)                 121,798        3,425,569
Kellogg Co.                                   97,974        3,018,824
McCormick & Co., Inc.                        458,058       13,627,225
Nabisco Holdings Corp., Class A              100,000        3,162,500
Quaker Oats Co. (The)                        113,114        7,423,106
Ralston Purina Group                         277,878        7,745,849
Riviana Foods, Inc.                          250,000        4,437,500
Sara Lee Corp.                             1,571,388       34,668,748
Smithfield Foods, Inc.(1)(2)(3)              490,191       11,758,702
Tyson Food, Inc.                           1,127,235       18,317,569
Unilever ADR                                 400,000       21,775,000
Wrigley (Wm.) Jr. Co.                        171,469       14,221,210
---------------------------------------------------------------------
                                                      $   267,931,525
---------------------------------------------------------------------
Furniture and Appliances -- 0.3%
---------------------------------------------------------------------
HON Industries, Inc.                       1,270,418  $    27,869,795
Leggett & Platt, Inc.                        593,654       12,726,458
Miller (Herman), Inc.                        420,000        9,660,000
Steelcase, Inc., Class A                     123,000        1,476,000
---------------------------------------------------------------------
                                                      $    51,732,253
---------------------------------------------------------------------
Health Services -- 0.2%
---------------------------------------------------------------------
Aetna, Inc.                                   60,189  $     3,359,299
Beverly Enterprises, Inc.(1)                 357,143        1,562,501
Caremark Rx, Inc.(1)                          17,696           89,586
FPA Medical Management, Inc.(1)(3)           315,000            3,150
Health Management Associates, Inc.,
Class A(1)                                   161,170        2,155,649
HealthSouth Corp.(1)                         122,699          659,507
Integrated Health Services, Inc.(1)(3)        50,000              500
LabOne, Inc.                                  53,940          370,837
Magellan Health Services, Inc.(1)             50,000          315,625
Orthodontic Centers of America, Inc.(1)      100,000        1,193,750

                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 1999

PORTFOLIO OF INVESTMENTS CONT'D

SECURITY                                  SHARES      VALUE
---------------------------------------------------------------------

Health Services (continued)
---------------------------------------------------------------------
Pacificare Health Systems, Inc., Class
A(1)                                          19,500  $     1,033,500
PhyCor, Inc.(1)                              312,500          585,937
Quest Diagnostics, Inc.(1)                    15,625          477,539
Quorum Health Group, Inc.(1)                   6,893           64,191
Renal Care Group, Inc.(1)                    371,507        8,683,976
Response Oncology, Inc.(1)                    44,761           50,356
Sunrise Assisted Living, Inc.(1)             354,000        4,867,500
United HealthCare Corp.                       52,286        2,777,694
---------------------------------------------------------------------
                                                      $    28,251,097
---------------------------------------------------------------------
Household Products -- 2.7%
---------------------------------------------------------------------
Avon Products, Inc.                           34,700  $     1,145,100
Blyth Industries, Inc.(1)                    824,000       20,239,500
Blyth Industries, Inc.(1)(2)(3)               50,000        1,227,695
Blyth Industries, Inc.(1)(2)(3)               35,068          860,324
Clorox Co.                                 1,021,344       51,450,204
Colgate-Palmolive Co.                        348,851       22,675,315
Estee Lauder Co.(2)(3)                     1,563,248       78,806,898
Estee Lauder Co.(2)(3)                       529,064       26,661,539
Fortune Brands, Inc.                          69,838        2,309,019
Gillette Co.                               1,450,706       59,750,953
Helen of Troy Ltd.(1)                         20,000          145,000
Kimberly-Clark Corp.                         975,191       63,631,213
Newell Rubbermaid, Inc.                      367,678       10,662,662
Procter & Gamble Co.                         635,352       69,610,754
Water Pik Technologies, Inc.(1)                5,890           56,323
---------------------------------------------------------------------
                                                      $   409,232,499
---------------------------------------------------------------------
Industrial Equipment -- 0.5%
---------------------------------------------------------------------
Dover Corp.                                  385,445  $    17,489,567
DT Industries, Inc.                           37,728          297,108
Federal Signal Corp.                         283,471        4,553,253
Illinois Tool Works, Inc.                    353,210       23,863,751
Johnson Controls                              13,571          771,851
Nordson Corp.                                 50,000        2,412,500
Parker-Hannifin Corp.                        150,898        7,742,954
PPG Industries, Inc.                          21,680        1,356,355
Regal Beloit Corp.                           265,000        5,465,625
Tecumseh Products Co., Class A               156,420        7,381,069
Westinghouse Air Brake Co.                   250,000        4,437,500
---------------------------------------------------------------------
                                                      $    75,771,533
---------------------------------------------------------------------
SECURITY                                  SHARES      VALUE
---------------------------------------------------------------------
Information Services -- 3.9%
---------------------------------------------------------------------
Acxiom Corp.(1)                              829,019  $    19,896,456
America Online, Inc.(1)                      196,852       14,850,023
At Home Corp., Series A(1)                   248,582       10,657,953
Automatic Data Processing, Inc.            4,497,232      242,288,374
Aztec Technology Partners(1)                 119,261          544,128
Bell and Howell Co.(1)                       115,000        3,658,438
BISYS Group, Inc. (The)(1)                    53,873        3,515,213
CareInsite, Inc.(1)                           50,000        4,025,000
Ceridian Corp.(1)                            181,000        3,902,813
Check Point Software Technology(1)            26,000        5,167,500
Circle.com(1)                                120,625        1,485,195
Computer Sciences Corp.(1)                 1,400,202      132,494,114
DST Systems, Inc.(1)                          93,000        7,097,063
DST Systems, Inc.(1)(2)(3)                    91,517        6,981,447
Dun and Bradstreet Corp. (The)                15,503          457,339
Electronic Data Systems Corp.                157,612       10,550,153
Equifax, Inc.                                 80,000        1,885,000
First Data Corp.                             780,662       38,496,395
Keane, Inc.(1)                               200,000        6,350,000
Lason, Inc.(1)                               355,000        3,905,000
Momentum Business Applications(1)              7,083           55,779
NOVA Corp.(1)                                104,965        3,312,958
Paychex, Inc.                                131,964        5,278,560
Perot Systems Corp., Class A(1)              275,000        5,225,000
Reuters Holdings PLC ADR                     275,331       22,250,186
Reynolds & Reynolds, Inc., Class A           451,043       10,148,468
RSA Security, Inc.(1)                         40,000        3,100,000
SunGard Data Systems, Inc.(1)              1,058,119       25,130,326
---------------------------------------------------------------------
                                                      $   592,708,881
---------------------------------------------------------------------
Insurance -- 6.0%
---------------------------------------------------------------------
20th Century Industries                       70,700  $     1,365,394
Aegon, NV ADR                              1,315,749      125,654,030
Aflac Corp.                                  117,990        5,567,653
Allmerica Financial Corp.                      1,500           83,438
Allstate Corp. (The)                          40,426          970,224
American General Corp.                        96,733        7,339,616
American International Group, Inc.         3,258,756      352,352,993
AON Corp.                                    644,100       25,764,000
Berkshire Hathaway, Inc.(1)                      127        7,124,700
Berkshire Hathaway, Inc., Class B(1)          39,077       71,510,910
Chubb Corp.                                  101,050        5,690,378

                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 1999

PORTFOLIO OF INVESTMENTS CONT'D

SECURITY                                  SHARES      VALUE
---------------------------------------------------------------------

Insurance (continued)
---------------------------------------------------------------------
Commerce Group, Inc.                         120,000  $     3,135,000
Conseco, Inc.                                100,000        1,787,500
Delphi Financial Group, Inc.(1)                6,448          193,450
Enhance Finance Service Group,
Inc.(2)(3)                                    70,000        1,137,045
Gallagher (A.J.) and Co.                     115,000        7,446,250
Hartford Financial Services Group                304           14,402
HSB Group, Inc.                               75,000        2,535,938
Jefferson-Pilot Corp.                         80,726        5,509,550
Kansas City Life Insurance Co.                70,800        2,389,500
Marsh & McLennan Cos., Inc.                2,439,897      233,467,644
Mercury General Corp.                          2,000           44,500
Mutual Risk Management Ltd.                  406,500        6,834,281
Progressive Corp.                            181,111       13,243,742
Protective Life Corp.                         43,381        1,380,058
Reliastar Financial Corp.                     87,000        3,409,313
Safeco Corp.                                  28,255          702,843
St. Paul Cos., Inc. (The)                    305,212       10,281,829
Torchmark Corp.                              222,850        6,476,578
UICI(1)                                      280,854        2,966,520
UnumProvident Corp.                            2,200           70,538
---------------------------------------------------------------------
                                                      $   906,449,817
---------------------------------------------------------------------
Investment Services -- 2.5%
---------------------------------------------------------------------
E*Trade Group, Inc.(1)                       688,290  $    17,981,576
E*Trade Group, Inc.(1)(2)(3)                  82,958        2,164,713
Federated Investors, Inc.                    318,085        6,381,580
Federated Investors, Inc., Class B(2)(3)     267,880        5,369,506
Franklin Resources, Inc.                     755,539       24,224,469
John Nuveen Co., Class A (The)                50,000        1,803,125
Merrill Lynch & Co., Inc.                  1,167,161       97,457,944
Morgan Stanley Dean Witter & Co.             764,905      109,190,189
Morgan Stanley Dean Witter & Co.(2)(3)        75,000       10,702,503
Morgan Stanley Dean Witter & Co.(2)(3)        28,750        4,102,421
Morgan Stanley Dean Witter & Co.(2)(3)       519,327       74,090,684
Morgan Stanley Dean Witter & Co.(2)(3)        21,000        2,994,153
Price (T. Rowe) Associates, Inc.              86,716        3,203,072
Schwab (Charles) and Co., Inc.               387,500       14,870,313
Waddell & Reed Financial, Inc., Class A       12,680          343,945
Waddell & Reed Financial, Inc., Class B       54,575        1,371,197
---------------------------------------------------------------------
                                                      $   376,251,390
---------------------------------------------------------------------
SECURITY                                  SHARES      VALUE
---------------------------------------------------------------------
Lodging and Gaming -- 0.2%
---------------------------------------------------------------------
Interstate Hotels Corp.(1)                     4,407  $        14,323
Marriott International, Inc., Class A         29,245          923,045
Marriott International, Inc., Class
A(2)(3)                                       26,685          842,034
Marriott International, Inc., Class
A(2)(3)                                       31,276          986,754
Royal Caribbean Cruises Ltd.                 500,000       24,656,250
Sunterra Corp.(1)                             50,000          575,000
Wyndham International, Class A(1)            132,212          388,373
---------------------------------------------------------------------
                                                      $    28,385,779
---------------------------------------------------------------------
Medical Products -- 3.3%
---------------------------------------------------------------------
Bausch & Lomb, Inc.                          145,054  $     9,927,133
Baxter International, Inc.                 1,328,572       83,450,929
Becton, Dickinson and Co.                     36,245          969,554
Boston Scientific Corp.(1)                 1,080,300       23,631,563
Boston Scientific Corp.(1)(2)(3)             137,500        3,006,058
Boston Scientific Corp.(1)(2)(3)              59,844        1,307,517
Dentsply International, Inc.                  42,000          992,250
ESC Medical Systems Ltd.(1)                  180,000        1,721,250
Genzyme Surgical Products(1)                 143,208          832,397
Guidant Corp.(1)                             202,000        9,494,000
Guidant Corp.(1)(2)(3)                        23,816        1,118,904
Heartport, Inc.(1)                            41,026          194,874
Hillenbrand Industries, Inc.                 647,898       20,530,268
Johnson & Johnson Co.                      2,032,744      189,299,285
Medtronic, Inc.                            3,185,670      116,077,851
MiniMed, Inc.(1)(2)(3)                       202,600       14,822,641
Schein (Henry), Corp.(1)                   1,125,194       14,979,145
St. Jude Medical, Inc.(1)                     42,144        1,293,294
Steris Corp.(1)                               78,394          808,438
VISX, Inc.(1)                                 50,000        2,587,500
---------------------------------------------------------------------
                                                      $   497,044,851
---------------------------------------------------------------------
Metals - Industrial -- 0.1%
---------------------------------------------------------------------
Allegheny Technologies, Inc.                  58,908  $     1,321,748
Nucor Corp.                                  221,462       12,138,886
Phelps Dodge Corp.                             7,332          492,161
Steel Dynamics, Inc.(1)                      291,800        4,650,563
Steel Dynamics, Inc.(1)(2)(3)                 20,000          318,463
Worthington Industries                       147,466        2,442,406
---------------------------------------------------------------------
                                                      $    21,364,227
---------------------------------------------------------------------

                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 1999

PORTFOLIO OF INVESTMENTS CONT'D

SECURITY                                  SHARES      VALUE
---------------------------------------------------------------------
Minerals and Fertilizer -- 0.0%
---------------------------------------------------------------------
Mississippi Chemical Corp.                   217,070  $     1,343,121
---------------------------------------------------------------------
                                                      $     1,343,121
---------------------------------------------------------------------
Natural Gas Distribution -- 0.2%
---------------------------------------------------------------------
Dynegy, Inc.                                 290,000  $     7,050,625
Kinder Morgan, Inc.                        1,230,000       24,830,625
National Fuel Gas Co.                          2,000           93,000
---------------------------------------------------------------------
                                                      $    31,974,250
---------------------------------------------------------------------
Oil and Gas - Equipment and Services -- 1.7%
---------------------------------------------------------------------
Baker Hughes, Inc.                           746,804  $    15,729,559
Core Laboratories NV(1)                    1,049,214       21,049,856
Halliburton Co.                            2,662,050      107,147,513
Nabors Industries, Inc.(1)(2)(3)             400,000       12,360,150
National-Oilwell, Inc.(1)                    398,417        6,250,167
National-Oilwell, Inc.(1)(2)(3)              115,645        1,812,911
National-Oilwell, Inc.(1)(2)(3)              127,137        1,992,721
Newpark Resources, Inc.(1)                   110,000          673,750
Noble Drilling, Inc.(1)                      170,000        5,567,500
Patterson Energy, Inc.(1)                    200,000        2,600,000
Schlumberger Ltd.                          1,226,532       68,992,425
Syntroleum Corp.(1)                            2,735           22,222
Transocean Sedco Forex, Inc.                 237,457        7,999,319
Valero Energy Corp.                           51,510        1,023,761
Weatherford International                     49,861        1,991,324
Weatherford International(2)(3)               65,679        2,619,827
---------------------------------------------------------------------
                                                      $   257,833,005
---------------------------------------------------------------------
Oil and Gas - Exploration and Production -- 0.8%
---------------------------------------------------------------------
Anadarko Petroleum Corp.                   2,554,000  $    87,155,250
Apache Corp.                                 200,003        7,387,611
Burlington Resources, Inc.                   428,629       14,171,546
El Paso Energy Corp.                         173,830        6,746,777
Kerr - McGee Corp.                           136,199        8,444,338
Newfield Exploration Co.(1)(2)(3)             60,000        1,602,492
Union Pacific Resources Group, Inc.           79,795        1,017,386
USX-Marathon Group                            50,000        1,234,375
---------------------------------------------------------------------
                                                      $   127,759,775
---------------------------------------------------------------------
Oil and Gas - Integrated -- 1.1%
---------------------------------------------------------------------
Atlantic Richfield Co.                        55,366  $     4,789,159
SECURITY                                  SHARES      VALUE
---------------------------------------------------------------------

Oil and Gas - Integrated (continued)
---------------------------------------------------------------------
BP Amoco PLC ADR                             954,222  $    56,597,292
Chevron Corp.                                 94,909        8,221,492
Exxon Mobil Corp.                            965,231       77,761,461
Murphy Oil Corp.                              29,700        1,704,038
Pennzoil-Quaker State Co.                     74,457          758,531
Phillips Petroleum Co.                        18,407          865,129
Royal Dutch Petroleum Co.                     48,037        2,903,236
Texaco, Inc.                                   2,500          135,781
Tosco Corp.                                  614,619       16,709,954
---------------------------------------------------------------------
                                                      $   170,446,073
---------------------------------------------------------------------
Paper and Forest Products -- 0.5%
---------------------------------------------------------------------
Caraustar Industries, Inc.                   264,862  $     6,356,688
Champion International Corp.                  21,089        1,306,200
Fort James Corp.                              56,401        1,543,977
Georgia-Pacific Corp. - G-P Group            647,827       32,877,220
Georgia-Pacific Corp. - Timber Group         305,098        7,513,038
International Paper Co.                      144,526        8,156,686
Louisiana Pacific Corp.                       70,750        1,008,188
Mead Corporation (The)                        38,768        1,683,985
Temple Inland, Inc.                           12,632          832,923
Weyerhaeuser Co.                             119,608        8,589,350
Willamette Industries, Inc.                  151,412        7,031,195
---------------------------------------------------------------------
                                                      $    76,899,450
---------------------------------------------------------------------
Photography -- 0.1%
---------------------------------------------------------------------
Eastman Kodak Co.                            122,529  $     8,117,546
---------------------------------------------------------------------
                                                      $     8,117,546
---------------------------------------------------------------------
Printing and Business Products -- 0.8%
---------------------------------------------------------------------
American Business Products, Inc.             261,355  $     3,054,587
Avery Dennison Corp.                       1,361,504       99,219,604
Avery Dennison Corp.(2)(3)                    40,000        2,913,980
Banta Corp.                                   42,341          955,319
Bowne & Co., Inc.                            172,640        2,330,640
Consolidated Graphics, Inc.(1)                70,215        1,048,837
Day Runner, Inc.(1)                            8,000           31,250
Deluxe Corp.                                  80,675        2,213,520
Donnelley (R.R.) & Sons Co.                   32,896          816,232
Harland (John H.) Co.                         51,540          943,826
Ikon Office Solutions, Inc.                  166,094        1,131,515

                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 1999

PORTFOLIO OF INVESTMENTS CONT'D

SECURITY                                  SHARES      VALUE
---------------------------------------------------------------------

Printing and Business Products (continued)
---------------------------------------------------------------------
Workflow Management, Inc.(1)                  79,507  $     2,275,888
---------------------------------------------------------------------
                                                      $   116,935,198
---------------------------------------------------------------------
Publishing -- 1.3%
---------------------------------------------------------------------
Belo (A.H.) Corp.                            542,924  $    10,349,489
Dow Jones & Co., Inc.                        376,300       25,588,400
Gannett Co., Inc.                            297,800       24,289,313
Houghton Mifflin Co.                          97,400        4,109,063
McGraw-Hill Companies, Inc. (The)          1,311,216       80,803,686
McGraw-Hill Companies, Inc. (The)(2)(3)      178,948       11,023,811
Meredith Corp.                               190,000        7,920,625
New York Times Co., Class A (The)            278,000       13,656,750
The MacClatchy Co., Class A                   48,066        2,078,855
Times Mirror Co., Class A                    151,670       10,161,890
Tribune Co.                                   26,200        1,442,638
Washington Post Co., Class B (The)             3,600        2,001,150
---------------------------------------------------------------------
                                                      $   193,425,670
---------------------------------------------------------------------
Real Estate -- 0.2%
---------------------------------------------------------------------
Avalonbay Communities, Inc.                   55,000  $     1,887,188
Catellus Development Corp.(1)                415,722        5,326,438
Equity Office Properties Trust                 2,812           69,246
Jones Lang Lasalle, Inc.(1)                  213,193        2,531,667
Prison Realty Corp.                           85,146          431,052
Redwood Trust, Inc.                           71,710          896,375
Rouse Co. (The)                              127,700        2,713,625
Trammell Crow Co.(1)                         876,098       10,184,639
Ventas, Inc.(1)                               25,600          107,200
---------------------------------------------------------------------
                                                      $    24,147,430
---------------------------------------------------------------------
Restaurants -- 1.1%
---------------------------------------------------------------------
Bob Evans Farms, Inc.                         48,193  $       743,979
Boston Chicken, Inc.(1)(3)                    38,500              385
Brinker International, Inc.(1)               435,034       10,440,816
CBRL Group, Inc.                              62,047          602,048
CKE Restaurants, Inc.                        126,522          743,317
Jack in the Box, Inc.(1)                     500,000       10,343,750
Lone Star Steakhouse and Saloon, Inc.(1)     345,981        3,086,808
McDonald's Corp.                           2,152,592       86,776,365
Outback Steakhouse, Inc.(1)                  685,923       17,791,128
Papa John's International, Inc.(1)            77,551        2,021,173
SECURITY                                  SHARES      VALUE
---------------------------------------------------------------------

Restaurants (continued)
---------------------------------------------------------------------
Papa John's International, Inc.(1)(2)(3)      47,649  $     1,241,417
Papa John's International, Inc.(1)(2)(3)      23,000          599,088
Papa John's International, Inc.(1)(2)(3)      49,046        1,276,727
Sonic Corp.(1)                                47,338        1,349,133
Starbucks Corp.(1)                           684,000       16,587,000
Tricon Global Restaurants, Inc.(1)           219,121        8,463,549
---------------------------------------------------------------------
                                                      $   162,066,683
---------------------------------------------------------------------
Retail - Food and Drug -- 2.0%
---------------------------------------------------------------------
Albertson's, Inc.                          2,192,341  $    70,702,997
CVS Corp.                                  1,831,571       73,148,367
Hannaford Brothers Co.                        96,349        6,678,190
Kroger Co. (The)(1)                           52,440          989,805
Rite Aid Corp.                                 6,000           67,125
Safeway, Inc.(1)                           3,355,233      119,320,474
Walgreen Co.                                 127,500        3,729,375
Whole Foods Market, Inc.(1)                   90,000        4,173,750
Winn-Dixie Stores, Inc.                      729,899       17,471,957
---------------------------------------------------------------------
                                                      $   296,282,040
---------------------------------------------------------------------
Retail - General -- 1.5%
---------------------------------------------------------------------
99 Cents Only Stores(1)                      428,337  $    16,383,890
Casey's General Stores, Inc.                  75,000          782,813
Department 56, Inc.(1)                       219,404        4,964,016
Department 56, Inc.(1)(2)(3)                  35,758          808,701
Dollar General Corp.                         199,987        4,549,704
Dollar Tree Stores, Inc.(1)                  770,178       37,305,497
Dollar Tree Stores, Inc.(1)(2)(3)            154,032        7,457,941
Dollar Tree Stores, Inc.(1)(2)(3)             87,961        4,256,776
Family Dollar Stores                         757,718       12,360,275
Family Dollar Stores(2)(3)                   345,987        5,641,655
Family Dollar Stores(2)(3)                 1,259,373       20,528,114
May Department Stores Co. (The)              562,886       18,153,074
Nordstrom, Inc.                               27,610          723,037
Penney (J.C.) Company, Inc.                1,068,960       21,312,390
Sears Roebuck & Co.                           15,750          479,391
Wal-Mart Stores, Inc.                      1,003,281       69,351,799
---------------------------------------------------------------------
                                                      $   225,059,073
---------------------------------------------------------------------
Retail - Specialty and Apparel -- 2.7%
---------------------------------------------------------------------
Abercrombie and Fitch Co., Class A(1)          5,604  $       149,557

                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 1999

PORTFOLIO OF INVESTMENTS CONT'D

SECURITY                                  SHARES      VALUE
---------------------------------------------------------------------

Retail - Specialty and Apparel (continued)
---------------------------------------------------------------------
Autonation, Inc.(1)                        5,695,785  $    52,686,011
Burlington Coat Factory Warehouse Corp.      628,228        8,716,664
Circuit City Stores-Circuit City Group        16,000          721,000
Circuit City Stores-Circut City
Group(2)(3)                                  200,000        9,001,685
Gap, Inc. (The)                               41,776        1,921,696
Harcourt General, Inc.                       216,416        8,710,744
Home Depot, Inc. (The)                     3,714,168      254,652,644
Intimate Brands, Inc.(1)(2)(3)                26,500        1,141,441
Limited, Inc. (The)                          302,250       13,091,203
Lowe's Companies                              60,000        3,585,000
Neiman Marcus Group, Inc., Class B
(The)(1)                                      65,206        1,756,487
Office Depot, Inc.(1)                        303,219        3,316,458
OfficeMax, Inc.(1)                           912,117        5,016,644
Payless Shoesource, Inc.(1)                    7,700          361,900
Pep Boys - Manny, Moe & Jack (The)            97,976          894,031
Pier 1 Imports, Inc.                         350,000        2,231,250
Tandy Corp.                                  443,401       21,809,787
Tiffany and Co.                               44,000        3,927,000
TJX Companies, Inc. (The)                    500,000       10,218,750
Too, Inc.(1)                                  39,087          674,251
Toys 'R' Us, Inc.(1)                          56,355          806,581
---------------------------------------------------------------------
                                                      $   405,390,784
---------------------------------------------------------------------
Specialty Chemicals and Materials -- 1.1%
---------------------------------------------------------------------
Arch Chemicals, Inc.                           4,950  $       103,641
Corning, Inc.                                336,282       43,359,360
Dexter Corp. (The)                            36,139        1,436,525
Ecolab, Inc.                               2,043,736       79,961,171
International Flavors & Fragrances, Inc.     148,101        5,590,813
International Specialty Products,
Inc.(1)                                       59,000          542,063
MacDermid, Inc.                               61,937        2,543,288
Millipore Corp.                              101,440        3,918,120
Minnesota Mining & Manufacturing Co.         114,851       11,241,042
Olin Corp.                                     9,900          196,144
Pall Corp.                                   216,000        4,657,500
RPM, Inc.                                    470,138        4,789,531
Sigma Aldrich Corp.                          195,000        5,862,188
---------------------------------------------------------------------
                                                      $   164,201,386
---------------------------------------------------------------------
SECURITY                                  SHARES      VALUE
---------------------------------------------------------------------
Tobacco -- 0.1%
---------------------------------------------------------------------
Philip Morris Co., Inc.                      481,024  $    11,153,744
---------------------------------------------------------------------
                                                      $    11,153,744
---------------------------------------------------------------------
Transportation -- 0.4%
---------------------------------------------------------------------
Arnold Industries, Inc.                      148,543  $     2,088,886
Burlington Northern Santa Fe Corp.           212,295        5,148,154
C.H. Robinson Worldwide, Inc.                 87,672        3,484,962
C.H. Robinson Worldwide, Inc.(2)(3)          121,000        4,803,978
CSX Corp.                                     36,496        1,145,062
FDX Corp.(1)                                 695,106       28,455,902
Florida East Coast Industries, Inc.          122,888        5,130,574
Heartland Express, Inc.(1)                   250,000        3,937,500
Kansas City Southern Industries, Inc.         16,800        1,253,700
Norfolk Southern Corp.                           390            7,995
Union Pacific Corp.                           92,081        4,017,034
United Parcel Service, Inc., Class B          25,700        1,773,300
---------------------------------------------------------------------
                                                      $    61,247,047
---------------------------------------------------------------------
Trucks and Parts -- 0.0%
---------------------------------------------------------------------
Paccar, Inc.                                  12,894  $       571,365
---------------------------------------------------------------------
                                                      $       571,365
---------------------------------------------------------------------
Total Common Stocks
   (identified cost $9,942,958,016)                   $14,420,304,715
---------------------------------------------------------------------

CONVERTIBLE PREFERRED STOCKS -- 0.2%

SECURITY                                  SHARES      VALUE
---------------------------------------------------------------------
Entertainment -- 0.2%
---------------------------------------------------------------------
Time Warner Inc., Series J(3)                121,597  $    36,851,256
---------------------------------------------------------------------
                                                      $    36,851,256
---------------------------------------------------------------------
Financial - Miscellaneous -- 0.0%
---------------------------------------------------------------------
American General Corp., Series D               5,673  $       354,562
---------------------------------------------------------------------
                                                      $       354,562
---------------------------------------------------------------------
Total Convertible Preferred Stocks
   (identified cost $13,737,810)                      $    37,205,818
---------------------------------------------------------------------

                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 1999

PORTFOLIO OF INVESTMENTS CONT'D

RIGHTS -- 0.0%

SECURITY                                  SHARES      VALUE
---------------------------------------------------------------------
Communications Services -- 0.0%
---------------------------------------------------------------------
Talk.com, Inc.(1)                             12,369  $         9,277
---------------------------------------------------------------------
                                                      $         9,277
---------------------------------------------------------------------
Total Rights
   (identified cost $0)                               $         9,277
---------------------------------------------------------------------

COMMERCIAL PAPER -- 3.7%

                                          PRINCIPAL
                                          AMOUNT
                                          (000'S
SECURITY                                  OMITTED)    VALUE
---------------------------------------------------------------------
American General Corp., 4.50%, 1/3/00     $   28,300  $    28,292,925
Ciesco LP, 6.00%, 1/20/00                    100,000       99,683,333
CIT Group, Inc., 5.99%, 1/27/00              100,000       99,567,389
Corporate Receivables Corp. (144A),
6.05%, 1/19/00                                35,471       35,363,700
General Electric Capital Corp.,
6.01%, 1/28/00                                80,402       80,039,588
Panasonic Finance, 5.45%, 1/5/00              40,000       39,975,778
Prudential Funding Corp.,
5.99%, 2/7/00                                150,000      149,076,542
SBC Communications, Inc.,
4.45%, 1/3/00                                 20,000       19,995,056
---------------------------------------------------------------------
Total Commercial Paper
   (at amortized cost, $551,994,311)                  $   551,994,311
---------------------------------------------------------------------
Total Investments -- 99.3%
   (identified cost $10,508,690,137)                  $15,009,514,121
---------------------------------------------------------------------
Other Assets, Less Liabilities -- 0.7%                $   105,134,838
---------------------------------------------------------------------
Net Assets -- 100.0%                                  $15,114,648,959
---------------------------------------------------------------------

 ADR - American Depositary Receipt

 (1)  Non-income producing security.
 (2) Security restricted from resale for a period not exceeding one year. At December 31, 1999, the value of these securities totaled $757,283,521 or 5.0% of net assets.
 (3) Security valued at fair value using methods determined in good faith by or at the direction of the Trustees.

                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 1999

FINANCIAL STATEMENTS

STATEMENT OF ASSETS AND LIABILITIES

AS OF DECEMBER 31, 1999
Assets
---------------------------------------------------------
Investments, at value
   (identified cost, $10,508,690,137)     $15,009,514,121
Cash                                           90,699,036
Receivable for investments sold                 2,374,878
Interest and dividends receivable              11,946,129
Other assets                                      353,771
Tax reclaim receivable                             28,687
Deferred organization expenses                      1,989
---------------------------------------------------------
TOTAL ASSETS                              $15,114,918,611
---------------------------------------------------------

Liabilities
---------------------------------------------------------
Payable to affiliate for Trustees' fees   $         8,443
Accrued expenses                                  261,209
---------------------------------------------------------
TOTAL LIABILITIES                         $       269,652
---------------------------------------------------------
NET ASSETS APPLICABLE TO INVESTORS'
   INTEREST IN PORTFOLIO                  $15,114,648,959
---------------------------------------------------------

Sources of Net Assets
---------------------------------------------------------
Net proceeds from capital contributions
   and withdrawals                        $10,613,825,235
Net unrealized appreciation (computed on
   the basis of identified cost)            4,500,823,724
---------------------------------------------------------
TOTAL                                     $15,114,648,959
---------------------------------------------------------

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED
DECEMBER 31, 1999
Investment Income
--------------------------------------------------------
Dividends (net of foreign taxes,
   $824,260)                              $  104,816,227
Interest                                      30,978,859
--------------------------------------------------------
TOTAL INVESTMENT INCOME                   $  135,795,086
--------------------------------------------------------

Expenses
--------------------------------------------------------
Investment adviser fee                    $   51,368,943
Trustees fees and expenses                        40,972
Custodian fee                                  1,332,208
Legal and accounting services                    118,905
Amortization of organization expenses              2,176
Miscellaneous                                    105,614
--------------------------------------------------------
TOTAL EXPENSES                            $   52,968,818
--------------------------------------------------------

NET INVESTMENT INCOME                     $   82,826,268
--------------------------------------------------------

Realized and Unrealized Gain (Loss)
--------------------------------------------------------
Net realized gain (loss) --
   Investment transactions (identified
      cost basis)                         $   19,286,893
   Foreign currency transactions                  (5,306)
--------------------------------------------------------
NET REALIZED GAIN                         $   19,281,587
--------------------------------------------------------
Change in unrealized appreciation
   (depreciation) --
   Investments (identified cost basis)    $1,954,982,573
   Foreign currency                                 (260)
--------------------------------------------------------
NET CHANGE IN UNREALIZED APPRECIATION
   (DEPRECIATION)                         $1,954,982,313
--------------------------------------------------------

NET REALIZED AND UNREALIZED GAIN          $1,974,263,900
--------------------------------------------------------

NET INCREASE IN NET ASSETS FROM
   OPERATIONS                             $2,057,090,168
--------------------------------------------------------

                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 1999

FINANCIAL STATEMENTS CONT'D

STATEMENTS OF CHANGES IN NET ASSETS

INCREASE (DECREASE)             YEAR ENDED         PERIOD ENDED              YEAR ENDED
IN NET ASSETS                   DECEMBER 31, 1999  DECEMBER 31, 1998(1)      OCTOBER 31, 1998
---------------------------------------------------------------------------------------------
From operations --
   Net investment income         $    82,826,268        $    9,404,648        $   40,322,702
   Net realized gain (loss)           19,281,587            21,475,026           (88,268,073)
   Net change in unrealized
      appreciation
      (depreciation)               1,954,982,313           950,828,792           540,179,532
---------------------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS
   FROM OPERATIONS               $ 2,057,090,168        $  981,708,466        $  492,234,161
---------------------------------------------------------------------------------------------
Capital transactions --
   Contributions                 $ 5,393,615,110        $  858,758,546        $4,084,235,841
   Withdrawals                    (1,040,915,654)         (121,286,161)         (462,237,336)
---------------------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS
   FROM CAPITAL TRANSACTIONS     $ 4,352,699,456        $  737,472,385        $3,621,998,505
---------------------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS       $ 6,409,789,624        $1,719,180,851        $4,114,232,666
---------------------------------------------------------------------------------------------

Net Assets
---------------------------------------------------------------------------------------------
At beginning of year             $ 8,704,859,335        $6,985,678,484        $2,871,445,818
---------------------------------------------------------------------------------------------
AT END OF YEAR                   $15,114,648,959        $8,704,859,335        $6,985,678,484
---------------------------------------------------------------------------------------------

 (1)  For the two-month period ended December 31, 1998.

                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 1999

FINANCIAL STATEMENTS CONT'D

SUPPLEMENTARY DATA

                                                                                              YEAR ENDED OCTOBER 31,
                                  YEAR ENDED           PERIOD ENDED              ------------------------------------------------
                                  DECEMBER 31, 1999    DECEMBER 31, 1998(1)          1998              1997            1996(2)
---------------------------------------------------------------------------------------------------------------------------------
Ratios to average daily net assets
---------------------------------------------------------------------------------------------------------------------------------
Expenses                                    0.46%                 0.48%(3)              0.50%             0.56%             0.66%(3)
Net investment income                       0.72%                 0.72%(3)              0.78%             0.81%             0.91%(3)
Portfolio Turnover                            11%                    3%                   12%               14%                6%
---------------------------------------------------------------------------------------------------------------------------------
NET ASSETS, END OF YEAR
   (000'S OMITTED)                   $15,114,649            $8,704,859            $6,985,678        $2,871,446        $  936,800
---------------------------------------------------------------------------------------------------------------------------------

 (1)  For the two-month period ended December 31, 1998.
 (2) For the period form the start of business, December 1, 1995, to October 31, 1996.
 (3)  Annualized.

                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 1999

NOTES TO FINANCIAL STATEMENTS

1 Significant Accounting Policies
-------------------------------------------
   Tax-Managed Growth Portfolio (the Portfolio) is registered under the Investment Company Act of 1940, as amended, as a diversified, open-end management investment company. The Portfolio, which was organized as a trust under the laws of the State of New York on December 1, 1995, seeks to provide long-term after-tax returns by investing in a diversified portfolio of equity securities. The Declaration of Trust permits the Trustees to issue interests in the Portfolio. The following is a summary of significant accounting policies consistently followed by the Portfolio in the preparation of its financial statements. The policies are in conformity with generally accepted accounting principles.

 A Investment Valuations -- Marketable securities, including options, that are listed on foreign or U.S. securities exchanges or in the NASDAQ National Market System are valued at closing sale prices, on the exchange where such securities are principally traded. Futures positions on securities or currencies are generally valued at closing settlement prices. Unlisted or listed securities for which closing sale prices are not available are generally valued at the mean between the latest bid and asked prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost, which approximates value. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, will normally be valued on the basis of valuations furnished by a pricing service. Over-the counter options are normally valued at the mean between the latest bid and asked price. Investments for which valuations or market quotations are unavailable are valued at fair value using methods determined in good faith by or at the direction of the Trustees.

 B Income Taxes -- The Portfolio is treated as a partnership for federal tax purposes. No provision is made by the Portfolio for federal or state taxes on any taxable income of the Portfolio because each investor in the Portfolio is ultimately responsible for the payment of any taxes on its share of such taxable income. Since some of the Portfolio's investors are regulated investment companies that invest all or substantially all of their assets in the Portfolio, the Portfolio normally must satisfy the applicable source of income and diversification requirements (under the Internal Revenue Code) in order for its investors to satisfy them. The Portfolio will allocate, at least annually among its investors, each investor's distributive share of the Portfolio's net investment income, net realized capital gains, and any other items of income, gain, loss, deduction or credit.

 C Deferred Organization Expenses -- Costs incurred by the Portfolio in connection with its organization are being amortized on the straight-line basis over five years.

 D Futures Contracts -- Upon the entering of a financial futures contract, the Portfolio is required to deposit either in cash or securities an amount (initial margin) equal to a certain percentage of the purchase price indicated in the financial futures contract. Subsequent payments are made or received by the Portfolio (margin maintenance) each day, dependent on daily fluctuations in the value of the underlying security, and are recorded for book purposes as unrealized gains or losses by the Portfolio. The Portfolio's investment in financial futures contracts is designed to hedge against anticipated future changes in price of current or anticipated portfolio positions. Should prices move unexpectedly, the Portfolio may not achieve the anticipated benefits of the financial futures contracts and may realize a loss.

 E Put Options -- Upon the purchase of a put option by the Portfolio, the premium paid is recorded as an investment, the value of which is marked-to-market daily. When a purchased option expires, the Portfolio will realize a loss in the amount of the cost of the option. When the Portfolio enters into a closing sale transaction, the Portfolio will realize a gain or loss depending on whether the sales proceeds from the closing sale transaction are greater or less than the cost of the option. When the Portfolio exercises a put option, settlement is made in cash. The risk associated with purchasing options is limited to the premium originally paid.

 F Securities Sold Short -- The Portfolio may sell securities it does not own in anticipation of a decline in the market price of the securities or in order to hedge portfolio positions. The Portfolio will generally borrow the security sold in order to make delivery to the buyer. Upon executing the transaction, the Portfolio records the proceeds as deposits with brokers in the Statement of Assets and Liabilities and establishes an offsetting payable for securities sold short for the securities due on settlement. The proceeds are retained by the broker as collateral for the short position. The liability is marked to market and the Portfolio is required to pay the lending broker any dividend or interest income earned while the short position is open. A gain or loss is recorded when the security is delivered to the broker. The Portfolio may recognize a loss on the transaction if the market value of the securities sold increases before the securities are delivered.

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 1999

NOTES TO FINANCIAL STATEMENTS CONT'D

 G Other -- Investment transactions are accounted for on the date the securities are purchased or sold. Dividend income is recorded on the ex-dividend date. However, if the ex-dividend date has passed, certain dividends from foreign securities are recorded as the Portfolio is informed of the ex-dividend date. Interest income is recorded on the accrual basis.

 H Use of Estimates -- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

2 Investment Adviser Fee and Other Transactions with Affiliates
-------------------------------------------
   The investment adviser fee is earned by Boston Management and Research (BMR), a wholly-owned subsidiary of Eaton Vance Management (EVM), as compensation for management and investment advisory services rendered to the Portfolio. Under the advisory agreement, BMR receives a monthly advisory fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000, and at reduced rates as daily net assets exceed that level. For the year ended December 31, 1999, the adviser fee was 0.45% of the Portfolio's average net assets. Except for Trustees of the Portfolio who are not members of EVM's or BMR's organization, officers and Trustees receive remuneration for their services to the Portfolio out of such investment adviser fee. Trustees of the Portfolio that are not affiliated with the Investment Adviser may elect to defer receipt of all or a percentage of their annual fees in accordance with the terms of the Trustees Deferred Compensation Plan. For the year ended December 31, 1999, no significant amounts have been deferred.

   Certain officers and Trustees of the Portfolio are officers of the above organizations.

3 Investment Transactions
-------------------------------------------
   For the year ended December 31, 1999, purchases and sales of investments, other than short-term obligations, aggregated $2,189,568,246 and $1,178,444,732, respectively. In addition, investments having an aggregate market value of $323,735,434 at dates of withdrawal were distributed in payment for capital withdrawals. During the year ended December 31, 1999, investors contributed securities with a value of $3,191,016,822.

4 Federal Income Tax Basis of Investments
-------------------------------------------
   The cost and unrealized appreciation (depreciation) in value of the investments owned at December 31, 1999 as computed on a federal income tax basis, were as follows:

    AGGREGATE COST                            $ 4,733,822,312
    ---------------------------------------------------------
    Gross unrealized appreciation             $10,362,747,476
    Gross unrealized depreciation                 (87,055,667)
    ---------------------------------------------------------
    NET UNREALIZED APPRECIATION               $10,275,691,809
    ---------------------------------------------------------

5 Financial Instruments
-------------------------------------------
   The Portfolio may trade in financial instruments with off-balance sheet risk in the normal course of its investing activities to assist in managing exposure to various market risks. These financial instruments include written options, forward foreign currency exchange contracts and financial futures contracts and may involve, to a varying degree, elements of risk in excess of the amounts recognized for financial statement purposes.

   The notional or contractual amounts of these instruments represent the investment the Portfolio has in particular classes of financial instruments and does not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these instruments is meaningful only when all related and offsetting transactions are considered.

   The Portfolio did not have any open obligations under these financial instruments at December 31, 1999.

6 Line of Credit
-------------------------------------------
   The Portfolio participates with other portfolios and funds managed by BMR and EVM and its affiliates in a $150 million unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests or settle investment transactions. Interest is charged to each portfolio or fund based on its borrowings at an amount above the Eurodollar rate or federal funds rate. In addition, a fee computed at an annual rate of 0.10% on the daily unused portion of the line of credit is allocated among the participating portfolios and funds at the end of each quarter. The Portfolio did not have any significant borrowings or allocated fees during the year ended December 31, 1999.

7 Fiscal Year End Change
-------------------------------------------
   Effective November 1, 1998, the Portfolio changed its fiscal year-end to December 31.

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 1999

INDEPENDENT AUDITORS' REPORT

TO THE TRUSTEES AND INVESTORS
OF TAX-MANAGED GROWTH PORTFOLIO:
---------------------------------------------

We have audited the accompanying statement of assets and liabilities, including the portfolio of investments, of Tax-Managed Growth Portfolio (the Portfolio) as of December 31, 1999, and the related statement of operations for the year then ended, the statements of changes in net assets for the year ended December 31, 1999, the two-month period ended December 31, 1998 and for the year ended October 31, 1998, and the supplementary data for the year ended December 31, 1999, the two-month period ended December 31, 1998 and for each of the years in the two-year period ended October 31, 1998 and for the period from the start of business, December 1, 1995 to October 31, 1996. These financial statements and supplementary data are the responsibility of the Portfolio's management. Our responsibility is to express an opinion on these financial statements and supplementary data based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and supplementary data are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1999 by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements and supplementary data referred to above present fairly, in all material respects, the financial position of the Portfolio as of December 31, 1999, and the results of its operations, the changes in its net assets and its supplementary data for the respective stated periods in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 11, 2000

                                  EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION

3 Copy of Amended and Restated Operating Agreement of the Fund dated February 6, 1998 and First Amendment thereto dated November 24, 1998 filed as Exhibit 3 to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference. (Note: the Operating Agreement also defines the rights of the holders of Shares of the Fund)

4 Copy of Loan and Security Agreement dated as of February 5, 1998, First Amendment thereto dated as of April 30, 1998; Second Amendment thereto dated as of June 25, 1998; Third Amendment thereto dated as of December 18, 1998; and Fourth Amendment thereto dated as of February 23, 1999 filed as
                    Exhibit 4 to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.

4(1) Copy of Fifth Amendment to Loan and Security Agreement dated July 28, 1999 and Sixth Amendment thereto dated March 17, 2000 filed herewith.

9                   Not applicable and not filed.

10(1) Copy of Investment Advisory and Administration Agreement between the Fund and Boston Management and Research dated November 24, 1998 filed as Exhibit 10(1) to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.

10(2) Copy of Management Agreement between Belair Real Estate Corporation and Boston Management and Research dated November 23, 1998 filed as Exhibit 10(2) to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.

10(3) Copy of Investor Servicing Agreement between the Fund and Eaton Vance Distributors, Inc. dated October 28, 1997 filed as Exhibit 10(3) to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.

10(4) Copy of Custody and Transfer Agency Agreement between the Fund and Investors Bank & Trust Company dated October 28, 1997 filed as Exhibit 10(4) to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.

11                  Not applicable and not filed.

12                  Not applicable and not filed.

13                  Not applicable and not filed.

16                  Not applicable and not filed.

18                  Not applicable and not filed.

21                  List of Subsidiaries of the Fund filed herewith.

22                  Not applicable and not filed.

23                  Not applicable and not filed.

24                  Not applicable and not filed.

27                  Financial Data Schedule

99 Form N-SAR of Eaton Vance Tax-Managed Growth Portfolio (File No. 811-7409) for its fiscal year ended December 31, 1999 filed electronically with the Securities and Exchange Commission under the Investment Company Act of 1940 on February 17, 2000 (Accession No. 0000940394-00-000073)
                    (incorporated herein by reference pursuant to Rule 12b-32).