Form 10-Q
period 2000-03-31
BELAIR CAPITAL FUND LLC
filed 2000-05-10
CIK 1050816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2000


                      Belair Capital Fund LLC (the "Fund")
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Massachusetts                                04-3404037
           -------------                                ----------
     (State of organization)                (I.R.S. Employer Identification No.)


      The Eaton Vance Building
255 State Street, Boston, Massachusetts                    02109
----------------------------------------                   -----
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number:     617-482-8260
                               -----------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---    ----

                             Belair Capital Fund LLC
                                Index to Form 10Q

PART I   -    FINANCIAL INFORMATION                                                       Page
Item 1.       Consolidated Financial Statements                                            2

              Consolidated Statements of Assets and Liabilities as of
              March 31, 2000 (unaudited) and December 31, 1999                             2

              Consolidated Statements of Operations For the Three Months Ended
              March 31, 2000 and 1999  (unaudited)                                         3

              Consolidated Statements of Changes in Net Assets For the Three
              Months Ended March 31, 2000 and 1999 (unaudited)                             4

              Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 2000 and 1999 (unaudited)                                    5

              Notes to Financial Statements as of March 31, 2000 (unaudited)               6


Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                   13

PART  II  -   OTHER INFORMATION

Item 1.       Legal Proceedings                                                           15

Item 2.       Changes in Securities and Use of Proceeds                                   15

Item 3.       Defaults Upon Senior Securities                                             15

Item 4.       Submission of Matters to a Vote of Security Holders                         15

Item 5.       Other Information                                                           15

Item 6.       Exhibits and Reports on Form 8-K                                            15


SIGNATURES                                                                                16

PART I.       FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS
 BELAIR CAPITAL FUND LLC
 Consolidated Statements of Assets and Liabilities

                                                                                March 31,
                                                                                   2000             December 31,
                                                                               (Unaudited)              1999
                                                                           --------------------  -------------------
 Assets:
     Total investments, at value (identified cost, $2,297,012,033 at
     March 31, 2000 and $2,247,696,059 at December 31, 1999)                    $2,860,246,389      $ 2,731,072,954
     Cash                                                                            1,203,109            3,802,594
     Receivable for open swap contracts                                             28,410,216           23,158,186
     Dividends receivable                                                            8,746,171              608,281
     Deferred organization expenses                                                    311,313              338,678
     Swap interest receivable                                                                -               24,814
                                                                           --------------------  -------------------
             Total Assets                                                       $2,898,917,198      $ 2,759,005,507
                                                                           --------------------  -------------------
 Liabilities:
    Loan payable                                                                $  745,000,000      $   655,000,000
    Distributions Payable                                                            5,230,561                    -
    Payable for Fund shares redeemed                                                   480,179            1,072,380
    Accrued Expenses
        Interest expense                                                             7,377,535            8,156,260
        Other accrued expenses                                                         122,968              199,114
    Minority interest                                                                  367,500              208,000
                                                                           --------------------  -------------------
             Total Liabilities                                                  $  758,578,743      $   664,635,754
                                                                           --------------------  -------------------
 Net assets                                                                     $2,140,338,455      $ 2,094,369,753
                                                                           ====================  ===================
 Shareholders' Capital
                                                                           --------------------  -------------------
     Shareholders' capital                                                      $2,140,338,455      $ 2,094,369,753
                                                                           --------------------  -------------------

                                                                           --------------------  -------------------
Shares Outstanding                                                                  15,413,877           15,900,744
                                                                           --------------------  -------------------

                                                                           --------------------  -------------------
Net Asset Value and Redemption Price Per Share                                         $138.86              $131.72
                                                                           --------------------  -------------------

BELAIR CAPITAL FUND LLC
 Consolidated Statements of Operations
 (Unaudited)

                                                                Three Months         Three Months
                                                                   ended                 ended
                                                                 March 31,             March 31,
                                                                   2000                  1999
                                                             ------------------    ------------------
 Investment Income:
      Dividends allocated from Belvedere Capital
         (net of foreign taxes of $39,890 and $46,659
          for March 31, 2000 and 1999, respectively)              $  4,988,137           $ 4,618,526
      Interest allocated from Belvedere Capital                        835,716             1,253,833
      Expenses allocated from Belvedere Capital                     (3,302,893)           (3,146,321)
                                                             ------------------    ------------------
      Net investment income allocated from
      Belvedere Capital                                           $  2,520,960           $ 2,726,038
      Dividends from partnership preference units                   13,688,594            11,722,048
      Interest                                                          78,742                40,434
                                                             ------------------    ------------------
               Total investment income                            $ 16,288,296           $14,488,520
                                                             ------------------    ------------------
 Expenses:
     Investment advisor fees                                      $  1,717,539           $ 1,521,637
     Service fees                                                      220,311               230,289
     Interest expense                                               11,036,243             8,344,620
     Interest expense on swap contracts                                271,780             1,663,492
     Legal and accounting services                                     139,664                32,363
     Amortization of organization expenses                              27,365                30,614
     Custodian and transfer agent fees                                  14,244                17,469
     Printing and postage                                                2,493                 1,229
     Miscellaneous                                                      32,800                 6,906
                                                             ------------------    ------------------
              Total expenses                                      $ 13,462,439           $11,848,619
                                                             ------------------    ------------------
 Net investment income                                            $  2,825,857           $ 2,639,901
                                                             ------------------    ------------------
 Realized and Unrealized Gain (Loss)
 Net realized gain (loss) -
      Investment transactions from Belvedere
      Capital (identified cost basis)                             $ 31,852,646           $ 5,206,357
      Investment transactions in partnership
      preference units (identified cost basis)                      (2,897,594)           (5,300,756)
                                                             ------------------    ------------------
               Net realized gain (loss)                           $ 28,955,052           $   (94,399)
                                                             ------------------    ------------------
 Change in unrealized appreciation
 (depreciation) -
      Investment in Belvedere Capital
      (identified cost basis)                                     $ 93,538,225           $51,330,957
      Investments in partnership preference units
      (identified cost basis)                                      (13,680,764)            5,531,522
      Interest rate swap contracts                                   5,252,030            11,380,494
                                                             ------------------    ------------------
     Net change in unrealized appreciation                        $ 85,109,491           $68,242,973

      Net realized and unrealized gain                            $114,064,543           $68,148,574
                                                             ------------------    ------------------
Net increase in net assets from operations                        $116,890,400           $70,788,475
                                                             ==================    ==================

BELAIR CAPITAL FUND LLC
Consolidated Statements of Changes in Net Assets (Unaudited)

                                                                        Three Months      Three Months
                                                                           Ended              ended
                                                                      March 31, 2000     March 31, 1999
                                                                     ------------------ ------------------
 Increase (Decrease) in Net Assets:
     Net investment income                                             $    2,825,857      $    2,639,901
     Net realized gain (loss)                                              28,955,052             (94,399)
     Net change in unrealized appreciation (depreciation)                  85,109,491          68,242,973
                                                                     ------------------ ------------------
             Net increase in net assets from operations                $  116,890,400      $   70,788,475
                                                                     ------------------ ------------------
 Transactions in Fund shares -
     Net asset value of shares redeemed                                $  (65,691,137)     $  (16,620,904)
                                                                     ------------------ ------------------
        Net decrease in net assets from Fund share transactions        $  (65,691,137)     $  (16,620,904)
                                                                     ------------------ ------------------

Distributions -
     Special and supplemental distributions                            $   (5,230,561)     $            -
                                                                     ------------------ ------------------
        Total distributions                                            $   (5,230,561)     $            -
                                                                     ------------------ ------------------

 Net increase in net assets                                            $   45,968,702      $   54,167,571

 Net assets:

    Beginning of period                                                $2,094,369,753      $1,932,848,372
                                                                     ------------------ ------------------
     End of period                                                     $2,140,338,455      $1,987,015,943
                                                                     ================== ==================

BELAIR CAPITAL FUND LLC
Consolidated Statements of Cash Flows (Unaudited)

                                                                            Three months          Three months
                                                                                ended                 ended
                                                                           March 31, 2000        March 31, 1999
                                                                          -----------------     ------------------
Cash flows from (for) Operating Activities -
Net investment income                                                      $    2,825,857        $    2,639,901
Adjustments to reconcile net investment income to net
cash flows from (used for) operating activities
       Amortization of organization expense                                        27,365                30,614
       Net investment income allocated from Belvedere Capital                  (2,520,960)           (2,726,038)
       Increase in dividends receivable                                        (8,137,890)           (1,584,599)
       Increase in short-term investments                                      (7,450,400)                   -
       Increase in interest payable for open swap contracts                       224,030               520,185
       Decrease in accrued interest and operating expenses                     (1,054,087)             (525,868)
       Increase in minority interest                                              159,500               208,000
       Purchases of partnership preference units                             (101,895,368)         (139,000,000)
       Sales of partnership preference units                                   12,795,445           104,049,244
       Net decrease in investment in Belvedere Capital                         12,867,396             8,168,879
                                                                          -----------------     ------------------
       Net cash flows used for operating activities                        $  (92,159,112)       $  (28,219,682)
Cash Flows From Financing Activities -
       Proceeds from loan                                                  $   90,000,000        $   35,000,000
       Payments for Fund shares redeemed                                         (440,373)           (1,600,957)
                                                                          -----------------     ------------------
       Net cash flows from financing activities                            $   89,559,627        $   33,399,043

Net increase (decrease) in cash                                            $   (2,599,485)       $    5,179,361

Cash beginning of period                                                   $    3,802,594        $    2,711,580
                                                                          -----------------     ------------------
Cash end of period                                                         $    1,203,109        $    7,890,941
                                                                          =================     ==================
Supplemental Disclosure and Non-cash Investing and
Financing Activities
       Unrealized appreciation of investments and open
       swap contracts                                                      $  591,644,572        $  281,603,168
       Interest paid for loan                                              $   12,014,184        $    8,606,909
       Interest paid for swap contracts                                    $       47,750        $    1,143,307
       Market value of securities distributed in payment of
       redemptions                                                         $   65,842,965        $   13,939,027

BELAIR CAPITAL FUND LLC as of March 31, 2000
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

1 Significant Accounting Policies

Belair Capital Fund LLC (Belair Capital) is a Massachusetts limited liability company established to offer diversification and tax-sensitive investment management to persons holding large and concentrated positions in equity securities of selected publicly-traded companies. The investment objective of Belair Capital is to achieve long-term, after-tax returns for shareholders. Belair Capital pursues this objective primarily by investing indirectly in Tax-Managed Growth Portfolio (the Portfolio), a diversified, open-end management investment company registered under the Investment Company Act of 1940, as amended. The Portfolio is organized as a trust under the laws of the state of New York. Belair Capital maintains its investment in the Portfolio by investing in Belvedere Capital Fund Company LLC (Belvedere Capital), a separate Massachusetts limited liability company that invests exclusively in the Portfolio. The performance of Belair Capital and Belvedere Capital is directly and substantially affected by the performance of the Portfolio. Separate from its investment in the Portfolio through Belvedere Capital, Belair Capital invests indirectly in income-producing, preferred equity interests in real estate operating partnerships (partnership preference units) affiliated with publicly-traded real estate investment trusts (REITs). Belair Capital's investment in partnership preference units is achieved through its investment in Belair Real Estate Corporation (BREC). BREC is a Delaware corporation that has been organized and intends to operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code. At March 31, 2000, Belair Capital owned 100% of the common stock issued by BREC and intends to hold all of BREC's common stock at all times.

On November 24, 1998 (the date BREC commenced operations), Belair Capital acquired 2,100 shares of Class A preferred stock (the "preferred stock") issued by BREC. For BREC to qualify as a REIT, it must be beneficially owned in the aggregate by 100 or more persons. BREC has satisfied this requirement as a result of Belair Capital donating 20 shares of BREC preferred stock to each of approximately 105 charitable organizations. The charitable organizations' interest in the preferred stock has been recorded as a minority interest on the Statement of Assets and Liabilities.

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

K Interim Financial Statements -- The interim financial statements relating to March 31, 2000 and March 31, 1999 and for the periods then ended have not been audited by independent certified public accountants, but in the opinion of the Fund's management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for the presentation of the financial statements.

2 Distributions to Shareholders

The Fund intends to distributed at the end of each year all of its net investment income for the year, if any, and approximately 22% of its net realized capital gains for such year, if any, other than precontribution gains allocated to a shareholder in connection with a tender offer or other extraordinary corporate event with respect to a security contributed by such shareholder, for which no capital gain distribution is made. In addition, whenever a distribution with respect to a precontribution gain is made, the Fund makes a supplemental distribution to compensate shareholders receiving such distributions for taxes that may be due in connection with the precontribution gain and supplemental distributions.

3 Shareholder Transactions

The Fund may issue an unlimited number of full and fractional shares. Transactions in Fund shares were as follows:

                      Three Months Ended   Three Months Ended
                        March 31, 2000       March 31, 1999
                      -------------------- --------------------
   Redemptions             (486,867)            (139,373)
                      -------------------- --------------------
   Net decrease            (486,867)            (139,373)
                      -------------------- --------------------

Redemptions of shares held less than three years are generally subject to a redemption fee of 1% of the net asset value of shares redeemed. The redemption fee is paid to the Investment Adviser by the Fund on behalf of the redeeming shareholder. No charge is levied on redemptions of shares acquired through the reinvestment of distributions, shares redeemed in connection with a Tender Security or shares redeemed following the death of all of the initial holders of the shares redeemed. In addition, no fee applies to redemptions by shareholders, who, during any 12-month period, redeem less than 8% of the total number of shares held by the shareholder as of the beginning of the 12-month period. For the three months ended March 31, 2000 and ended March 31, 1999, the Investment Adviser received $440,373 and $137,968, respectively, in redemption fees.

4 Investment Transactions

Increases and decreases of the Fund's investment in Belvedere Capital for the three months ended March 31, 2000 aggregated $886,263 and $79,596,624, respectively, and for the period ended March 31, 1999 aggregated $4,443,702 and $26,551,608, respectively. Purchases and sales of other investments (partnership preference units) aggregated $101,895,368 and

$12,795,445, respectively, for the three months ended March 31, 2000, and $139,000,000 and $104,049,244, respectively, for the period ended March 31, 1999.

5 Management Fee and Other Transactions With Affiliates

The Fund and the Portfolio have engaged Boston Management and Research (BMR), a wholly-owned subsidiary of Eaton Vance Management (EVM) as investment adviser. Under the terms of the advisory agreement with the Portfolio, BMR receives a monthly fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the three months ended March 31, 2000, and March 31, 1999 the advisory fee applicable to the Portfolio was 0.44% (annualized) and 0.46% (annualized), respectively, of average daily net assets. Belvedere Capital's allocated portion of the advisory fee amounted to $8,455,108 of which $2,389,163 was allocated to the Fund, for the three months ended March 31, 2000, and $4,640,720, of which $2,296,510 was allocated to the Fund, for the three months ended March 31, 1999. In addition, Belair Capital pays BMR a monthly advisory and administrative fee of 1/20 of 1% (0.60% annually) of the average daily gross investment assets of Belair Capital (including the value of all assets of Belair Capital other than Belair Capital's investment in BREC, minus the sum of Belair Capital's liabilities other than the principal amount of money borrowed) and BREC pays BMR a monthly management fee at a rate of 1/20th of 1% (equivalent to 0.60% annually) of its average gross investment assets (including the value of all assets of BREC, minus the sum of BREC's liabilities other than any liability with respect to Belair Capital's Credit Facility). The advisory fee payable by the Portfolio in respect of Belair Capital's indirect investment in the Portfolio is credited toward Belair Capital's advisory and administrative fee payment. For the three months ended March 31, 2000 and March 31, 1999 the advisory and administrative fee payable to BMR by the Fund, less the Fund's allocated share of the Portfolio's advisory fee, totaled $1,717,539 and $1,521,637, respectively.

Eaton Vance Management (EVM) serves as manager of Belair Capital and receives no separate compensation for services provided in such capacity.

Pursuant to a servicing agreement between Belvedere Capital and Eaton Vance Distributors, Inc. (EVD), Belvedere Capital pays a servicing fee to EVD for providing certain services and information to shareholders. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Capital's average daily net assets and totaled $2,876,452, and $1,506,207 for the three months ended March 31, 2000, and March 31, 1999, respectively, of which $816,327 and $744,573 was allocated to the Belair Capital. Pursuant to a servicing agreement between Belair Capital and EVD, Belair Capital pays a servicing fee to EVD on a quarterly basis at an annual rate of 0.20% of Belair Capital's average daily net assets, less Belair Capital's allocated share of the servicing fee payable by Belvedere Capital. For the three months ended March 31, 2000 and March 31, 1999 the servicing fee paid directly by Belair Capital totaled $220,311 and $230,289, respectively. Of the amounts allocated to and incurred by the Fund, for the three months ended March 31, 2000, and March 31, 1999 $1,036,638, and $191,209, respectively were paid to subagents.

6 Credit Facility

The Fund has obtained a $765,000,000 Credit Facility with a term of seven years from Merrill Lynch International Bank Limited. The Fund's obligations under the Credit Facility are secured by a pledge of its assets. Interest on borrowed funds is based on the prevailing LIBOR rate for the respective interest period plus a spread of 0.45% per annum. The Fund may borrow for interest periods of one month to five years. In addition, the Fund pays a commitment fee at a rate of 0.10% per annum on the unused amount of the loan commitment. Initial borrowings have been used to purchase qualifying assets (partnership preference units, copper and aluminum) to pay selling commissions and organizational expenses, and to provide for the short-term liquidity needs of the Fund. Additional borrowings under the Credit Facility may be made in the future for these purposes. At March 31, 2000 and December 31, 1999, amounts outstanding under the Credit Facility totaled $745,000,000 and $655,000,000, respectively.

7 Cancelable Interest Rate Swap Agreements

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


                                                                                   Unrealized          Unrealized
              Notional                               Initial                      Appreciation/       Appreciation/
               Amount                                Optional                    (Depreciation)      (Depreciation)
   Effective   (000's       Fixed     Floating     Termination    Maturity        At March 31,       At December 31,
     Date     omitted)      Rate       Rate           Date         Date               2000                 1999
  -------------------------------------------------------------------------------------------------------------------
     2/98     $60,000       6.72%    Libor+.45%        2/03         2/05           $ 2,680,556         $ 2,190,325
     2/98     120,000      6.715%    Libor+.45%        2/03         2/05             5,383,263           4,404,500
     4/98      50,000       6.84%    Libor+.45%        2/03         2/05             2,015,630           1,579,937
     4/98     150,000      6.835%    Libor+.45%        4/03         4/05             6,208,829           4,983,531
     6/98      20,000       6.67%    Libor+.45%        6/03         2/05               911,435             747,192
     6/98      75,000       6.68%    Libor+.45%        6/03         2/05             3,390,945           2,768,906
     6/98      80,000      6.595%    Libor+.45%        6/03         2/05             3,869,242           3,236,267
    11/98      14,709       6.13%    Libor+.45%       11/03         2/05               960,274             871,658
     2/99      34,951       6.34%    Libor+.45%        2/04         2/05             1,983,664           1,732,927
     4/99       5,191       6.49%    Libor+.45%        2/04         2/05               264,568             223,114
     7/99      24,902      7.077%    Libor+.45%        7/04         2/05               668,635             396,636
     9/99      10,471       7.37%    Libor+.45%        9/04         2/05               153,182              23,193
     3/00      19,149       7.89%    Libor+.45%        2/04         2/05               (33,244)                  -
     3/00      70,000       7.71%    Libor+.45%         -           2/05               (46,763)                  -
                                                                              ---------------------------------------
  Total                                                                            $28,410,216         $23,158,186
                                                                              =======================================

8 Indirect Investment in Portfolio

Belvedere Capital's interest in the Portfolio at March 31, 2000, was $8,634,584,697, representing 52.1% of the Portfolio's net assets, and at March 31, 1999 was $4,529,834,947, representing 44.9% of the Portfolio's assets. The Fund's investment in Belvedere Capital at March 31, 2000 was $2,277,261,355, representing 26.4% of Belvedere Capital's net assets, and at March 31, 1999 was $2,041,655,652, representing 45.1% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2000 totaled $20,402,874, of which $5,823,853 was allocated to the Fund. Investment income allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 1999 totaled $12,010,208, of which $5,872,359 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2000 totaled $8,688,745, of which $2,466,773 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 1999 totaled $4,771,888, of which $2,361,466 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $836,120 for the three months ended March 31, 2000, representing $19,793 of operating expenses and $816,327 of service fees. Belvedere Capital allocated additional expenses to the Fund of $784,855 for the three months ended March 31, 1999, representing $40,282 of operating expenses and $744,573 of service fees (see Note 5).


A summary of the Portfolio's Statement of Assets and Liabilities, at March 31, 2000, December 31, 1999 and March 31, 1999 and its operations for the three months ended March 31, 2000, the year ended December 31, 1999 and the period ended March 31, 1999 follows:

                                                March 31,                                     March 31,
                                                  2000             December 31, 1999             1999
                                           -------------------- ------------------------ ---------------------
       Investments, at value                   $16,564,812,965          $15,009,514,121       $10,118,166,710
       Other Assets                                 18,352,819              105,404,490            11,801,799
       ----------------------------------- -------------------- ------------------------ ---------------------
       Total Assets                            $16,583,165,784         $ 15,114,918,611       $10,129,968,509
       Total Liabilities                             2,651,935                  269,652            44,583,965
       ----------------------------------- -------------------- ------------------------ ---------------------
       Net Assets                              $16,580,513,849         $ 15,114,648,959       $10,085,384,544
       =================================== ==================== ======================== =====================
       Dividends and interest                      $40,223,600            $ 135,795,086          $ 27,230,271
       Investment adviser fee                       16,618,292               51,368,943            10,581,529
       Other expenses                                  459,694                1,599,875               297,623
       ----------------------------------- -------------------- ------------------------ ---------------------
       Total expenses                              $17,077,986             $ 52,968,818          $ 10,879,152
       ----------------------------------- -------------------- ------------------------ ---------------------
       Net investment income                       $23,145,614             $ 82,826,268          $ 16,351,119
       Net realized gains (losses)                 224,041,217               19,281,587            18,042,697
       Net unrealized gains                        597,012,900            1,954,982,313           265,622,128
       ----------------------------------- -------------------- ------------------------ ---------------------
       Net increase in net assets from
       operations                                 $844,199,731          $ 2,057,090,168         $ 300,015,944
       ----------------------------------- -------------------- ------------------------ ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Increases and decreases in the Fund's net asset value per share are derived from net investment income, and realized and unrealized gains and losses on interest (through the Company) in the Portfolio, real estate investments held through BREC and any direct investments of the Fund. Expenses of the Fund include its pro-rata share of the expenses of BREC, the Company, and indirectly the Portfolio, as well as the actual and accrued expenses of the Fund and BREC. The Fund's most significant expense is interest incurred on borrowings under the Credit Facility and, to a lesser degree, interest rate swap agreements. Fund borrowings are used primarily to finance the purchase of Partnership Preference Units through BREC. The interest paid on Fund borrowings is offset by the dividends earned from the Fund's indirect investment in Partnership Preference Units. The Fund's realized and unrealized gains and losses on investments are based on its allocated share of the realized and unrealized gains and losses of the Company, and indirectly, the Portfolio, as well as realized and unrealized gains and losses on investments in Partnership Preference Units through BREC. The realized and unrealized gains and losses on investments have the most significant impact on the Fund's net asset value per share and result from sales of such investments and changes in their underlying value. The investments of the Portfolio consist primarily of common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Because the securities holding of the Portfolio are broadly diversified, the performance of the Portfolio cannot be attributed to one particular stock or one particular industry or market sector. The performance of the Portfolio and the Fund are substantially influenced by the overall performance of the United States stock market, as well as by the relative performance versus the overall market of specific stocks and classes of stocks in which the Portfolio maintains large positions. Through the impact of interest rates on the valuation of the Fund's investments in Partnership Preference Units through BREC and its positions in interest rate swap agreements, the performance of the Fund is also affected by movements in interest rates, and particularly, changes in credit spread relationships. On a combined basis, the Fund's Partnership Preference Units and interest rate swaps generally decline in value when credit spreads widen (as fixed income markets grow more risk-averse) and generally increase in value when credit spreads tighten.


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000

         The Fund achieved total return performance of 5.4% for the quarter ended March 31, 2000. This return reflects an increase in the Fund's net asset value per share from $131.72 to $138.86. For comparison, the S&P 500, an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of 2.3% over the same period.

         During the first quarter of 2000, U.S. equity market leadership was concentrated in the technology sector, continuing the trend of recent quarters. Strongly performing industry groups in the first quarter included semiconductor equipment, computer networking, cellular telecom services, biotechnology, investment banking, and oil and gas services and equipment. Growth stocks generally outperformed value stocks and small-cap stocks generally bested big-cap stocks. Large cap technology bellwethers such as Cisco Systems, Intel, and Oracle accounted for most of the gains in the S&P 500. Large holdings of all three of these stocks contributed to the outperformance of the Fund in the first quarter. The Fund also benefited from holdings of several smaller cap technology and biotech stocks that were standout performers in the quarter.

     In the fixed income markets, the first quarter saw a rally in long-term treasury bonds, rising yields (and falling prices) for shorter-term treasury instruments and flattish prices and yields on corporate debt obligations. The market for REIT preferred stocks (used as a benchmark for pricing the Fund's holdings of partnership preference units) improved somewhat from depressed levels of late 1999. Despite strong real estate market conditions, prices of REIT preferreds continue to reflect concerns about possible financial restructurings in the REIT sector. On balance, the leveraging of the Fund to invest in real estate qualifying assets was a modest drag on performance for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, the Fund had outstanding borrowings of $745 million and unused loan commitments of $20 million under the Credit Facility established with Merrill Lynch International Bank, Limited, the term of which extends until February 6, 2005. The Credit Facility is being used primarily to finance the Fund's investments in Partnership Preference Units and will continue to be used for such purposes in the future, as well as to provide for any short-term liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder for these purposes.

     The Fund may redeem shares of the Company at any time. Both the Company and the Portfolio follow the practice of normally meeting redemptions by distributing securities consisting, in the case of the Company, of securities drawn from the Portfolio. The Company and the Portfolio may also meet redemptions by distributing cash. As of March 31, 2000, the Portfolio had cash and short-term investments totaling $391.0 million. The Portfolio participates in a $150 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had no outstanding borrowings under the $150 million line of credit at March 31, 2000, and, as of that date, the net assets of the Portfolio totaled $16,580.5 million. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of March 31, 2000, restricted securities, which are considered illiquid, constituted 4.3% of the net assets of the Portfolio.

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

     None

Item 5.    Other Information.

     None.

Item 6.    Exhibits and Reports on Form 8-K.

    Financial Data Schedules

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BELAIR CAPITAL FUND LLC



                                   By:
                                      --------------------------------
                                       James L. O'Connor
                                       Vice President and Treasurer