Form 10-Q
period 2000-06-30
BELAIR CAPITAL FUND LLC
filed 2000-08-14
CIK 1050816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000
                          Commision File No. 0002-25767

                             Belair Capital Fund LLC
                             -----------------------
             (Exact name of registrant as specified in its charter)


    Massachusetts                                       04-3404037
    -------------                                       ----------
(State of organization)                     (I.R.S. Employer Identification No.)


     The Eaton Vance Building
255 State Street, Boston, Massachusetts                                  02109
---------------------------------------                                  -----
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number:  617-482-8260
                                ------------


                                      None
                                      ----
              Former Name, Former Address and Former Fiscal Year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

                             Belair Capital Fund LLC
                                Index to Form 10Q

PART I - FINANCIAL INFORMATION
                                                                            Page

Item 1. Consolidated Financial Statements                                      3

        Consolidated Statements of Assets and Liabilities as of
        June 30, 2000 (unaudited) and December 31, 1999                        3

        Consolidated Statements of Operations For the Three Months Ended
        June 30, 2000 and 1999  (unaudited) for the Six Months Ended
        June 30, 2000 and 1999  (unaudited)                                    4

        Consolidated Statements of Changes in Net Assets For the Six
        Months Ended June 30, 2000 and 1999 (unaudited)                        5

        Consolidated Statements of Cash Flows for the Six Months
        Ended June 30, 2000 and 1999 (unaudited)                               6

        Notes to Financial Statements as of June 30, 2000 (unaudited)          7


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             16

Item 3. Quantitative and Qualitative Disclosures About Market Risk            18

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     22

Item 2. Changes in Securities and Use of Proceeds                             22

Item 3. Defaults Upon Senior Securities                                       22

Item 4. Submission of Matters to a Vote of Security Holders                   22

Item 5. Other Information                                                     22

Item 6. Exhibits and Reports                                                  22


SIGNATURES                                                                    23

PART I.           FINANCIAL INFORMATION
ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------

 BELAIR CAPITAL FUND LLC

 Consolidated Statements of Assets and Liabilities

                                                                                June 30,
                                                                                  2000              December 31,
                                                                               (Unaudited)              1999
                                                                           -------------------   ------------------
 Assets:
     Investment in Belvedere Capital LLC                                       $2,234,901,756       $2,228,073,699
     Investment in real estate partnership preference units                       587,848,146          502,999,255
     Investment in other real estate                                              157,100,000                    -
     Short-term investments                                                         5,855,757                    -
                                                                           -------------------   ------------------
                    Total Investments                                          $2,985,705,659       $2,731,072,954
     Cash                                                                          10,884,613            3,802,594
     Receivable for open swap contracts                                            23,682,823           23,158,186
     Dividends receivable                                                           2,221,355              608,281
     Deferred expenses                                                              2,672,634              338,678
     Escrow deposits - restricted                                                   2,663,377                    -
     Swap interest receivable                                                         390,177               24,814
     Other assets                                                                      68,731
                                                                           -------------------   ------------------
             Total Assets                                                      $3,028,289,369       $2,759,005,507
                                                                           -------------------   ------------------
 Liabilities:
    Loan payable                                                                 $781,000,000         $655,000,000
    Mortgage payable                                                              112,630,517                    -
    Minority interest in controlled subsidiaries                                   12,054,350              208,000
    Special distributions payable                                                   1,091,752                    -
    Security deposits                                                                 390,589                    -
    Payable for Fund shares redeemed                                                        -            1,072,380
    Rents received in advance                                                         178,277                    -
    Accrued Expenses
        Interest expense                                                            7,726,685            8,156,260
        Other accrued expenses                                                      2,445,801              199,114
                                                                           -------------------   ------------------
             Total Liabilities                                                   $917,517,971         $664,635,754
                                                                           -------------------   ------------------
 Net assets                                                                    $2,110,771,398       $2,094,369,753
                                                                           ===================   ==================

 Shareholders' Capital
                                                                           -------------------   ------------------
     Shareholders' capital                                                     $2,110,771,398       $2,094,369,753
                                                                           -------------------   ------------------

                                                                           -------------------   ------------------
Shares Outstanding                                                                 15,234,397           15,900,744
                                                                           -------------------   ------------------

                                                                           -------------------   ------------------
Net Asset Value and Redemption Price Per Share                                        $138.55              $131.72
                                                                           -------------------   ------------------

BELAIR CAPITAL FUND LLC
 Consolidated Statements of Operations
 (Unaudited)                                               Three months      Three months        Six months         Six months
                                                               ended             ended              ended              ended
                                                             June 30,          June 30,           June 30,           June 30,
                                                               2000              1999               2000               1999
                                                         ----------------- ------------------ ------------------ -----------------
 Investment Income:
     Dividends allocated from Belvedere Capital                $4,805,694         $4,740,033         $9,793,831        $9,358,559
        (net of foreign taxes of $48,532, $94,698,
         $88,422 and $141,357, respectively)
     Interest allocated from Belvedere Capital                  1,238,677          1,165,695          2,074,393         2,419,528
     Expenses allocated from Belvedere Capital                (3,349,395)        (3,217,522)        (6,652,288)       (6,363,843)
                                                         ----------------- ------------------ ------------------ -----------------
     Net investment income allocated from
     Belvedere Capital                                         $2,694,976         $2,688,206         $5,215,936        $5,414,244
     Dividends from partnership preference units               15,496,609         11,934,026         29,185,203        23,656,074
     Interest                                                     128,886            125,136            207,628           165,570
                                                         ----------------- ------------------ ------------------ -----------------
             Total investment income                          $18,320,471        $14,747,368        $34,608,767       $29,235,888
                                                         ----------------- ------------------ ------------------ -----------------

 Expenses:
    Investment advisor fees                                    $1,809,910         $1,653,140         $3,527,449        $3,174,777
    Service fees                                                  207,095            238,792            427,406           469,081
    Interest expense                                           12,762,520          8,586,283         23,798,763        16,930,903
    Interest expense/(income) on swap contracts                 (177,548)          1,809,076             94,232         3,472,568
    Custodian and transfer agent fees                              65,895              9,874             80,139            31,951
    Legal and accounting services                                 264,553            394,053            404,217           426,416
    Printing and postage                                            2,307              3,631              4,800             4,860
    Amortization of deferred expenses                              27,466              8,156             54,831            38,770
    Miscellaneous                                                  16,901                  -             49,701             2,298
                                                         ----------------- ------------------ ------------------ -----------------
            Total expenses                                    $14,979,099        $12,703,005        $28,441,538       $24,551,624
                                                         ----------------- ------------------ ------------------ -----------------
 Net investment income                                         $3,341,372         $2,044,363         $6,167,229        $4,684,264
                                                         ----------------- ------------------ ------------------ -----------------

 Realized and Unrealized Gain (Loss)
 Net realized gain (loss) -
     Investment transactions from Belvedere                   $16,445,271         $1,187,438        $48,297,917        $6,393,795
     Capital
     Investment transactions in partnership                      (48,619)        (2,940,672)        (2,946,213)       (8,241,428)
     preference units                                    ----------------- ------------------ ------------------ -----------------
             Net realized gain (loss)                         $16,396,652       $(1,753,234)        $45,351,704      $(1,847,633)
                                                         ----------------- ------------------ ------------------ -----------------
 Change in unrealized appreciation
 (depreciation) -
     Investment in Belvedere Capital                        $(33,067,459)       $109,647,685       $ 60,470,766      $160,978,642
     Investments in partnership preference units               12,313,512       (19,294,500)        (1,367,252)      (13,762,978)
     Interest rate swap contracts                             (4,727,393)         16,715,449            524,637        28,095,943
                                                         ----------------- ------------------ ------------------ -----------------
    Net change in unrealized
                appreciation/(depreciation)                 $(25,481,340)       $107,068,634        $59,628,151      $175,311,607
                                                         ----------------- ------------------ ------------------ -----------------

     Net realized and unrealized gain (loss)                 $(9,084,688)       $105,315,400      $ 104,979,855      $173,463,974
                                                         ----------------- ------------------ ------------------ -----------------
      Net increase (decrease) in net assets from
                      operations                             $(5,743,316)       $107,359,763       $111,147,084      $178,148,238
                                                         ================= ================== ================== =================

BELAIR CAPITAL FUND LLC
Consolidated Statements of Changes in Net Assets   (unaudited)

                                                                              Six Months          Six Months
                                                                                 ended               ended
                                                                            June 30, 2000        June 30, 1999
                                                                          -------------------  ------------------
 Increase (Decrease) in Net Assets:
     Net investment income                                                        $6,167,229          $4,684,264
     Net realized gain (loss) from investment transactions                        45,351,704         (1,847,633)
     Net change in unrealized appreciation (depreciation) of
      investments                                                                 59,628,151         175,311,607
                                                                          -------------------  ------------------
             Net increase in net assets from operations                         $111,147,084        $178,148,238
                                                                          -------------------  ------------------

 Transactions in Fund shares -
     Net asset value of shares redeemed                                        $(89,640,998)       $(26,953,923)
                                                                          -------------------  ------------------
    Net decrease in net assets from Fund share transactions                    $(89,640,998)       $(26,953,923)
                                                                          -------------------  ------------------

Distributions to shareholders -
   Special distributions to Shareholders                                        $(5,104,441)                  -
                                                                          -------------------  ------------------
                  Total distributions                                           $(5,104,441)                  -
                                                                          -------------------  ------------------

 Net increase in net assets                                                      $16,401,645        $151,194,315

 Net assets:
    Beginning of period                                                        2,094,369,753       1,932,848,372
                                                                          -------------------  ------------------
     End of period                                                            $2,110,771,398   $2,084,042,687
                                                                          ===================  ==================

BELAIR CAPITAL FUND LLC
Consolidated Statements of Cash Flows (unaudited)

                                                                                       Six months         Six months
                                                                                         ended               ended
                                                                                       June 30,            June 30,
                                                                                         2000                1999
                                                                                   ------------------  ------------------
Cash flows from (for) Operating Activities -
Net investment income                                                                   $  6,167,229        $  4,684,264
Adjustments to reconcile net investment income to net
Cash flows used for operating activity -
       Amortization of organization and other deferred expenses                               54,831              38,770
       Net investment income allocated from Belvedere Capital                            (5,215,936)         (5,414,244)
       Payment of organization and offering expenses                                               -           (443,560)
       Increase in dividends receivable                                                  (1,613,074)         (6,048,718)
       Increase in interest receivable for open swap contracts                             (365,363)                   -
       Increase in interest payable for open swap contracts                                        -             372,345
       Increase in deferred expenses                                                     (2,388,784)                   -
       Increase in other receivables                                                               -            (12,089)
       Increase (decrease) in accrued interest and operating expenses                        859,523           (374,262)
       Increase in minority interest                                                         159,500                   -
       Purchases of partnership preference units                                       (101,895,368)       (209,000,000)
       Payments for investments in other real property                                  (33,988,289)                   -
       Sales of partnership preference units                                              12,733,012         168,858,572
       Net decrease in investment in Belvedere Capital                                    17,126,405          10,035,713
       Increase in short-term investments                                                (5,855,757)                   -
                                                                                   --------------------------------------
       Net cash flows used for operating activities                                   $(114,222,071)      $ (37,303,209)
Cash Flows From (for) Financing Activities -
       Proceeds from loan                                                               $126,000,000        $ 42,000,000
       Payments for Fund shares redeemed                                                   (683,221)         (7,275,444)
       Special distributions paid                                                        (4,012,689)                   -
                                                                                   --------------------------------------
       Net cash flows from financing activities                                    $   121,304,090          $ 34,724,556

Net increase (decrease) in cash                                                            7,082,019         (2,578,653)

Cash at beginning of period                                                                3,802,594           2,711,580
                                                                                   ------------------  ------------------
Cash at end of period                                                                   $ 10,884,613          $  132,927
                                                                                   ==================  ==================

Supplemental Disclosure and Non-cash Investing and
Financing Activities-
       Unrealized appreciation of investments and open swap contracts                  $ 566,163,232     $ 388,671,802
       Interest paid for loan                                                          $  24,228,338     $  17,095,071
       Interest paid for swap contracts                                                $     459,595     $   3,100,223
       Market value of securities distributed in payment of redemptions                $  90,030,157     $  19,672,166
       Market value of real property and other assets, net of current
          liabilities, contributed to Bel Residential                                  $ 158,305,656                 -
       Mortgage assumed in connection with acquisition of real property                $ 112,630,517                 -
       Minority interest in exchange for contribution of real property and
          related assets, net of liabilities                                           $  11,686,850                 -

BELAIR CAPITAL FUND LLC as of June 30, 2000
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

1 Organization

A Investment Objective--Belair Capital Fund LLC (Belair Capital) is a Massachusetts limited liability company established to offer diversification and tax-sensitive investment management to persons holding large and concentrated positions in equity securities of selected publicly-traded companies. The investment objective of Belair Capital is to achieve long-term, after-tax returns for shareholders. Belair Capital pursues this objective primarily by investing indirectly in Tax-Managed Growth Portfolio (the Portfolio), a diversified, open-end management investment company registered under the Investment Company Act of 1940, as amended. The Portfolio is organized as a trust under the laws of the state of New York. Belair Capital maintains its investment in the Portfolio by investing in Belvedere Capital Fund Company LLC (Belvedere Capital), a separate Massachusetts limited liability company that invests exclusively in the Portfolio. The performance of Belair Capital and Belvedere Capital are directly and substantially affected by the performance of the Portfolio. Separate from its investment in the Portfolio through Belvedere Capital, Belair Capital invests in real estate assets including income-producing preferred equity interests in real estate operating partnerships (partnership preference units) affiliated with publicly-traded real estate investment trusts (REITs) and interests in controlled real property subsidiaries.

B Subsidiaries--Belair Capital invests in real estate through its subsidiary Belair Real Estate Corporation (BREC). BREC invests directly in partnership preference units and indirectly in real property through a controlled subsidiary, Bel Residential Properties Trust (Bel Residential).

BREC - BREC invests directly in partnership preference units and also holds a majority interest in Bel Residential. At June 30, 2000, Belair Capital owned 100% of the common stock issued by BREC and intends to hold all of BREC's common stock at all times. Approximately 105 charitable organizations own preferred stock of BREC which has been recorded as a minority interest on the Statement of Assets and Liabilities. The preferred stock has a par value of $.01 per share and is redeemable by BREC at a redemption price of $100 after the occurrence of certain tax events or after December 31, 2004. Dividends on the preferred stock are cumulative and payable annually in arrears in December in an amount equal to $8 per share per annum.

BEL RESIDENTIAL- Bel Residential, a majority owned subsidiary of BREC, indirectly owns eleven multi-family residential properties (collectively, the Properties) located in seven states (Texas, Arizona, Georgia, North Carolina, Washington, Colorado and Florida). BREC owns Class A units of Bel Residential, representing a 75% equity interest in Bel Residential, and a minority shareholder (the Bel Residential minority shareholder) owns Class B units, representing a 25% equity interest in Bel Residential. The equity interest of the Bel Residential minority shareholder is recorded as a minority interest on the Statement of Assets and Liabilities. The primary distinction between the two classes of shares is the distribution priority and voting rights. BREC has priority in distributions and has greater voting rights than the holder of Class B units.

The accompanying consolidated financial statements include the accounts of Belair Capital, BREC and Bel Residential (collectively, the Fund). All material intercompany accounts and transactions have been eliminated.

2 Significant Accounting Policies
The following is a summary of significant accounting policies consistently followed by the Fund in the preparation of its financial statements. The policies are in conformity with generally accepted accounting principles.

A Investment Costs--The Fund's investment assets were acquired through contributions of common stock by shareholders in exchange for Shares of Belair Capital, in private purchases of partnership preference units and through contributions of real estate investments in exchange for minority interests in a controlled subsidiary. Upon receipt of common stock from shareholders Belair Capital immediately exchanged the contributed securities into Belvedere Capital for shares thereof, and Belvedere Capital, in turn, immediately thereafter exchanged the contributed securities into the Portfolio for an interest in the Portfolio. The cost at which the Fund's investments of contributed common stock are carried on the books and in the financial statements is the value of the contributed common stock as of the close of business on the day prior to their contribution to the Fund. The initial tax basis of the Fund's investment in the Portfolio through Belvedere Capital is the same as the contributing shareholders' basis in securities and cash contributed to the Fund. The initial tax and financial reporting basis of securities and real estate investments purchased by the Fund is the purchase cost. The initial financial reporting basis of real estate investments contributed to the Fund is the market value on contribution date. The initial tax basis of real estate investments contributed to the Fund is the contributor's tax basis at the time of contribution or value at the time of contribution, depending on the taxability of the contribution.

B Investment Valuations--The Fund's investments consist of partnership preference units, other real property investments, shares of Belvedere Capital and short-term debt securities. Belvedere Capital's only investment is an interest in the Portfolio, the value of which is derived from a proportional interest therein. Additionally, the Fund has entered into interest rate swap contracts (see Note 7). The valuation policy followed by the Fund, Belvedere Capital and the Portfolio for all assets, other than real property, is as follows. Marketable securities, including options, that are listed on foreign or U.S. securities exchanges or in the NASDAQ National Market System are valued at closing sale prices, on the exchange where such securities are principally traded. Futures positions on securities or currencies are generally valued at closing settlement prices. Unlisted or listed securities for which closing sale prices are not available are valued at the mean between the latest bid and asked prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost, which approximates value. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, are normally valued on the basis of valuations furnished by a pricing service. Investments held by the Portfolio for which valuations or market quotations are unavailable are valued at fair value using methods determined in good faith by or at the direction of the Trustees. Investments held by the Fund for which valuations or market quotations are unavailable are valued at fair value using methods determined in good faith by the Investment Adviser. Interest rate swap contracts are valued by obtaining dealer or counterparty quotes.

The value of the Fund's real estate assets is determined in good faith by Eaton Vance as Manager of BREC, taking into account all relevant factors, data and information, including, with respect to investments in partnership preference units, information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments other than partnership preference units are generally stated at estimated market values based on independent valuations. Detailed investment valuations, which include the discounted cash flow method of appraisal, are performed annually and reviewed periodically and adjusted if there has been a significant change in economic circumstances since the previous valuation. The discounted cash flow method of appraisal projects future cash inflows and outflows, and presumes a sales price at the end of a holding period. Such amounts are discounted at an appropriate rate of return that a prudent buyer would currently require to purchase the real estate assets. The valuation of investments assumes the orderly disposition of all assets.

C Escrow Accounts--The escrow accounts related to Bel Residential consist of deposits for real estate taxes, insurance, reserve for replacements and capital repairs required under the mortgage agreement. Bel Residential has no access to these funds once deposited into the escrow accounts. Amounts are held by the financial institution and controlled by the lender (Note 8).

D Interest Rate Swaps--The Fund has entered into interest rate swap agreements with respect to its borrowings and investments in fixed-rate partnership preference units. Pursuant to these agreements, the Fund makes quarterly payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments from the counterparty at a predetermined spread to three-month LIBOR, based on notional values approximately equal to the Fund's acquisition cost for the fixed-rate partnership preference units. During the terms of the outstanding swap agreements, changes in the underlying values of the swaps are recorded as unrealized gains or losses. The Fund is exposed to credit loss in the event of non-performance by the swap counterparty.

E Written Options--The Portfolio and the Fund may write listed and over-the-counter call options on individual securities, on baskets of securities and on stock market indices. Upon the writing of a call option, an amount equal to the premium received by the Portfolio or Fund is included in the Statement of Assets and Liabilities of the respective entity, as a liability. The amount of the liability is subsequently marked-to-market to reflect the current value of the option written in accordance with the investment valuation policies discussed above. Premiums received from writing options that expire are treated as realized gains. Premiums received from writing options that are exercised or are closed are added to or offset against the proceeds or amount paid on the transaction to determine the realized gain or loss. The Portfolio or Fund as a writer of an option may have no control over whether the underlying securities may be sold and as a result bears the market risk of an unfavorable change in the price of the securities underlying the written option.

F Purchased Options--Upon the purchase of a put option, the premium paid by the Portfolio or Fund is included in the Statement of Assets and Liabilities of the respective entity as an investment. The amount of the investment is subsequently marked-to-market to reflect the current market value of the option purchased, in accordance with the investment valuation policies discussed above. If an option which the Portfolio or Fund has purchased expires on the stipulated expiration date, the Portfolio or Fund will realize a loss in the amount of the cost of the option. If the Portfolio or Fund enters into a closing sale transaction, the Portfolio or Fund will realize a gain or loss, depending on whether the sales proceeds from the closing sale transaction are greater or less than the cost of the option. If the Portfolio or Fund exercises a put option, it will realize a gain or loss from the sale of the underlying security and the proceeds from such sale will be decreased by the premium originally paid.

G Rental Operations--The apartment units held indirectly by Bel Residential are leased to residents generally for a term of one year renewable upon consent of both parties on a year-to-year or month-to-month basis.

H Income--Dividend income is recorded on the ex-dividend date and interest and rental income is recorded on the accrual basis.

Belvedere Capital's net investment income or loss consists of Belvedere Capital's pro-rata share of the net investment income of the Portfolio, less all actual or accrued expenses of Belvedere Capital, determined in accordance with generally accepted accounting principles. The Fund's net investment income or loss consists of the Fund's pro-rata share of the net investment income of Belvedere Capital, plus all income earned on the Fund's investments (including partnership preference units and other real property), less all actual and accrued expenses of the Fund determined in accordance with generally accepted accounting principles.

I Rental Property and Depreciation--Costs incurred in connection with acquisitions of properties have been capitalized. Significant betterments and improvements are capitalized as part of the building and improvements.
Depreciation of the buildings and improvements is computed using the straight line method over the estimated useful lives of the related assets, which range up to 30 years for buildings and up to ten years for building and land improvements and up to five years for furniture, fixtures and equipment.

J Organization Costs and Deferred Expenses--Costs incurred by the Fund in connection with its organization are being amortized on a straight-line basis over five years. Costs incurred in connection with BREC are expensed as incurred. Deferred costs of Bel Residential consist of deferred mortgage origination expenses which are amortized over the terms of the loan.

K Income Taxes--Belair Capital, Belvedere Capital and the Portfolio are treated as partnerships for federal income tax purposes. As a result, Belair Capital, Belvedere Capital and the Portfolio do not incur federal income tax liability, and the shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss, and deduction. The policy of BREC and Bel Residential is to comply with the Internal Revenue Code applicable to REITs. BREC and Bel Residential will generally not be subject to federal income tax to the extent that they distribute their earnings to their stockholders each year and maintain their qualification as a REIT.

L Other--Investment transactions are accounted for on a trade date basis.

M Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

N Interim Financial Statements--The interim financial statements relating to June 30, 2000 and for the six months then ended have not been audited by independent certified public accountants, but in the opinion of the Fund's management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial statements.

2 Distributions to Shareholders

The Fund intends to distribute each year all of its net investment income for the year, if any, and approximately 22% of its net realized capital gains for such year, if any, other than precontribution gains allocated to a shareholder in connection with a tender offer or other extraordinary corporate event with respect to a security contributed by such shareholder, for which no capital gain distribution is made. In addition, whenever a distribution with respect to a precontribution gain is made, the Fund makes a special distribution to compensate shareholders receiving such distributions for taxes that may be due in connection with the precontribution gain and supplemental distributions. Special distributions accrued for or paid during the six month period ended June 30, 2000 totaled $5,104,441.

3 Shareholder Transactions

The Fund may issue an unlimited number of full and fractional shares. Transactions in Fund shares were as follows:

                                         Six Months Ended     Six Months Ended
                                             June 30,             June 30,
                                               2000                 1999
                                       -------------------- --------------------
   Redemptions                               (666,347)                 (222,480)
                                       -------------------- --------------------
   Net decrease                              (666,347)                 (222,480)
                                       -------------------- --------------------


Redemptions of shares held less than three years are generally subject to a redemption fee of 1% of the net asset value of shares redeemed. The redemption fee is paid to the Investment Adviser by the Fund on behalf of the redeeming shareholder. No charge is levied on redemptions of shares acquired through the reinvestment of distributions, shares redeemed in connection with a Tender Security or shares redeemed following the death of all of the initial holders of the shares redeemed. In addition, no fee applies to redemptions by shareholders, who, during any 12-month period, redeems less than 8% of the total number of shares held by the shareholder as of the beginning of the 12-month period. For the six months ended June 30, 2000 and June 30, 1999, the Investment Adviser received $683,221 and $137,888, respectively, in redemption fees.

4 Investment Transactions

Increases and decreases of the Fund's investment in Belvedere Capital for the six months ended June 30, 2000 aggregated $14,761,240 and $121,917,802 respectively, and for the six months ended June 30, 1999 aggregated $20,703,023 and $49,785,902, respectively. Purchases and sales of partnership preference units aggregated $101,895,368 and $12,733,012 for the six months ended June 30, 2000, and $209,000,000 and $168,858,852 for the six months ended June 30, 1999.
For the six months ended June 30, 2000, acquisitions of other real property, through purchases and contributions, totaled $157,100,000. There were no acquisitions of real property other than partnership preference units for the six months ended June 30, 1999.

Purchases and sales of partnership preference units during the period ended June 30, 2000 and sales of partnership preference units during the period ended June 30, 1999 include amounts purchased from and sold to other funds sponsored by Eaton Vance Management.

5 Indirect Investment in Portfolio

Belvedere Capital's interest in the Portfolio at June 30, 2000 was $8,894,702,269, representing 52.4% of the Portfolio's net assets, and at June 30, 1999 was $5,209,972,269, representing 45.0% of the Portfolio's assets. The Fund's investment in Belvedere Capital at June 30, 2000 was $2,234,901,756, representing 25.1% of Belvedere Capital's net assets, and at June 30, 1999 was $2,148,204,008, representing 41.2% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the six months ended June 30, 2000 totaled $43,951,952, of which $11,868,224 was allocated to the Fund. Investment income allocated to Belvedere Capital from the portfolio for the six months ended June 30, 1999 totaled $26,073,997, of which $11,778,087 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the six months ended June 30, 2000 totaled $18,388,926, of which $4,961,380 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the six months ended June 30, 1999 totaled $10,461,875, of which $4,769,940 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $1,698,367 for the six months ended June 30, 2000, representing $55,385 of operating expenses and $1,642,982 of service fees. Belvedere Capital allocated additional expenses to the Fund of $1,593,903 for the six months ended June 30, 1999, representing $71,990 of operating expenses and $1,521,913 of service fees (see Note 9).

A summary of the Portfolio's Statement of Assets and Liabilities, at June 30, 2000, December 31, 1999 and June 30, 1999 and its operations for the six months ended June 30, 2000, the year ended December 31, 1999 and the six months ended June 30, 1999 follows:

                                         June 30,             December 31,              June 30,
                                           2000                   1999                    1999
                                    -------------------- ------------------------ ---------------------
Investments, at value                   $16,968,560,668          $15,009,514,121       $11,600,175,904
Other Assets                                129,856,981              105,404,490            23,965,371
----------------------------------- -------------------- ------------------------ ---------------------
Total Assets                            $17,098,417,649          $15,114,918,611       $11,624,141,275
Total Liabilities                           122,641,585                  269,652            44,412,722
----------------------------------- -------------------- ------------------------ ---------------------
Net Assets                              $16,975,776,064          $15,114,648,959       $11,579,728,553
=================================== ==================== ======================== =====================
Dividends and interest                      $85,182,083             $135,795,086           $58,144,116
Investment adviser fee                       34,563,622               51,368,943            22,746,571
Other expenses                                1,049,805                1,599,875               682,895
----------------------------------- -------------------- ------------------------ ---------------------
Total expenses                              $35,613,427              $52,968,818           $23,429,466
----------------------------------- -------------------- ------------------------ ---------------------
Net investment income                       $49,568,656              $82,826,268           $34,714,650
Net realized gains (losses)                 528,149,257               19,281,587            31,011,816
Net unrealized gains                      1,165,290,091            1,954,982,313           800,339,021
----------------------------------- -------------------- ------------------------ ---------------------
Net increase in net assets from
operations                               $1,743,008,004           $2,057,090,168          $866,065,487
----------------------------------- -------------------- ------------------------ ---------------------

6 Rental Property

The average occupancy rate for real property held by Bel Residential, consisting of 2,681 residential units, was approximately 96% at June 30, 2000. The carrying value of real property owned by the Fund through Bel Residential at June 30, 2000 is as follows:

Land                                                                $ 23,565,000
Buildings, improvements and other depreciable assets                 133,535,000
                                                              ------------------
Carrying value                                                      $157,100,000
                                                              ------------------

7 Cancelable Interest Rate Swap Agreements

The Fund may enter into cancelable interest rate swap agreements in connection with its investments in partnership preference units and the associated borrowings. Under such agreements, the Fund has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of June 30, 2000, the Fund has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc. (MLCS) with respect to each of its holdings of partnership preference units and the associated borrowings. The Fund has the right to terminate the interest rate swap agreements beginning in the first half of 2003, at dates corresponding approximately to the initial call dates of the partnership preference units held by the Fund.

                                                                                       Unrealized       Unrealized
               Notional                                      Initial                 Appreciation/     Appreciation/
                Amount                                       Optional                (Depreciation)   (Depreciation)
 Effective      (000's          Fixed         Floating     Termination    Maturity    At June 30,     At December 31,
   Date        omitted)         Rate            Rate           Date         Date         2000              1999
------------------------------------------------------------------------------------------------------------------------
   2/98             $ 60,000       6.72%     Libor+.45%        2/03         2/05        $  2,431,800       $  2,190,325
   2/98              120,000      6.715%     Libor+.45%        2/03         2/05           4,884,750          4,404,500
   4/98               50,000       6.84%     Libor+.45%        2/03         2/05           1,820,667          1,579,937
   4/98              150,000      6.835%     Libor+.45%        4/03         4/05           3,791,582          4,983,531
   6/98               20,000       6.67%     Libor+.45%        6/03         2/05             826,850            747,192
   6/98               75,000       6.68%     Libor+.45%        6/03         2/05           3,075,000          2,768,906
   6/98               80,000      6.595%     Libor+.45%        6/03         2/05           3,518,900          3,236,267
   11/98              14,709       6.13%     Libor+.45%       11/03         2/05             883,399            871,658
   2/99               34,951       6.34%     Libor+.45%        2/04         2/05           1,813,943          1,732,927
   4/99                5,191       6.49%     Libor+.45%        2/04         2/05             239,966            223,114
   7/99               24,902      7.077%     Libor+.45%        7/04         2/05             580,760            396,636
   9/99               10,471       7.37%     Libor+.45%        9/04         2/05             121,880             23,193
   3/00               19,149       7.89%     Libor+.45%        2/04         2/05            (73,282)                  -
   3/00               70,000       7.71%     Libor+.45%         -           2/05           (233,392)                  -
------------------------------------------------------------------------------------------------------------------------
Total                                                                                   $ 23,682,823       $ 23,158,186
------------------------------------------------------------------------------------------------------------------------

8 Debt

A Mortgage - Real property held by Bel Residential is financed through a loan secured by cross-collateralized first mortgage liens on such real property. The balance at June 30, 2000 is as follows:

                                       Annual       Monthly
                                     Interest       Interest       Balance at
Maturity Date                           Rate        Payment*      June 30, 2000
-------------                           ----        --------      -------------
May 1, 2010                            8.33%        $781,844        $112,630,517

*Mortgage provides for monthly payments of interest only through May 1, 2010, with the entire principle balance due on May 1, 2010.

B Credit Facility--Belair Capital has obtained a $790,000,000 Credit Facility with a term of seven years from Merrill Lynch International Bank Limited. Belair Capital's obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of Bel Residential. Interest on borrowed funds is based on the prevailing LIBOR rate for the respective interest period plus a spread of 0.45% per annum. Belair Capital may borrow for interest periods of one month to five years. In addition, Belair Capital pays a commitment fee at a rate of 0.10% per annum on the unused amount of the loan commitment. Borrowings under the Credit Facility have been used to purchase qualifying assets, pay selling commissions and organizational expenses, and to provide for the short-term liquidity needs of the Fund. Additional borrowings under the Credit Facility may be made in the future for these purposes. At June 30, 2000, and December 31, 1999, amounts outstanding under the Credit Facility totaled $781,000,000 and $655,000,000, respectively.

9 Management Fee and Other Transactions with Affiliates

The Fund and the Portfolio have engaged Boston Management and Research (BMR), a wholly-owned subsidiary of Eaton Vance Management (EVM) as investment adviser. Under the terms of the advisory agreement with the Portfolio, BMR receives a monthly fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the six months ended June 30, 2000, and June 30, 1999 the advisory fee applicable to the Portfolio was 0.44% (annualized) and 0.46% (annualized), respectively, of average daily net assets for such periods. Belvedere Capital's allocated portion of the advisory fee was $17,845,464, of which $4,806,934 was allocated to the Fund, for the six months ended June 30, 2000, and $10,155,976, of which $4,619,261 was allocated to the Fund, for the six months ended June 30, 1999. In addition, Belair Capital pays BMR a monthly advisory and administrative fee of 1/20 of 1% (0.60% annually) of the average daily gross investment assets of Belair Capital (including the value of all assets of Belair Capital other than Belair Capital's investment in BREC, minus the sum of Belair Capital's liabilities other than the principal amount of money borrowed) and BREC pays BMR a monthly management fee at a rate of 1/20th of 1% (equivalent to 0.60% annually) of the average daily gross investment assets of BREC (which consist of all assets of BREC minus the sum of BREC's liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of BREC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BREC.). The advisory fee payable by the Portfolio in respect of Belair Capital's indirect investment in the Portfolio is credited toward Belcrest Capital's advisory and administrative fee payment. For the six months ended June 30, 2000 and June 30, 1999 the advisory and administrative fee payable to BMR by the Fund, less the Fund's allocated share of the Portfolio's advisory fee, totaled $3,527,449 and $3,174,777, respectively.

Eaton Vance Management (EVM) serves as manager of Belair Capital and receives no separate compensation for services provided in such capacity.

Pursuant to a servicing agreement between Belvedere Capital and Eaton Vance Distributors, Inc. (EVD), Belvedere Capital pays a servicing fee to EVD for providing certain services and information to shareholders. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Capital's average daily net assets and totaled $6,089,747 and $3,343,263 for the six months ended June 30, 2000 and June 30, 1999, respectively, of which $1,642,982 and $1,521,913 was allocated to Belair Capital for the respective periods. Pursuant to a servicing agreement between Belair Capital and EVD, Belair Capital pays a servicing fee to EVD on a quarterly basis at an annual rate of 0.20% of Belair Capital's average daily net assets, less Belair Capital's allocated share of the servicing fee payable by Belvedere Capital. For the six months ended June 30, 2000 and June 30, 1999 the servicing fee paid directly by Belair Capital totaled $427,406 and $469,081, respectively. Of the amounts allocated to and incurred by the Fund, for the six months ended June 30, 2000 and June 30, 1999, $2,066,178 and $828,542, respectively, were paid to subagents.

Equity Residential Properties Management Corp. (ERPM) an affiliate of the Bel Residential minority holder provides day to day management of Bel Residential pursuant to a management agreement (Note 1B). The management agreement provides for a management fee in the amount of 4% of gross collections and allows for reimbursement to the of payroll expenses incurred by ERPM.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Increases and decreases in Belair Capital's net asset value per share are derived from net investment income, and realized and unrealized gains and losses on Belair Capital's interest (through Belvedere Capital) in the Portfolio, real estate investments held through BREC and any direct investments of Belair Capital. Expenses of Belair Capital include its pro-rata share of the expenses of Belvedere Capital, and indirectly the Portfolio, as well as the actual and accrued expenses of Belair Capital and BREC, including its subsidiary Bel Residential. Belair Capital's most significant expense is interest incurred on borrowings incurred in connection with its real estate investments. Belair Capital's realized and unrealized gains and losses on investments are based on its allocated share of the realized and unrealized gains and losses of Belvedere Capital, and indirectly, the Portfolio, as well as realized and unrealized gains and losses on investments in real estate through BREC. The realized and unrealized gains and losses on investments have the most significant impact on Belair Capital's net asset value per share and result from sales of such investments  and  changes in their  underlying  value.  The  investments  of the
Portfolio consist primarily of common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Because the securities holding of the Portfolio are broadly diversified, the performance of the Portfolio cannot be attributed to one particular stock or one particular industry or market sector. The performance of the Portfolio and Belair Capital are substantially influenced by the overall performance of the United States stock market, as well as by the relative performance versus the overall market of specific stocks and classes of stocks in which the Portfolio maintains large positions. Through the impact of interest rates on the valuation of Belair Capital's investments in Partnership Preference Units through BREC and its positions in interest rate swap agreements, the performance of Belair Capital is also affected by movements in interest rates, and particularly, changes in credit spread relationships. On a combined basis, Belair Capital's Partnership Preference Units and interest rate swaps generally decline in value when credit spreads widen (as fixed income markets grow more risk-averse) and generally increase in value when credit spreads tighten.

Results of Operations For the Quarter ended June 30, 2000 and the Six Months Ended June 30, 2000

Belair Capital achieved total return performance of -0.2% for the quarter ended June 30, 2000. This return reflects a decrease in the Belcrest Capital's net asset value per share from $138.86 to $138.55. For comparison, the S&P 500, an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of -2.7% over the same period. Belair Capital had a total return of 5.4% for the quarter ended June 30, 1999.

During the second quarter of 2000, U.S. equity market leadership was concentrated in health care stocks and defensive consumer products stocks. Concerns about a peaking of economic growth pulled money away from other sectors more exposed to a weakening economy. Technology stocks were mixed, with the strong momentum of previous quarters focused on a narrow slice of telecom equipment and computer networking stocks. A number of tech-oriented stocks experienced dismal second quarter performance, as growth expectations were revised downward or valuations more carefully scrutinized. The relative performance of Belair Capital versus the S&P 500 was aided by Tax-Managed Growth

Portfolio's large holdings of drug and consumer products stocks, and its valuation-sensitive investment approach.

In the fixed income markets, the second quarter saw stable interest rates on benchmark government bonds and stable credit spreads. The performance of Belair Capital during the quarter was little impacted by changes in valuation of its holdings of partnership preference units.

Belair Capital achieved total return performance of 5.2% for the six months ended June 30, 2000. This return reflects an increase in Belair Capital's net asset value per share from $131.72 to $138.55. For comparison, the S&P 500, an unmanaged index of large capitalization stocks commonly used as a benchmark for U.S. stocks, had a total return of -0.4% over the same period. Belair Capital had a total return of 9.3% for the six months ended June 30, 1999.

During the six months ended June 30, 2000, the U.S. equity markets were lead by health care, semiconductor and semiconductor equipment, computer networking and energy stocks. Gains during the period were primarily achieved in the first three months. Growth stocks outperformed value stocks, and small cap stock benchmarks bested their large cap counterparts. Compared to the euphoric fourth quarter of 1999, markets showed considerably more caution in assessing valuations, and more skepticism in embracing story stocks lacking strong business fundamentals and a clear growth strategy. During the period, the relative performance of Belair Capital versus the S&P 500 benefited from Tax-Managed Growth Portfolio's large holdings of drug stocks, and its valuation-sensitive investment approach.

In the fixed income markets, the first half of 2000 saw declining interest rates on government bonds, particularly longer-maturity issues. Concerns about future availability created a scarcity value for 30-year Treasuries. At the long end of the maturity spectrum, credit spreads for corporate issues widened. The market for preferred securities in general, and real estate preferreds in particular, improved modestly. The Belair Capital's investments in real estate partnership preference units and associated borrowings had minimal impact on the Fund's performance during the first half of 2000.

Liquidity and Capital Resources

As of June 30, 2000, Belair Capital had outstanding borrowings of $781.0 million under the Credit Facility established with Merrill Lynch International Bank Limited, the term of which extends until February 6, 2005. Belair Capital has available under the Credit Facility $9.0 million to meet short-term liquidity need and for other purposes.

Belair Capital may redeem shares of Belvedere Capital at any time. Both Belvedere Capital and the Portfolio follow the practice of normally meeting redemptions by distributing securities drawn from the Portfolio. Belvedere Capital and the Portfolio may also meet redemptions by distributing cash. As of June 30, 2000, the Portfolio had cash and short-term investments totaling $731.5 million. The Portfolio participates in a $150 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had no outstanding borrowings under the $150 million line of credit at June 30, 2000, and, as of that date, the net assets of the Portfolio totaled $16,975.8 million. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of June 30, 2000, restricted securities, which are considered illiquid, constituted 4.4% of the net assets of the Portfolio.

The Partnership Preference Units held by BREC are not registered under the Securities Act and are subject to substantial restrictions on transfer. As such, they are considered illiquid.

BREC's investment in real estate apart from Partnership Preference Units is also considered illiquid. Bel Residential has been structured as an investment of at least ten years (until 2010), at which time a buy/sell mechanism may offer a measure of liquidity to both BREC and its minority shareholder.

Redemptions of Fund shares are met primarily by distributing securities drawn from the Portfolio, although cash may also be distributed. Shareholders generally do not have the right to receive the proceeds of Fund redemptions in cash.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The value of Fund shares may not increase or may decline. The performance of Belair Capital fluctuates. There can be no assurance that the performance of Belair Capital will match that of the United States stock market or that of other equity funds. In managing the Portfolio for the long-term, after-tax returns, the Portfolio's investment adviser generally seeks to avoid or minimize sales of securities with large accumulated capital gains, including contributed securities. Such securities constitute a substantial portion of the assets of the Portfolio. Although the Portfolio may utilize certain management strategies in lieu of selling appreciated securities, the Portfolio's, and hence Belair Capital's, exposure to losses during stock market declines may nonetheless be higher than funds that do not follow a general policy of avoiding sales of highly-appreciated securities.

The Portfolio invests in securities issued by foreign companies and Belair Capital may acquire foreign investments. Foreign investments involve considerations and possible risks not typically associated with investing in the United States. The value of foreign investments to U.S. investors may be adversely affected by changes in currency rates. Foreign brokerage commissions, custody fees and other costs of investing are generally higher than in the United States, and foreign investments may be less liquid, more volatile and more subject to government regulation than in the United States. Foreign investments could be adversely affected by other factors not present in the United States, including expropriation, confiscatory taxation, lack of uniform accounting and auditing standards, armed conflict, and potential difficulty in enforcing contractual obligations.

In managing the Portfolio, the investment adviser may purchase or sell derivative instruments (which derive their value by reference to other securities, indices, instruments, or currencies) to hedge against securities price declines and currency movements to enhance returns. Such transactions may include, without limitation, the purchase and sale of stock index futures contracts and options on stock index futures; the purchase of put options and the sale of call options on securities held; equity swaps; and the purchase and sale of forward currency exchange contracts and currency futures. The Portfolio may make short sales of securities provided that an equal amount is held of the security sold short (a covered short sale) and may also lend portfolio securities. Belair Capital utilizes interest rate swap agreements to fix the cost of its borrowings over the term of the Credit Facility. In the future, Belair Capital may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of these investment techniques is a specialized activity that may be considered speculative and which can expose Belair Capital and the Portfolio to significant risk of loss. Successful use of these investment techniques is subject to the ability and performance of the investment adviser. Belair Capital's and the Portfolio's ability to meet their investment objectives may be adversely affected by the use of these techniques. The writer of an option or a party to an equity swap may incur losses that substantially exceed the payments, if any, received from a counterparty. Swaps, caps, floors, collars and over-the-counter options are private contracts in which there is also a risk of loss in the event of a default on an obligation to pay by the counterparty. Such instruments may be difficult to value, may be illiquid and may be subject to wide swings in valuation caused by changes in the price of the underlying security, index, instrument or currency. In addition, if Belair Capital or the Portfolio has insufficient cash to meet margin, collateral or settlement requirements, it may have to sell assets to meet such requirements. Alternatively, should Belair Capital or the Portfolio fail to meet these requirements, the counterparty or broker may liquidate positions of Belair Capital or the Portfolio. The Portfolio may also have to sell or deliver securities holdings in the event that it is not able to purchase securities on the open market to cover its short positions or to close out or satisfy an exercise notice with respect to options positions it has sold. In any of these cases, such sales may be made at prices or in circumstances that the investment adviser considers unfavorable.

The Portfolio's ability to utilize covered short sales, certain equity swaps and certain equity collar strategies (combining the purchase of a put option and the sale of a call option) as a tax-efficient management technique with respect to holdings of appreciated securities is limited to circumstances in which the hedging transaction is closed out within thirty days of the end of the Portfolio's taxable year and the underlying appreciated securities position is held unhedged for at least the next ninety days after such hedging transaction is closed. There can be no assurance that counterparties will at all times be willing to enter into covered short sales, interest rate hedges, equity swaps and other derivative instrument transaction on terms satisfactory to Belair Capital or the Portfolio. Belair Capital's and the Portfolio's ability to enter into such transactions may also be limited by covenants under the Credit Facility, the federal margin regulations and other laws and regulations. The Portfolio's use of certain investment techniques may be constrained because the Portfolio is a diversified, open-end management investment company registered under the 1940 Act and because other investors in the Portfolio are regulated investment companies under Subchapter M of the Code. Moreover, Belair Capital and the Portfolio are subject to restrictions under the federal securities laws on their ability to enter into transactions in respect of securities that are subject to restrictions on transfer pursuant to the Securities Act.

Although intended to add to returns, the borrowing of funds to purchase Partnership Preference Units through BREC exposes Belair Capital to the risk that the returns achieved on the Partnership Preference Units will be lower than the cost of borrowing to purchase such assets and that the leveraging of Belair Capital to buy such assets will therefore diminish the returns to be achieved by Belair Capital as a whole. In addition, there is a risk that the availability of financing will be interrupted at some future time, requiring Belair Capital to sell assets to repay outstanding borrowings or a portion thereof. It may be necessary to make such sales at unfavorable prices. Belair Capital's obligations under the Credit Facility and mortgages are secured by a pledge of its assets. In the event of default, a lender could elect to sell assets of Belair Capital without regard to consequences of such action for shareholders. The rights of a lender to receive payments of interest on and repayments of principal of borrowings is senior to the rights of the shareholders. Under the terms of the Credit Facility, Belair Capital is not permitted to make distributions of cash or securities while there is outstanding an event of default under the Credit Facility. During such periods, Belair Capital would not be able to honor redemption requests or make cash distributions.

The Partnership Preference Units held by Belair Capital through its investment in BREC are subject to restrictions on transfer, including, among other restrictions, limitations on the manner of resale and the requirement that the general partner of the issuer consent to transfers. In addition, there is no active secondary market for any Partnership Preference Units that BREC holds. Accordingly, BREC's investments in Partnership Preference Units are illiquid. The success of BREC's investments in Partnership Preference Units depends in part on many factors related to the real estate market and to the issuing partnerships that may affect such partnerships' profitability and their ability to make distributions to holders of Partnership Preference Units. These factors include, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance, government rules and regulations, and acts of God. Although BREC's investments in Partnership Preference Units are, to some degree, insulated from risk by virtue of their senior position relative to other equity interests in the issuing partnerships and by their diversification across a range of property types and geographic regions, the above-referenced factors can substantially affect the value and marketability of such investments over time. There can be no assurance that the investments in Partnership Preference Units will be an economic success.

The valuations of Partnership Preference Units held by Belair Capital through its investment in BREC fluctuate over time to reflect, among other factors, changes in interest rates, changes in the perceived riskiness of such units (including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market. Increases in interest rates and increases in the perceived riskiness of such units or comparable or similar securities will adversely affect the valuation of the Partnership Preference Units. Fluctuation in the value of Partnership Preference Units derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges entered into by Belair Capital with respect to its borrowings under the Credit Facility. Fluctuations in the value of Partnership Preference Units derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges entered into by Belair Capital. Changes in the valuation of the Partnership Preference Units not offset by changes in the valuation of interest rate swap agreements or other interest rate hedges entered into by Belair Capital will cause the performance of Belair Capital to deviate from the performance of the Portfolio.

While Belair Capital's manager intends that BREC's investments in Bel Residential will reduce overall portfolio risk and volatility and contribute to returns over time, this investment exposes Belair Capital to certain additional risks as well. The performance of BREC's investment may be influenced by decisions which Bel Residential's minority shareholder may make on behalf of Bel Residential, and potential changes in the submarkets in which Bel Residential's buildings are located. The debt of Bel Residential is fixed-rate, secured by the underlying properties and with limited recourse to BREC. However, changes in interest rates, the availability of financing and other financial conditions can have a material impact on property values and therefore on the value of BREC's equity interest. Other factors bearing on the value of BREC's real estate investments, include, without limitation, general economic conditions, the supply and demand of comparable real properties, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, government rules and regulations, and acts of God. There can be no assurance that BREC's real estate investments will be an economic success.

Over time, the performance of Belair Capital can be expected to be more volatile than the performance of the Portfolio.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Fund is not aware of any pending legal proceedings to which the Fund is a party or to which their assets are subject.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. THE FOLLOWING IS A LIST OF ALL EXHIBITS FILED AS PART OF THIS FORM 10Q:

     10(2)(a) Amendment No. 1 dated as of December 28, 1999 to Management Agreement

     27        Financial Data Schedules

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer of its Manager, Eaton Vance Management thereunto duly authorized on August 14, 2000.

                                BELAIR CAPITAL FUND LLC
                                (Registrant)

                                By:     EATON VANCE MANAGEMENT,
                                        its Manager

                                By:     /s/ James L. O'Connor
                                        -----------------------------------
                                        James L. O'Connor
                                        Vice President



                                By:     /s/ William M. Steul
                                        ------------------------------------
                                        William M. Steul
                                        Chief Financial Officer

                                  EXHIBIT INDEX

10(2)(a) Amendment No. 1 dated as of December 28, 1999 to Management Agreement

27   Financial Data Schedules