Form 10-Q
period 2000-09-30
BELAIR CAPITAL FUND LLC
filed 2000-11-14
CIK 1050816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000
                          Commision File No. 0002-25767


                             Belair Capital Fund LLC
                             -----------------------
             (Exact name of registrant as specified in its charter)


     Massachusetts                                        04-3404037
     -------------                          ------------------------------------
(State of organization)                     (I.R.S. Employer Identification No.)


      The Eaton Vance Building
255 State Street, Boston, Massachusetts                                 02109
---------------------------------------                                 -----
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number:          617-482-8260
                                ------------------------------


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
                                Index to Form 10Q

PART I - FINANCIAL INFORMATION

                                                                            Page
Item 1.   Consolidated Financial Statements                                    3

          Consolidated  Statements of Assets and
          Liabilities as of September 30, 2000
          (unaudited) and December 31, 1999                                    3

          Consolidated  Statements  of  Operations
          For the Three  Months  Ended September  30,
          2000 and 1999  (unaudited)  for the Nine  Months
          Ended September 30, 2000 and 1999 (unaudited)                        4

          Consolidated  Statements  of Changes in Net Assets
          For the Nine Months Ended September 30, 2000 and
          1999 (unaudited)                                                     6

          Consolidated  Statements  of Cash  Flows  for the
          Nine  Months  Ended September 30, 2000 and 1999
          (unaudited)                                                          7

          Notes to Financial Statements as of September 30, 2000
          (unaudited)                                                          9


Item 2.   Management's  Discussion  and  Analysis  of  Financial
          Condition  and Results of Operations                                19

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          21

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   25

Item 2.   Changes in Securities and Use of Proceeds                           25

Item 3.   Defaults Upon Senior Securities                                     25

Item 4.   Submission of Matters to a Vote of Security Holders                 25

Item 5.   Other Information                                                   25

Item 6.   Exhibits and Reports on Form 8-K                                    25


SIGNATURES                                                                    26

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------

 BELAIR CAPITAL FUND LLC
 Consolidated Statements of Assets and Liabilities

                                                                              September 30,
                                                                                  2000              December 31,
                                                                               (Unaudited)              1999
                                                                           -------------------   ------------------
 Assets:
     Investment in Belvedere Capital LLC                                       $2,247,172,734       $2,228,073,699
     Investment in real estate partnership preference units                       519,518,264          502,999,255
     Investment in other real estate                                              346,596,989                    -
     Short-term investments                                                         7,135,351                    -
                                                                           -------------------   ------------------
                    Total investments                                          $3,120,423,338       $2,731,072,954
     Cash                                                                          15,193,232            3,802,594
     Receivable for open swap contracts                                            11,605,222           23,158,186
     Prepaid and deferred expenses                                                  7,294,119              338,678
     Escrow deposits - restricted                                                  11,692,254                    -
     Swap interest receivable                                                         461,778               24,814
     Dividends receivable                                                               9,236              608,281
     Other assets                                                                     654,301                    -
                                                                           -------------------   ------------------
             Total Assets                                                      $3,167,333,480       $2,759,005,507
                                                                           -------------------   ------------------
 Liabilities:
    Loan payable                                                                 $710,000,000         $655,000,000
    Mortgage payable                                                              259,790,536                    -
    Minority interest in controlled subsidiaries                                   33,659,403              208,000
    Special distributions payable                                                   3,100,036                    -
    Security deposits                                                               1,101,862                    -
    Payable for Fund shares redeemed                                                1,402,500            1,072,380
    Accrued Expenses
        Interest expense                                                            8,297,191            8,156,260
        Accrued property taxes                                                      2,896,696                    -
        Other liabilities and accrued expenses                                      1,628,681              199,114
                                                                           -------------------   ------------------
             Total Liabilities                                                 $1,021,876,905         $664,635,754
                                                                           -------------------   ------------------
 Net assets                                                                    $2,145,456,575       $2,094,369,753
                                                                           ===================   ==================

 Shareholders' Capital
                                                                           -------------------   ------------------
     Shareholders' capital                                                     $2,145,456,575       $2,094,369,753
                                                                           -------------------   ------------------

                                                                           -------------------   ------------------
Shares Outstanding                                                                 15,110,588           15,900,744
                                                                           -------------------   ------------------

                                                                           -------------------   ------------------
Net Asset Value and Redemption Price Per Share                                        $141.98              $131.72
                                                                           -------------------   ------------------

BELAIR CAPITAL FUND LLC
 Consolidated Statements of Operations
 (Unaudited)                                                Three months       Three months       Nine months        Nine months
                                                                ended              ended              ended             ended
                                                            September 30,      September 30,     September 30,      September 30,
                                                                2000               1999               2000              1999
                                                          ------------------ ------------------ -----------------  ----------------
 Investment Income:
      Dividends allocated from Belvedere Capital                 $4,561,646         $4,661,462       $14,355,477       $14,020,021
         (net of foreign taxes of $26,473, $148,
          $114,895 and 141,505, respectively)
      Interest allocated from Belvedere Capital                   1,867,157          1,481,654         3,941,550         3,901,182
      Expenses allocated from Belvedere Capital                 (3,379,134)        (3,153,084)      (10,031,422)       (9,516,927)
                                                          ------------------ ------------------ -----------------  ----------------
      Net investment income allocated from
      Belvedere Capital                                          $3,049,669         $2,990,032        $8,265,605        $8,404,276
      Dividends from partnership preference units                 4,432,023         10,757,794        33,617,226        34,413,868
      Interest income on swaps                                      736,216                  -           641,984                 -
      Rental income                                               7,779,044                  -         7,779,044                 -
      Interest                                                      227,045            109,384           434,673           274,954
                                                          ------------------ ------------------ -----------------  ----------------
              Total investment income                           $16,223,997        $13,857,210       $50,738,532       $43,093,098
                                                          ------------------ ------------------ -----------------  ----------------
 Expenses:
     Investment advisor fees                                     $1,950,850         $1,672,556        $5,478,299        $4,847,333
     Property management fees                                       302,112                  -           302,112                 -
     Service fees                                                   212,781            222,936           640,187           692,017
     Interest expense on credit facility                         12,979,682          9,296,362        36,778,445        26,227,265
     Interest expense on mortgages                                3,174,021                  -         3,174,021                 -
     Interest expense on swap contracts                                   -          1,840,990                 -         5,313,558
     Depreciation and amortization                                1,635,182             27,666         1,690,013            66,436
     Property taxes and insurance                                   777,168                  -           777,168                 -
     Property and maintenance expenses                            1,985,385                  -         1,985,385                 -
     Custodian and transfer agent fees                               21,887             17,886           102,026            49,837
     Legal and accounting services                                  387,416            128,007           791,633           554,423
     Printing and postage                                             2,493                419             7,293             5,279
     Miscellaneous                                                 (23,035)             11,562            26,666            13,860
                                                          ------------------ ------------------ -----------------  ----------------
             Total expenses                                     $23,405,942        $13,218,384       $51,753,248       $37,770,008
                                                          ------------------ ------------------ -----------------  ----------------
Net investment income before minority interest
In share of net loss of controlled
subsidiaries                                                   $(7,181,945)                  -      $(1,014,716)                 -
               Minority interest net loss of
                controlled subsidiaries                              42,579                  -            42,579                 -
                                                          ------------------ ------------------ -----------------  ----------------
 Net investment income (loss)                                  $(7,139,366)           $638,826        $(972,137)        $5,323,090
                                                          ------------------ ------------------ -----------------  ----------------


Realized and Unrealized Gain (Loss)
 Net realized gain (loss) -
      Investment transactions from Belvedere                  $(18,424,329)         $2,783,853       $29,873,588        $9,177,648
      Capital
      Investment transactions in partnership                   (15,231,759)        (8,937,720)      (18,177,972)      (17,179,148)
      preference units
      Termination of interest rate swap contracts                 2,241,000                  -         2,241,000                 -
                                                          ------------------ ------------------ -----------------  ----------------
              Net realized gain (loss)                        $(31,415,088)       $(6,153,867)       $13,936,616      $(8,001,500)
                                                          ------------------ ------------------ -----------------  ----------------
 Change in unrealized appreciation
 (depreciation) -
      Investment in Belvedere Capital                           $42,372,981     $(169,040,091)     $ 102,843,747      $(8,061,449)
      Investments in partnership preference units                62,495,119        (2,940,299)        61,127,867      (16,703,277)
      Interest rate swap contracts                             (12,077,601)        (1,316,821)      (11,552,964)        26,779,122
                                                          ------------------ ------------------ -----------------  ----------------
     Net change in unrealized
             appreciation/(depreciation)                        $92,790,499     $(173,297,211)      $152,418,650        $2,014,396
                                                          ------------------ ------------------ -----------------  ----------------
      Net realized and unrealized gain (loss)                   $61,375,411     $(179,451,078)     $ 166,355,266      $(5,987,104)
                                                          ------------------ ------------------ -----------------  ----------------
      Net increase (decrease) in net assets from
                      operations                                $54,236,045     $(178,812,252)      $165,383,129        $(664,014)
                                                          ================== ================== =================  ================

BELAIR CAPITAL FUND LLC
Consolidated Statements of Changes in Net Assets   (Unaudited)
                                                                              Nine Months         Nine Months
                                                                                 ended               Ended
                                                                              September 30,      September 30,
                                                                                 2000                1999
                                                                          -------------------  ------------------
 Increase (Decrease) in Net Assets:
     Net investment income (loss)                                                 $(972,137)          $5,323,090
     Net realized gain (loss) on investment transactions                          13,936,616         (8,001,500)
     Net change in unrealized appreciation (depreciation) of
      investments                                                                152,418,650           2,014,396
                                                                          -------------------  ------------------
             Net increase (decrease) in net assets from
            operations                                                          $165,383,129          $(664,014)
                                                                          -------------------  ------------------

 Transactions in Fund shares -
     Net asset value of shares redeemed                                       $(107,183,581)       $(62,997,811)
                                                                          -------------------  ------------------
    Net decrease in net assets from Fund share transactions                   $(107,183,581)       $(62,997,811)
                                                                          -------------------  ------------------

Distributions to shareholders -
   Special distributions to Shareholders                                        $(7,112,726)                  -
                                                                          -------------------  ------------------
                  Total distributions                                           $(7,112,726)                  -
                                                                          -------------------  ------------------

 Net increase (decrease) in net assets                                           $51,086,822       $(63,661,825)

 Net assets:
    Beginning of period                                                        2,094,369,753       1,932,848,372
                                                                          -------------------  ------------------
     End of period                                                            $2,145,456,575   $1,869,186,547
                                                                          ===================  ==================

BELAIR CAPITAL FUND LLC
Consolidated Statements of Cash Flows (Unaudited)
                                                                                      Nine months         Nine months
                                                                                         Ended               Ended
                                                                                     September 30,       September 30,
                                                                                         2000                1999
                                                                                   ------------------  ------------------
Cash flows from (for) Operating Activities -
Net investment income(loss)                                                              $ (972,137)        $  5,323,090
Adjustments to reconcile net investment income to net
cash flows used for operating activity -
       Amortization of organization and other deferred expenses                           1,690,022               66,436
       Net investment income allocated from Belvedere Capital                            (8,265,605)         (8,404,276)
       Payment of organization and offering expenses                                               -           (443,560)
       (Increase) decrease in dividends receivable                                           599,045         (5,094,955)
       Increase in interest receivable for open swap contracts                             (436,964)                   -
       Increase in interest payable for open swap contracts                                        -             475,260
       Increase in deferred expenses                                                     (1,902,659)                   -
       Increase in prepaid expenses                                                        (121,758)                   -
       Decrease in escrow deposits                                                            87,691            (12,139)
       Decrease in other assets                                                              487,328                   -
       Increase in accrued property taxes                                                  1,203,892                   -
       Increase (decrease) in accrued interest and operating expenses                      (726,900)             101,646
       Purchases of partnership preference units                                       (101,895,368)       (409,000,000)
       Payments for investments in other real property                                  (66,714,705)                   -
       Improvements to real estate                                                       (1,030,729)
       Sales of partnership preference units                                             128,326,254         358,486,052
       Gain on terminated swaps                                                            2,241,000                   -
       Net decrease in investment in Belvedere Capital                                    45,494,018          43,557,536
       Minority interest in share of net investment loss of                                                            -
               controlled subsidiaries                                                        42,579                   -
       Increase in short-term investments                                                (7,135,351)                   -
                                                                                   --------------------------------------
       Net cash flows used for operating activities                                     $(9,030,347)      $ (14,944,910)
Cash Flows for Financing Activities -
       Proceeds from loan                                                                $55,000,000        $ 62,000,000
       Payments for Fund shares redeemed                                                (30,566,325)        (23,852,610)
       Special distributions paid                                                        (4,012,690)                   -
                                                                                   --------------------------------------
       Net cash flows from financing activities                                    $    20,420,985          $ 38,147,390

Net increase in cash                                                                      11,390,638          23,202,480

Cash at beginning of period                                                                3,802,594           2,711,580
                                                                                   ------------------  ------------------
Cash at end of period                                                                   $ 15,193,232        $ 25,914,060
                                                                                   ==================  ==================


Supplemental Disclosure and Non-cash Investing and
Financing Activities-
       Unrealized appreciation of investments and open swap contracts                  $ 658,953,731       $ 215,374,591
       Interest paid for loan                                                           $ 38,221,787       $  25,947,174
       Interest received (paid) for swap contracts                                       $   205,020       $ (4,838,298)
       Interest paid for mortgages                                                        $1,589,748                   -
       Market value of securities distributed in payment of redemptions                 $ 76,287,136       $  39,145,201
       Market value of real property and other assets, net of current
          liabilities, contributed to Bel Residential                                   $359,843,727                   -
       Mortgage assumed in connection with acquisition of real property                $ 259,790,536                   -

BELAIR CAPITAL FUND LLC as of September 30, 2000
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

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

B Subsidiaries--Belair Capital invests in real estate through its subsidiary Belair Real Estate Corporation (BREC). BREC invests directly in partnership preference units and indirectly in real property through controlled subsidiaries, Bel Residential Properties Trust (Bel Residential) and Bel Alliance Communities, LLC (Bel Communities).

BREC - BREC invests directly in partnership preference units and also holds majority interests in Bel Residential and Bel Communities. At September 30, 2000, Belair Capital owned 100% of the common stock issued by BREC and intends to hold all of BREC's common stock at all times. Approximately 105 charitable organizations own preferred stock of BREC which has been recorded as a minority interest on the Statement of Assets and Liabilities. The preferred stock has a par value of $.01 per share and is redeemable by BREC at a redemption price of $100 after the occurrence of certain tax events or after December 31, 2004. Dividends on the preferred stock are cumulative and payable annually in arrears in December in an amount equal to $8 per share per annum.

Bel Residential- Bel Residential, a majority owned subsidiary of BREC, indirectly owns eleven multi-family residential properties (collectively, the Bel Residential properties) located in seven states (Texas, Arizona, Georgia, North Carolina, Washington, Colorado and Florida). BREC owns Class A units of Bel Residential, representing a 75% equity interest in Bel Residential, and a minority shareholder (the Bel Residential minority shareholder) owns Class B units, representing a 25% equity interest in Bel Residential. The equity interest of the Bel Residential minority shareholder is recorded as a minority interest on the Statement of Assets and Liabilities. The primary distinction between the two classes of shares is the distribution priority and voting rights. BREC has priority in distributions and has greater voting rights than the holder of Class B units.

Bel Communities --- Bel Communities, a majority owned subsidiary of BREC, indirectly owns twenty multi-family residential properties (collectively, the Bel Communities properties) located in eight states ( North Carolina, South Carolina, Texas, Virginia, Nevada, Tennessee, Florida and Georgia). BREC indirectly owns 100% of the Class A units of Bel Communities, representing 60% of the equity interests in Bel Communities, and a minority shareholder (the Bel Communities minority shareholder) owns 100% of the Class B units, representing 40% of the equity interests in Bel Communities. The Class B equity interest is recorded as a minority interest on the Statement of Assets and Liabilities. The primary distinction between the two classes of shares is the distribution priority and voting rights. BREC has priority in distributions and has greater voting rights than the holders of the Class B units.

The accompanying consolidated financial statements include the accounts of Belair Capital, BREC, Bel Residential and Bel Communities (collectively, the
Fund). All material intercompany accounts and transactions have been eliminated.

2 Significant Accounting Policies The following is a summary of significant accounting policies consistently followed by the Fund in the preparation of its financial statements. The policies are in conformity with generally accepted accounting principles.

A Investment Costs--The Fund's investment assets were acquired through contributions of common stock by shareholders in exchange for Shares of Belair Capital, in private purchases of partnership preference units and through contributions of real estate investments in exchange for minority interests in controlled subsidiaries. Upon receipt of common stock from shareholders Belair Capital immediately exchanged the contributed securities into Belvedere Capital for shares thereof, and Belvedere Capital, in turn, immediately thereafter exchanged the contributed securities into the Portfolio for an interest in the Portfolio. The cost at which the Fund's investments of contributed common stock are carried on the books and in the financial statements is the value of the contributed common stock as of the close of business on the day prior to their contribution to the Fund. The initial tax basis of the Fund's investment in the Portfolio through Belvedere Capital is the same as the contributing shareholders' basis in securities and cash contributed to the Fund. The initial tax and financial reporting basis of securities and real estate investments purchased by the Fund is the purchase cost. The initial financial reporting basis of real estate investments contributed to the Fund is the market value of the investments on contribution date. The initial tax basis of real estate investments contributed to the Fund is the contributor's tax basis at the time of contribution or value at the time of contribution, depending on the taxability of the contribution.

B Investment Valuations--The Fund's investments consist of partnership preference units, other real property investments, shares of Belvedere Capital and short-term debt securities. Belvedere Capital's only investment is an interest in the Portfolio, the value of which is derived from a proportional interest therein. Additionally, the Fund has entered into interest rate swap contracts (see Note 8). The valuation policy followed by the Fund, Belvedere Capital and the Portfolio for all assets, other than real property, is as follows:

Marketable securities, including options, that are listed on foreign or U.S. securities exchanges or in the NASDAQ National Market System are valued at closing sale prices on the exchange where such securities are principally traded. Futures positions on securities or currencies are generally valued at closing settlement prices. Unlisted or listed securities for which closing sale prices are not available are valued at the mean between the latest bid and asked prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost, which approximates value. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, are normally valued on the basis of valuations furnished by a pricing service. Investments held by the Portfolio for which valuations or market quotations are unavailable are valued at fair value using methods determined in good faith by or at the direction of the Trustees. Interest rate swap contracts are valued by obtaining dealer or counterparty quotes.

The value of the Fund's real estate assets is determined in good faith by Boston Management and Research, as Manager of BREC, taking into account all relevant factors, data and information, including, with respect to investments in partnership preference units, information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments other than partnership preference units are generally stated at estimated market values based upon independent valuations. Detailed investment valuations, which include the discounted cash flow method of appraisal, are performed annually and reviewed periodically and adjusted if there has been a significant change in economic circumstances since the previous valuation. The discounted cash flow method of appraisal projects future cash inflows and outflows, and presumes a sales price at the end of a holding period. Such amounts are discounted at an appropriate rate of return that a prudent buyer would currently require to purchase the real estate assets. The valuation of investments assumes the orderly disposition of all assets.

C Escrow Accounts--The escrow accounts related to Bel Residential and Bel Communities consist of deposits for real estate taxes, insurance, environmental, renovation, reserve for replacements and capital repairs required under the mortgage agreement, debt service, and security deposit accounts. Bel Residential and Bel Communities have no access to these funds once deposited into the escrow accounts. Amounts are held by the financial institution and controlled by the lender (Note 9).

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

G Rental Operations-- The apartment units held indirectly by Bel Residential are leased to residents generally for a term of one year renewable upon consent of both parties on a year-to-year or month-to-month basis. The apartment units held indirectly by Bel Communities are leased to residents for terms of one year or less, with monthly payments due in advance.

H Income--Dividend income is recorded on the ex-dividend date and interest and rental income are recorded on the accrual basis.

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

I Rental Property and Depreciation--Costs incurred in connection with acquisitions of properties have been capitalized. Significant betterments and improvements are capitalized as part of the building and improvements.
Depreciation of the buildings and improvements is computed using the straight line and accelerated methods over the estimated useful lives of the related assets, which range up to 30 years for buildings and up to ten years for building and land improvements and up to ten years for furniture, fixtures and equipment.

J Organization Costs and Deferred Expenses--Costs incurred by the Fund in connection with its organization are being amortized on a straight-line basis over five years. Costs incurred in connection with BREC are expensed as incurred. Deferred costs of Bel Residential and Bel Communities consist of deferred mortgage origination expenses which are amortized over the terms of the loan.

K Income Taxes--Belair Capital, Belvedere Capital and the Portfolio are treated as partnerships for federal income tax purposes. As a result, Belair Capital, Belvedere Capital and the Portfolio do not incur federal income tax liability, and the shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss, and deduction. The policy of BREC, Bel Residential and Bel Communities is to comply with the Internal Revenue Code applicable to REITs. BREC, Bel Residential and Bel Communities will generally not be subject to federal income tax to the extent that they distribute their earnings to their stockholders each year and maintain their qualification as a REIT.

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

N Interim Financial Statements--The interim financial statements relating to September 30, 2000 and for the nine months then ended have not been audited by independent certified public accountants, but in the opinion of the Fund's management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial statements.

3 Distributions to Shareholders

The Fund intends to distribute each year all of its net investment income for the year, if any, and approximately 22% of its net realized capital gains for such year, if any, other than precontribution gains allocated to a shareholder in connection with a tender offer or other extraordinary corporate event with respect to a security contributed by such shareholder, for which no capital gain distribution is made. In addition, whenever a distribution in respect to a precontribution gain is made, the Fund makes a special distribution to compensate shareholders receiving such distributions for taxes that may be due in connection with the precontribution gain and supplemental distributions. Special distributions accrued for or paid during the nine month period ended September 30, 2000 totaled $7,112,726.

4 Shareholder Transactions

The Fund may issue an unlimited number of full and fractional shares. Transactions in Fund shares were as follows:

                                        Nine Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                              2000                 1999
                                       -------------------- --------------------
  Redemptions                               (790,156)                 (515,352)
                                       -------------------- --------------------
  Net decrease                              (790,156)                 (515,352)
                                       -------------------- --------------------

Redemptions of shares held less than three years are generally subject to a redemption fee of 1% of the net asset value of shares redeemed. The redemption fee is paid to Eaton Vance Distributors, Inc. (EVD) by the Fund on behalf of the redeeming shareholder. No charge is levied on redemptions of shares acquired through the reinvestment of distributions, shares redeemed in connection with a tender offer or other extraordinary corporate event with respect to a contributed security or shares redeemed following the death of all of the initial holders of the shares redeemed. In addition, no fee applies to redemptions by shareholders, who, during any 12-month period, redeems less than 8% of the total number of shares held by the shareholder as of the beginning of the 12-month period. For the nine months ended September 30, 2000 and September 30, 1999, EVD received $778,730 and $360,657, respectively, in redemption fees.

5 Investment Transactions

Increases and decreases of the Fund's investment in Belvedere Capital for the nine months ended September 30, 2000 aggregated $126,179,202 and $248,063,107 respectively, and for the nine months ended September 30, 1999 aggregated $21,680,018 and $104,382,755, respectively. Purchases and sales of partnership preference units aggregated $101,895,368 and $128,326,254 for the nine months ended September 30, 2000, and $409,000,000 and $358,486,052 for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, acquisitions of other real property, through purchases and contributions, totaled $346,847,008. There were no acquisitions of real property other than partnership preference units for the nine months ended September 30, 1999.

Purchases and sales of partnership preference units during the period ended September 30, 2000 and sales of partnership preference units during the period ended September 30, 1999 include amounts purchased from and sold to other funds sponsored by Eaton Vance Management.

6 Indirect Investment in Portfolio

Belvedere Capital's interest in the Portfolio at September 30, 2000 was $9,826,270,245, representing 53.8% of the Portfolio's net assets, and at September 30, 1999 was $6,567,348,215, representing 51.5% of the Portfolio's assets. The Fund's investment in Belvedere Capital at September 30, 2000 was $2,247,172,734, representing 22.9% of Belvedere Capital's net assets, and at September 30, 1999 was $1,931,317,944, representing 29.4% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the nine months ended September 30, 2000 totaled $70,963,408, of which $18,297,027 was allocated to the Fund. Investment income allocated to Belvedere Capital from the Portfolio for the nine months ended September 30, 1999 totaled $43,288,145, of which $17,921,203 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the nine months ended September 30, 2000 totaled $28,888,244, of which $7,467,956 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the nine months ended September 30, 1999 totaled $16,940,614, of which $7,116,523 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $2,563,466 for the nine months ended September 30, 2000, representing $71,506 of operating expenses and $2,491,960 of service fees. Belvedere Capital allocated additional expenses to the Fund of $2,400,404 for the nine months ended September 30, 1999, representing $103,753 of operating expenses and $2,296,651 of service fees (see Note 10).

A summary of the Portfolio's Statement of Assets and Liabilities, at September 30, 2000, December 31, 1999 and September 30, 1999 and its operations for the nine months ended September 30, 2000, the year ended December 31, 1999 and the nine months ended September 30, 1999 follows:

                                       September 30,          December 31,           September 30,
                                           2000                   1999                    1999
                                    -------------------- ------------------------ ---------------------
Investments, at value                   $18,195,602,562          $15,009,514,121       $12,750,511,786
Other Assets                                279,625,633              105,404,490            11,587,842
----------------------------------- -------------------- ------------------------ ---------------------
Total Assets                            $18,475,228,195          $15,114,918,611       $12,762,099,628
Total Liabilities                           215,812,049                  269,652               174,903
----------------------------------- -------------------- ------------------------ ---------------------
Net Assets                              $18,259,416,146          $15,114,648,959       $12,761,924,725
=================================== ==================== ======================== =====================
Dividends and interest                     $135,806,873             $135,795,086           $94,362,172
Investment adviser fee                       53,698,628               51,368,943            36,125,499
Other expenses                                1,603,375                1,599,875             1,022,728
----------------------------------- -------------------- ------------------------ ---------------------
Total expenses                              $55,302,003              $52,968,818           $37,148,227
----------------------------------- -------------------- ------------------------ ---------------------
Net investment income                       $80,504,870              $82,826,268           $57,213,945
Net realized gains                          203,183,788               19,281,587            46,838,127
Net unrealized gains (losses)               787,635,595            1,954,982,313         (205,241,641)
----------------------------------- -------------------- ------------------------ ---------------------
Net increase (decrease) in net
assets from operations                   $1,071,324,253           $2,057,090,168        $(101,189,569)
----------------------------------- -------------------- ------------------------ ---------------------

7 Rental Property

The average occupancy rate for real property held by Bel Residential, consisting of 2,681 residential units, was approximately 96% at September 30, 2000. The average occupancy rate for real property held by Bel Communities, consisting of 5,014 residential units, was approximately 92% at September 30, 2000. The carrying value of real property owned by the Fund through Bel Residential and Bel Communites at September 30, 2000 is as follows:

Land                                                               $ 62,047,686
Buildings, improvements and other depreciable assets                294,024,475
Accumulated depreciation                                             (9,475,172)
                                                                   -------------
Carrying value                                                     $346,596,989
                                                                   -------------
                                                                   -------------

8 Cancelable Interest Rate Swap Agreements

The Fund may enter into cancelable interest rate swap agreements in connection with its investments in partnership preference units and the associated borrowings. Under such agreements, the Fund has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of September 30, 2000, the Fund has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc. (MLCS) with respect to each of its holdings of partnership preference units and the associated borrowings. The Fund has the right to terminate the interest rate swap agreements beginning in the first half of 2003, at dates corresponding approximately to the initial call dates of the partnership preference units held by the Fund.

                                                                                       Unrealized
               Notional                                      Initial                 Appreciation/      Unrealized
                Amount                                       Optional                (Depreciation)    Appreciation
 Effective      (000's          Fixed         Floating     Termination    Maturity    At September    At December 31,
   Date        omitted)         Rate            Rate           Date         Date        30, 2000           1999
------------------------------------------------------------------------------------------------------------------------
   2/98              $60,000       6.72%     Libor+.45%        2/03         2/05    $              -      $   2,190,325
   2/98              120,000      6.715%     Libor+.45%        2/03         2/05           2,887,854          4,404,500
   4/98               50,000       6.84%     Libor+.45%        2/03         2/05           1,004,870          1,579,937
   4/98              150,000      6.835%     Libor+.45%        4/03         4/05           3,103,542          4,983,531
   6/98               20,000       6.67%     Libor+.45%        6/03         2/05             485,226            747,192
   6/98               75,000       6.68%     Libor+.45%        6/03         2/05           1,794,138          2,768,906
   6/98               80,000      6.595%     Libor+.45%        6/03         2/05           2,135,569          3,236,267
   11/98              14,709       6.13%     Libor+.45%       11/03         2/05             608,631            871,658
   2/99               34,951       6.34%     Libor+.45%        2/04         2/05           1,168,667          1,732,927
   4/99                5,191       6.49%     Libor+.45%        2/04         2/05             146,349            223,114
   7/99               24,902      7.077%     Libor+.45%        7/04         2/05             143,191            396,636
   9/99               10,471       7.37%     Libor+.45%        9/04         2/05            (59,602)             23,193
   3/00               19,149       7.89%     Libor+.45%        2/04         2/05           (365,614)                  -
   3/00               70,000       7.71%     Libor+.45%         -           2/05         (1,447,599)                  -
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Total                                                                                   $ 11,605,222       $ 23,158,186
------------------------------------------------------------------------------------------------------------------------

9 Debt

A Mortgage - Real property held by Bel Residential is financed through a loan secured by cross-collateralized first mortgage liens on such real property. The balance at September 30, 2000 is as follows:

                       Annual           Monthly
                      Interest          Interest            Balance at
Maturity Date           Rate            Payment*        September 30, 2000
-------------         --------          --------        ------------------
May 1, 2010             8.33%           $781,844           $112,630,517

* Mortgage provides for monthly payments of interest only through May 1, 2010, with the entire principal balance due on May 1, 2010.

Real property held by Bel Communities is financed through loans collateralized by its real estate assets, mortgage loan deposit accounts including all subaccounts thereunder, and an assignment of certain leases and rents. Balances at September 30, 2000 are as follows:

                       Annual        Principal and       Balance at
                      Interest          Interest        September 30,
Maturity Date           Rate            Payment             2000
-------------         -----------------------------------------------
October 1, 2010         8.54%           $  540,643      $ 70,054,090
October 1, 2010         8.53%              594,518        77,105,929
                                        ----------------------------
                                        $1,135,161      $147,160,019
                                        ----------------------------

The maturities of mortgages for the five years subsequent to September 30, 2000 are as follows:


Years Ending September 30,                                         Amount
--------------------------                                         ------
2001                                                            $  1,009,031
2002                                                               1,187,898
2003                                                               1,291,121
2004                                                               1,405,729
2005                                                               1,530,510
Thereafter                                                       253,366,247
                                                                ------------
                                                                $259,790,536

B Credit Facility--Belair Capital has obtained a $790,000,000 Credit Facility with a term of seven years from Merrill Lynch International Bank Limited. Belair Capital's obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of Bel Residential and Bel Communities. Interest on borrowed funds is based on the prevailing LIBOR rate for the respective interest period plus a spread of 0.45% per annum. Belair Capital may borrow for interest periods of one month to five years. In addition, Belair Capital pays a commitment fee at a rate of 0.10% per annum on the unused amount of the loan commitment. Borrowings under the Credit Facility have been used to purchase qualifying assets, pay selling commissions and organizational expenses, and to provide for the short-term liquidity needs of the Fund. Additional borrowings under the Credit Facility may be made in the future for these purposes. At September 30, 2000, and December 31, 1999, amounts outstanding under the Credit Facility totaled $710,000,000 and $655,000,000, respectively.

10 Management Fee and Other Transactions with Affiliates

The Fund and the Portfolio have engaged Boston Management and Research (BMR), a wholly-owned subsidiary of Eaton Vance Management (EVM) as investment adviser. Under the terms of the advisory agreement with the Portfolio, BMR receives a monthly fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the nine months ended September 30, 2000, and September 30, 1999 the advisory fee applicable to the Portfolio was 0.43% (annualized) and 0.45% (annualized), respectively, of average daily net assets for such periods. Belvedere Capital's allocated portion of the advisory fee was $28,049,372 of which $7,270,843 was allocated to the Fund, for the nine months ended September 30, 2000, and $16,474,285, of which $6,903,616 was allocated to the Fund, for the nine months ended September 30, 1999. In addition, Belair Capital pays BMR a monthly advisory and administrative fee of 1/20 of 1% (0.60% annually) of the average daily gross investment assets of Belair Capital (including the value of all assets of Belair Capital other than Belair Capital's investment in BREC, minus the sum of Belair Capital's liabilities other than the principal amount of money borrowed) and BREC pays BMR a monthly management fee at a rate of 1/20th of 1% (equivalent to 0.60% annually) of the average daily gross investment assets of BREC (which consist of all assets of BREC minus the sum of BREC's liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of BREC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BREC.). The advisory fee payable by the Portfolio in respect of Belair Capital's indirect investment in the Portfolio is credited toward Belair Capital's advisory and administrative fee payment. For the nine months ended September 30, 2000 and September 30, 1999 the advisory and administrative fee payable to BMR by the Fund, less the Fund's allocated share of the Portfolio's advisory fee, totaled $5,478,299 and $4,847,333, respectively.

Eaton Vance Management (EVM) serves as manager of Belair Capital and receives no separate compensation for services provided in such capacity.

Pursuant to a servicing agreement between Belvedere Capital and EVD, Belvedere Capital pays a servicing fee to EVD for providing certain services and information to shareholders. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Capital's average daily net assets and totaled $9,645,180 and $5,476,924 for the nine months ended September 30, 2000 and September 30, 1999, respectively, of which $2,491,960 and $2,296,651 was allocated to Belair Capital for the respective periods. Pursuant to a servicing agreement between Belair Capital and EVD, Belair Capital pays a servicing fee to EVD on a quarterly basis at an annual rate of 0.20% of Belair Capital's average daily net assets, less Belair Capital's allocated share of the servicing fee payable by Belvedere Capital. For the nine months ended September 30, 2000 and September 30, 1999 the servicing fee paid directly by Belair Capital totaled $640,187 and $692,017, respectively. Of the amounts allocated to and incurred by the Fund, for the nine months ended September 30, 2000 and September 30, 1999, $3,132,147 and $1,835,305, respectively, were paid to subagents.

Equity Residential Properties Management Corp. (ERPM), an affiliate of the Bel Residential minority shareholder, provides day to day management of Bel Residential pursuant to a management agreement which expires June 30, 2010 (Note
1B). The management agreement provides for a management fee in the amount of 4% of gross collections and allows for reimbursement to ERPM of payroll expenses incurred by ERPM. For the period from inception, June 30, 2000, to September 30, 2000, Bel Residential paid or accrued management fees and payroll to ERPM amounting to $227,050 and $587,017, respectively.

Bel   Communities   indirectly   holds  real  property   through  two  operating
partnerships. Each operating partnership has entered into or assumed a management agreement with Alliance Residential Management, LLC, an affiliate of the Bel Communities minority shareholder (Note 1B), for a period of 10 years. If neither BREC nor the Bel Communities minority shareholder gives notice to terminate, the agreement automatically renews from year to year. The management agreements provide for a management fee in the amount of 4% of gross collections and allows for reimbursement to the manager for all direct expenses incurred by the manager for managing the Bel Communities properties. For the period from inception, September 8, 2000, to September 30, 2000, Bel Communities paid or accrued management fees to Alliance Residential Management, LLC amounting to $75,062.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Increases and decreases in Belair Capital's net asset value per share are derived from net investment income, and realized and unrealized gains and losses on Belair Capital's interest (through Belvedere Capital) in the Portfolio, real estate investments held through BREC and any direct investments of Belair Capital. Expenses of Belair Capital include its pro-rata share of the expenses of Belvedere Capital, and indirectly the Portfolio, as well as the actual and accrued expenses of Belair Capital and BREC, including its subsidiaries Bel Residential and Bel Communities. Belair Capital's most significant expense is interest incurred on borrowings incurred in connection with its real estate investments. Belair Capital's realized and unrealized gains and losses on investments are based on its allocated share of the realized and unrealized gains and losses of Belvedere Capital, and indirectly, the Portfolio, as well as realized and unrealized gains and losses on investments in real estate through BREC. The realized and unrealized gains and losses on investments have the most significant impact on Belair Capital's net asset value per share and result from sales of such investments and changes in their underlying value. The investments of the Portfolio consist primarily of common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Because the securities holding of the Portfolio are broadly diversified, the performance of the Portfolio cannot be attributed to one particular stock or one particular industry or market sector. The performance of the Portfolio and Belair Capital are substantially influenced by the overall performance of the United States stock market, as well as by the relative performance versus the overall market of specific stocks and classes of stocks in which the Portfolio maintains large positions. The Portfolio is registered as a diversified management investment company under the Investment Company Act of 1940, as amended, and makes filings with the Securities and Exchange Commission that include information about its investment holdings.
Through the impact of interest rates on the valuation of Belair Capital's investments in Partnership Preference Units through BREC and its positions in interest rate swap agreements, the performance of Belair Capital is also affected by movements in interest rates, and particularly, changes in credit spread relationships. On a combined basis, Belair Capital's Partnership Preference Units and interest rate swaps generally decline in value when credit spreads widen (as fixed income markets grow more risk-averse) and generally increase in value when credit spreads tighten.


RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2000 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2000

The  Fund  achieved  total  return  performance  of 2.5% for the  quarter  ended
September 30, 2000. This return reflects an increase in the Fund's net asset value per share from $138.55 to $141.98. For comparison, the S&P 500, an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of -1.0% over the same period. The Fund had a total return of -8.7% for the quarter ended September 30, 1999.

During the third quarter of 2000, U.S. equity market leadership was concentrated in defensive sectors such as utilities, financial services, aerospace/defense and energy. Stocks viewed as particularly vulnerable to a slowing economy, including most retail and basic industries stocks were generally weak. Technology stocks were also generally weak, as a number of leading technology companies reported slowdowns or disappointment in their business results and investors became more sensitized to valuation and risk considerations. A number of speculative technology and Internet-related stocks saw their stock prices plunge during the third quarter. In this more cautious environment the Fund benefited from Tax-Managed Growth Portfolio's valuation-sensitive investment approach and broad diversification.

In the fixed income markets, the third quarter saw declining interest rates on benchmark long-term government bonds. Spreads versus Treasuries for long-term corporate bonds widened to reflect credit concerns in a weakening economy. Real estate fixed income securities were relatively strong performers. The performance of the Fund during the quarter was favorably impacted by changes in valuation of its holdings of real estate partnership preference units.

The Fund achieved total return performance of 7.8% for the nine months ended September 30, 2000. This return reflects an increase in the Fund's net asset value per share from $131.72 to $141.98. For comparison, the S&P 500, an unmanaged index of large capitalization stocks commonly used as a benchmark for U.S. stocks, had a total return of -1.4% over the same period. The Fund had a total return of -0.2% for the nine months ended September 30, 1999.

During the nine months ended September 30, 2000, the U.S. equity markets were lead by health care, financial services, utilities and energy stocks. Value stocks outperformed growth stocks. Retail stocks and basic industry stocks were hurt by increased concerns about a slowing economy. After a very strong start to the year, technology stocks generally turned weaker. Particularly during the third quarter, a number of leading technology companies reported business slowdowns or disclosed reduced expectations for future growth. As the year has progressed, stock investors have become more risk averse. A large number of speculative technology and Internet-related stocks saw plunging stock prices in the second and third quarters. In this more cautious environment the Fund benefited from Tax-Managed Growth Portfolio's valuation-sensitive investment approach and broad diversification.

In the fixed income markets, the first nine months of 2000 saw declining interest rates on benchmark long-term government bonds. Credit spreads for corporate issues widened appreciably to reflect increased concerns about credit issues in a weakening economy. Real estate fixed income securities were strong performers compared to fixed income issues in general. The Fund's investments in real estate partnership preference units and associated borrowings had a positive impact on the Fund's performance during the first nine months of 2000.

Liquidity and Capital Resources

As of September 30, 2000, Belair Capital had outstanding borrowings of $710.0 million under the Credit Facility established with Merrill Lynch International Bank Limited, the term of which extends until February 6, 2005. Belair Capital has available under the Credit Facility $80.0 million to meet short-term liquidity need and for other purposes.

Belair Capital may redeem shares of Belvedere Capital at any time. Both Belvedere Capital and the Portfolio follow the practice of normally meeting redemptions by distributing securities drawn from the Portfolio. Belvedere Capital and the Portfolio may also meet redemptions by distributing cash. As of September 30, 2000, the Portfolio had cash and short-term investments totaling $767.6 million. The Portfolio participates in a $150 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had no outstanding borrowings under the $150 million line of credit at September 30, 2000, and, as of that date, the net assets of the Portfolio totaled $18,259.4 million. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of September 30, 2000, restricted securities, which are considered illiquid, constituted 2.3% of the net assets of the Portfolio.

The Partnership Preference Units held by BREC are not registered under the Securities Act and are subject to substantial restrictions on transfer. As such, they are considered illiquid.

BREC's investments in real estate apart from Partnership Preference Units is also considered illiquid. Bel Residential and Bel Communities have been structured as investments of at least ten years (until 2010), at which time a buy/sell mechanism may offer a measure of liquidity to both BREC and its minority shareholders.

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

The valuations of Partnership Preference Units held by Belair Capital through its investment in BREC fluctuate over time to reflect, among other factors, changes in interest rates, changes in the perceived riskiness of such units (including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market. Increases in interest rates and increases in the perceived riskiness of such units or comparable or similar securities will adversely affect the valuation of the Partnership Preference Units. As described in Note 7 to the Fund's Consolidated Financial Statements, the Fund has entered into interest rate swap contracts to hedge interest rate risks. Fluctuation in the value of Partnership Preference Units derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges entered into by Belair Capital with respect to its borrowings under the Credit Facility. Fluctuations in the value of Partnership Preference Units derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges entered into by Belair Capital. Changes in the valuation of the Partnership Preference Units not offset by changes in the valuation of interest rate swap agreements or other interest rate hedges entered into by Belair Capital will cause the performance of Belair Capital to deviate from the performance of the Portfolio.

While  Belair  Capital's   manager  intends  that  BREC's   investments  in  Bel
Residential and Bel Communities will reduce overall portfolio risk and volatility and contribute to returns over time, these investments expose Belair Capital to certain additional risks as well. The performance of BREC's investment may be influenced by decisions which Bel Residential's minority shareholder and Bel Communities minority shareholder may make on behalf of Bel Residential and Bel Communities, respectively, and potential changes in the submarkets in which Bel Residential's and Bel Communities' buildings are located. The debt of Bel Residential and Bel Communities is fixed-rate, secured by the underlying properties and with limited recourse to BREC. However, changes in interest rates, the availability of financing and other financial conditions can have a material impact on property values and therefore on the value of BREC's equity interest. Other factors bearing on the value of BREC's real estate investments, include, without limitation, general economic conditions, the supply and demand of comparable real properties, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, government rules and regulations, and acts of God. There can be no assurance that BREC's real estate investments will be an economic success.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     (a) Exhibits

     21 List of subsidiaries

     27 Financial Data Schedules

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer of its Manager, Eaton Vance Management, thereunto duly authorized on November 14, 2000.

                                BELAIR CAPITAL FUND LLC
                                (Registrant)

                                By:  EATON VANCE MANAGEMENT,
                                     its Manager


                                     By:  /s/ James L. O'Connor
                                          ---------------------------------
                                          James L. O'Connor
                                          Vice President



                                     By:  /s/ William M. Steul
                                          ---------------------------------
                                          William M. Steul
                                          Chief Financial Officer

                                  EXHIBIT INDEX

21 List of subsidiaries

27 Financial Data Schedules