Form 10-K
period 2000-12-31
BELAIR CAPITAL FUND LLC
filed 2001-03-30
CIK 1050816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000
                          Commission File No. 000-25767

                             Belair Capital Fund LLC
             (Exact name of registrant as specified in its charter)

     Massachusetts                                        04-3404037
     -------------                         -------------------------------------
(State of organization)                     (I.R.S. Employer Identification No.)

    The Eaton Vance Building
255 State Street, Boston, Massachusetts                       02109
---------------------------------------                       -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number:         617-482-8260
                                --------------------------

Securities registered pursuant to Section 12(b) of the Act:         None
                                                                -------------
Securities registered pursuant to Section 12(g) of the Act:

           Limited Liability Company Interests in the Fund ("Shares")
           ----------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [ X ]   No  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate market value of the Shares held by non-affiliates of Registrant, based on the closing net asset value on February 28, 2001 was $1,903,199,805. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that the Registrant's manager, its executive officers and directors and persons holding 5% or more of the Registrant's Shares are affiliates.

                           Incorporation by Reference

     The financial statements contained in Registrant's Form 10-K filed with the Securities and Exchange Commission on March 30, 2000 (Accession No. 0000940394-00-000145) have been incorporated into the following Parts of this report: Part II and Part III.

                    The Exhibit Index is located on page 50.

                                     PART I

ITEM 1.  BUSINESS
-----------------

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

     The Fund seeks to achieve long-term, after-tax returns for qualified purchasers who have invested in the Fund ("Shareholders") by acquiring limited liability company interests ("Shares") in the Fund. The Fund pursues its investment objective primarily by investing indirectly in Tax-Managed Growth Portfolio (the "Portfolio"), a diversified, open-end management investment company registered under the 1940 Act, with net assets of approximately $18.4 billion as of December 31, 2000. The Portfolio was organized in 1995 as successor to the investment operations of Eaton Vance Tax-Managed Growth Fund
1.0 (formerly Capital Exchange Fund), a mutual fund established in 1966 and managed from inception for long-term, after-tax returns. The Fund maintains its indirect investment in the Portfolio by investing in Belvedere Capital Fund Company LLC (the "Company"), a separate Massachusetts limited liability company that invests exclusively in the Portfolio. As of December 31, 2000, the investment assets of the Company consisted exclusively of an interest in the Portfolio with a value of $9.94 billion. As of such date, assets of the Fund invested in the Company totaled $2.1 billion.

     The investment objective of the Portfolio is to achieve long-term, after-tax returns for its investors by investing in a diversified portfolio of equity securities. The Portfolio emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Under normal market conditions, the Portfolio invests at least 65% of its assets in common stocks. Although the Portfolio may also invest in investment-grade preferred stocks and debt securities, purchases of such securities are normally limited to securities convertible into common stocks and temporary investments in short-term notes and government obligations. During periods in which the investment adviser to the Portfolio believes that returns on common stock investments may be unfavorable, the Portfolio may invest a portion of its assets in U.S. government obligations and high quality short-term notes. The Portfolio's holdings represent a number of different industries. Not more than 25% of the Portfolio's assets may be invested in the securities of issuers having their principal business activity in the same industry, determined as of the time of acquisition of any such securities.

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

     Separate from its investment in the Portfolio through the Company, the Fund invests through its subsidiary, Belair Real Estate Corporation ("BREC"), in a portfolio of income-producing preferred equity interests in real estate operating partnerships generally affiliated with real estate investment trusts ("REITs") that are publicly traded ("Partnership Preference Units"), and interests in real estate joint ventures ("Real Estate Joint Ventures") (collectively, "real estate investments"). BREC may make other types of real estate investments, such as interests in real properties subject to long-term leases. BREC may purchase real estate investments from, and sell them to, other investment funds sponsored by the Eaton Vance organization and REIT subsidiaries thereof.

     Each issue of Partnership Preference Units held by BREC pays, or is expected to pay, regular quarterly dividends at fixed rates. None of the issues of Partnership Preference Units is or will be registered under the Securities Act of 1933, as amended (the "Securities Act"), and each issue is thus subject to restrictions on transfer. BREC invests in Partnership Preference Units of issuers whose preferred equity or senior debt securities have been deemed by BREC's investment adviser to be of investment-grade quality as of the time of purchase. Each Real Estate Joint Venture in which BREC invests will be majority owned by BREC. The principal minority investor in each Real Estate Joint Venture (the "Operating Partner") will own a substantial interest therein and will provide the day-to-day operating management of the Real Estate Joint Venture, subject to the oversight of a board of directors controlled by BREC. Operating Partners may include publicly-traded REITs or their affiliates, as well as private real estate operating companies. It is expected that each Real Estate Joint Venture entered by BREC will be structured as described below. The property owned by each Real Estate Joint Venture is expected to be primarily multi-family residential properties, but may include other types of properties.

     At December 31, 2000, BREC owned a controlling interest in one Real Estate Joint Venture. The assets of the Real Estate Joint Venture consist primarily of multi-family residential properties acquired from or in conjunction with the Operating Partner. Real Estate Joint Venture distributable cash flows are allocated such that BREC: 1) holds a priority position versus the Operating Partner with respect to a fixed annual preferred return; and 2) participates on a pro rata or reduced basis in distributable cash flows in excess of the annual preferred return of BREC and a subordinated preferred return of the Operating Partner. The Real Estate Joint Venture includes a buy/sell provision that can be activated by either BREC or the Operating Partner after a fixed period of years. Financing for the Real Estate Joint Venture consists primarily of fixed-rate secured mortgage debt obligations of the Real Estate Joint Venture that generally is without recourse to BREC and the Fund. Equity capital also was invested in the Real Estate Joint Venture by BREC and the Operating Partner. BREC's equity in the Real Estate Joint Venture was acquired using the proceeds of Fund borrowings. For a description of the Real Estate Joint Venture, see Item 2 below.

     BREC is a Delaware corporation that operates in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code (the "Code"). As a REIT, BREC generally is not subject to federal income tax on that portion of its ordinary income or taxable gain that it distributes to its stockholders each year. The Fund owns 100% of the common stock issued by BREC, and intends to hold all of BREC's common stock at all times. Additionally, at December 31, 2000, 2,100 shares of Class A preferred stock were outstanding. The preferred stock is owned by approximately 105 charitable organizations. As at December 31, 2000, assets of the Fund invested in BREC totaled $535.3 million.

    The Fund's equity in its real estate investments held through BREC are financed using borrowings under a seven-year revolving credit facility (the "Credit Facility") established with Merrill Lynch International Bank Limited. The Fund's obligations under the Credit Facility are secured by a pledge of its assets, including BREC common stock and shares of the Company. Borrowings under the Credit Facility are at an annual rate of LIBOR plus 0.45%, based on interest periods of one month to five years as selected by the Fund. Interest on outstanding borrowings is payable at the end of each interest period, but not less frequently than semi-annually. The Fund also pays a commitment fee of 0.10% on the unused loan commitment amount. As of December 31, 2000, outstanding borrowings under the Credit Facility totaled $643 million, and the unused loan commitment amount was $147 million.

     The Fund has entered into cancelable interest rate swap agreements (the "swap agreements") with Merrill Lynch Capital Services, Inc. ("MLCS"), to lock in a positive spread between the distributions expected from BREC's equity in its real estate investments and the interest cost of the associated Fund borrowings under the Credit Facility. The swap agreements are valued on an ongoing basis by the Fund's investment adviser. Fluctuations in value of the interest rate swap agreements partly offset fluctuations in value of real estate investments derived from changes in general interest rates. Fluctuations in the value of the real estate investments derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns, property-specific concerns and changes in interest rate spread relationships) are not offset by changes in the value of the swap agreements. The Fund has the right to terminate the swap agreements beginning in 2003, generally at dates corresponding approximately to the initial call dates of the Partnership Preference Units held by BREC. MLCS is a secured party under the Credit Facility. The obligations of MLCS under the arrangements are supported by the guarantee of Merrill Lynch & Co., Inc.

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

ITEM 2.  PROPERTIES.
-------------------

     The Fund does not own any physical properties, other than indirectly as a result of BREC's investments in Partnership Preference Units and one Real Estate Joint Venture. At December 31, 2000, in addition to investments in Partnership Preference Units, BREC owned a majority interest in Bel Residential Properties Trust, which owns eleven multi-family residential properties located in seven states (Texas, Arizona, Georgia, North Carolina, Washington, Colorado and Florida).

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

     There are no material pending legal proceedings to which the Fund or BREC is a party or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

     No items were submitted to a vote of security holders during the fiscal year ended December 31, 2000.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE FUND'S SHARES AND RELATED SHAREHOLDER MATTERS.
---------------------------------------------------------------------

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

     Shares of the Fund may be redeemed on any business day. Redemptions of Shares held for at least three years will be met at net asset value. Shares redeemed within three years of issuance are generally subject to a redemption fee equal to 1% of the net asset value of the Shares redeemed. See Item 13 below. The Fund meets redemption requests principally by distributing securities drawn from the Portfolio, but may also distribute cash. If requested by a redeeming Shareholder, the Fund will meet a redemption request by distributing securities that were contributed by the redeeming Shareholder, provided that such securities are held in the Portfolio at the time of redemption. The securities contributed by a Shareholder will not be distributed to any other Shareholder in the Fund (or to any other investor in the Company or the Portfolio) during the first seven years following their contribution. A shareholder redemption request within seven years of a contribution of securities by such Shareholder will ordinarily be met by distributing securities that were contributed by such Shareholder, prior to distributing to such Shareholder any other securities held in the Portfolio. Securities contributed by a Shareholder may be distributed to other Shareholders in the Fund (or to other investors in the Company or the Portfolio) after a holding period of at least seven years and, if so distributed, would not be available to meet subsequent redemption requests made by the contributing Shareholder. If requested by a redeeming Shareholder making a redemption of at least $1 million occurring more than seven years after such Shareholder's admission to the Fund, the Fund will generally distribute to the redeeming Shareholder a diversified basket of securities representing a range of industry groups that is drawn from the Portfolio, but the selection of individual securities would be made by BMR in its sole discretion. No Partnership Preference Units or other real estate investments held by BREC will be distributed to meet a redemption request, and "restricted securities" will be distributed only to the Shareholder who contributed such securities or such Shareholder's successor in interest. Other than as set forth above, the allocation of each redemption between securities and cash and the selection of securities to the distributed will be at the sole discretion of BMR. Distributed securities may include securities contributed by Shareholders as well as other readily marketable securities held in the Portfolio. The value of securities and cash distributed to meet a redemption will equal the net asset value of the number of Shares being redeemed less the applicable redemption fee, if any. The Fund's Credit Facility prohibits the Fund from honoring redemption requests while there is outstanding an event of default under the Credit Facility.

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

     The high and low net asset values per Share of the Fund during each full quarterly period within the Fund's fiscal years ended December 31, 1999 and 2000 are as follows:

      Quarter Ended                High                           Low
      -------------                ----                           ---
         12/31/00                 $141.76                       $128.05
          9/30/00                  146.69                        134.49
          6/30/00                  141.35                        124.40
          3/31/00                  143.52                        125.05
         12/31/99                  131.72                        110.75
          9/30/99                  130.71                        115.96
          6/30/99                  127.49                        119.79
          3/31/99                  123.32                        113.88

     There are no outstanding options or warrants to purchase, or securities convertible into, Shares of the Fund. Shares of the Fund cannot be sold pursuant to Rule 144 under the Securities Act, and the Fund does not propose to publicly offer any of its Shares at any time.

     (b)  Record Holders of Shares of the Fund.

     As of February 28, 2001, there were 624 record holders of Shares of the Fund.

     (c)  Distributions.

     Except as provided in the next paragraph, the Fund intends to make annual income distributions approximately equal to the amount of its net investment income, if any, and annual capital gains distributions equal to approximately 22% of the amount of its net realized capital gains, if any, other than precontribution gain allocated to a Shareholder in connection with a tender offer or other extraordinary corporate event involving a security contributed by such Shareholder. In addition, whenever a distribution in respect of a
precontribution   gain  is  made,  the  Fund  intends  to  make  a  supplemental distribution generally equal to approximately 6% of the allocated precontribution gain or such other percentage as deemed appropriate to compensate Shareholders receiving such distributions for taxes that may be due in connection with the precontribution gain and supplemental distributions. The Fund's distribution rates with respect to realized gains may be adjusted at a future time to reflect changes in the effective maximum marginal individual federal tax rate applicable to long-term capital gains. Shareholder distributions with respect to net investment income and realized post-contribution gains will be made pro rata in proportion to the number of Shares held as of the record date of the distribution. Distributions that are made in respect of realized precontribution gains and the associated supplemental distributions will be made solely to the Shareholders to whom such gain is allocated. The Fund's net investment income and net realized gains include the Fund's allocated share of the net investment income and net realized gains of the Company and, indirectly, the Portfolio plus all income earned on the Fund's direct and indirect investments, less all actual and accrued expenses of the Fund and BREC. The Fund's Credit Facility prohibits the Fund from making any distribution to Shareholders while there is outstanding an event of default under the Credit Facility.

     On December 17, 1999, the Fund made an income distribution of $1.27 cents per Share from its net investment income to Shareholders of record on December 17, 1999. On December 29, 2000, the Fund made an income distribution of $1.42 per share from its net investment income and a long-term gain distribution of $0.19 per share to Shareholders of record on December 28, 2000.

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






* Contributed by EVM in exchange for 1,000 Shares of the Fund. No selling commission applied to such 1,000 Shares.

ITEM 6.  FINANCIAL INFORMATION.

Table of Selected Financial Data                                Fiscal Year Ended December 31
--------------------------------                -------------------------------------------------------------------

                                                           2000                    1999                 1998(1)
                                                           ----                    ----                 -------

Total investment income                                 $86,023,141            $59,436,107           $34,740,028

Interest expense                                        $57,304,272            $36,722,400           $24,793,685

Total expenses (including interest expense)             $75,194,663            $50,382,824           $32,933,527

Net investment income                                   $10,187,457             $9,053,283            $1,806,501

Minority interest in net income                            $641,021             ------                 ------

Net realized gain (loss)                                $29,455,703          $(38,647,548)         $(55,088,152)

Net change in unrealized appreciation                   $16,818,313           $293,174,886          $213,360,195

Net increase in net assets from operations              $56,461,473           $263,580,621          $160,078,544

Total assets                                         $2,795,549,632         $2,759,005,507        $2,539,968,731

Loan payable                                           $643,000,000           $655,000,000          $583,000,000

Net assets                                           $2,010,997,840         $2,094,369,753        $1,932,848,372

Shares outstanding                                       15,106,086             15,900,744            16,568,833

Net Asset Value and Redemption Price per Share              $133.13                $131.72               $116.66

Distribution paid per Share                                   $1.61                  $1.27                 $0.43


(1)For the period from February 6, 1998 (start of business) to December 31, 1998

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

Results of Operations
---------------------

     Increases and decreases in the Fund's net asset value per Share are derived from net investment income, and realized and unrealized gains and losses on investments, including securities investments held through the Fund's indirect interest (through the Company) in the Portfolio, real estate investments held through BREC and any direct investments of the Fund. Expenses of the Fund include its pro-rata share of the expenses of BREC, the Company, and indirectly the Portfolio, as well as the actual and accrued expenses of the Fund. The Fund's most significant expense is interest incurred on borrowings under the Credit Facility. Fund borrowings are used primarily to finance the purchase of real estate investments through BREC. The Fund's realized and unrealized gains and losses on investments are based on its allocated share of the realized and unrealized gains and losses of the Company, and indirectly the Portfolio, as well as realized and unrealized gains and losses on real estate investments held through BREC. The realized and unrealized gains and losses on investments have the most significant impact on the Fund's net asset value per Share and result from sales of such investments and changes in their underlying value. The investments of the Portfolio consist primarily of common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Because the securities holdings of the Portfolio are broadly diversified, the performance of the Portfolio cannot be attributed to one particular stock or one particular industry or market sector. The performance of the Portfolio and the Fund are substantially influenced by the overall performance of the United States stock market, as well as by the relative performance versus the overall market of specific stocks and classes of stocks in which the Portfolio maintains large positions. Through the impact of interest rates on the valuation of the Fund's real estate investments held through BREC and its positions in swap agreements, the performance of the Fund is also affected by movements in interest rates and, particularly, changes in credit spread relationships. On a combined basis, the Fund's real estate investments and interest rate swaps generally decline in value when credit spreads widen (as fixed income markets grow more risk-averse) and generally increase in value when credit spreads tighten.

     For the period from its inception on February 6, 1998 until December 31, 1998, the Fund achieved a total return of 17.1%. This return reflects an increase in the Fund's net asset value per Share from $100.00 to $116.66, and the payment of a distribution of $0.43 per share at the conclusion of the year. For comparison, the S&P 500, an unmanaged index commonly used to measure the performance of U.S. stocks, had a total return of 24.3% over the same period.

     For the fiscal year ended December 31, 1999, the Fund achieved a total return of 14.07%. This return reflects an increase in the Fund's net asset value per Share from $116.66 to $131.72, and the payment of a distribution of $1.27 per share at the conclusion of the year. For comparison, the S&P 500, an unmanaged index commonly used to measure the performance of U.S. stocks, had a total return of 21.03% over the same period.

     For the fiscal year ended December 31, 2000, the Fund achieved a total return of 2.28%. This return reflects an increase in the Fund's net asset value per Share from $131.72 to $133.13, and the distribution of $1.61 per share at the conclusion of the year. For comparison, the S&P 500, an unmanaged index commonly used to measure the performance of U.S. stocks, had a total return of -9.10% over the same period.

     In 2000, the U.S. equity markets were characterized by extreme volatility and dramatic declines in the more aggressive sectors. After a prolonged period in which risk-taking in stocks was amply rewarded, the markets became more conservative during 2000. Many technology, media and telecom stocks that were big winners in 1998 and 1999 experienced massive price declines in 2000 - victims of diminished growth expectations, earnings shortfalls and a collapse in valuations from inflated levels. The tech-heavy NASDAQ Composite plunged over 39%, giving back nearly all the gains made in 1999. Other market sectors performed much better in 2000, benefiting from a shift in investor focus away from the technology/media/telecom area. Market-leading sectors included utilities, energy and healthcare stocks.

     The Fund's real estate investments exerted a modest drag on performance in 2000, primarily in the second half of the year. This can be attributed to weakness in the market for preferred equity securities due to rising credit concerns in a slowing economy. Reflecting the fundamental strength of the U.S. real estate sector, real estate preferreds generally outperformed other types of preferred equity securities in 2000.

Liquidity and Capital Resources
-------------------------------

     As of December 31, 2000, the Fund had outstanding borrowings of $643.0 million and unused loan commitments of $147.0 million under the Credit Facility established with Merrill Lynch International Bank Limited, the term of which extends until February 6, 2005. As of December 31, 1999, the Fund had outstanding borrowings of $655.0 million under the Credit Facility (with no unused loan commitment amounts). The Credit Facility is being used primarily to finance the Fund's equity in its real estate investments. The Credit Facility will continue to be used for such purposes in the future, as well as to provide for any short-term liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder for these purposes.

     The Fund may redeem shares of the Company at any time. Both the Company and the Portfolio follow the practice of normally meeting redemptions by distributing securities, consisting, in the case of the Company, of securities drawn from the Portfolio. The Company and the Portfolio may also meet redemptions by distributing cash. As of December 31, 2000, the Portfolio had cash and short-term investments totaling $314.2 million, compared to $642.7 million as of December 31, 1999. The Portfolio participates in a $150 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had no outstanding borrowings at December 31, 2000 or December 31, 1999. As of December 31, 2000, the net assets of the Portfolio totaled $18.4 billion, compared to $15.1 billion as of December 31, 1999. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of December 31, 2000, restricted securities, which are considered illiquid, constituted 2.7% of the net assets of the Portfolio, compared to 5.0% as of December 31, 1999.

     The Partnership Preference Units held by BREC are not registered under the Securities Act and are subject to substantial restrictions on transfer. As such, they are considered illiquid. The liquidity of BREC's Real Estate Joint Venture investment is extremely limited, and relies principally upon a buy/sell arrangement with the Operating Partners that is invokable ten years after the formation of the Real Estate Joint Venture. Transfers of BREC's interest in the Real Estate Joint Venture to parties other than the Operating Partner thereof are constrained by terms of the operating management agreements, buy/sell arrangements with the Operating Partner, and lender consent requirements.

     Redemptions of Fund Shares are met primarily by distributing securities drawn from the Portfolio, although cash may also be distributed. Shareholders generally do not have the right to receive the proceeds of Fund redemptions in cash.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
---------------------------------------------------------------------

     (a)  Quantitative Disclosure about Market Risk.

     As noted above, the Fund may enter into cancelable interest rate swap agreements in connection with its equity in real estate investments and the associated borrowings. Under such agreements, the Fund has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of December 31, 2000, the Fund has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc. (MLCS). The Fund has the right to terminate the interest rate swap agreements beginning in the first half of 2003, generally at dates corresponding approximately to the initial call dates of the Partnership Preference Units held by the Fund.


                                                                                       Unrealized
               Notional                                      Initial                 Appreciation/      Unrealized
                Amount                                       Optional                (Depreciation)    Appreciation
 Effective      (000's          Fixed         Floating     Termination    Maturity  At December 31,   At December 31,
   Date        omitted)         Rate            Rate           Date         Date          2000             1999
------------------------------------------------------------------------------------------------------------------------
   2/98              $60,000       6.72%     Libor+.45%       02/03        02/05        $ --- *          $2,190,325
   2/98              120,000      6.715%     Libor+.45%        2/03         2/05           158,467        4,404,500
   4/98               50,000       6.84%     Libor+.45%        2/03         2/05          (105,708)       1,579,937
   4/98              150,000      6.835%     Libor+.45%        4/03         4/05          (413,833)       4,983,531
   6/98               20,000       6.67%     Libor+.45%        6/03         2/05             1,994          747,192
   6/98               75,000       6.68%     Libor+.45%        6/03         2/05           (14,230)       2,768,906
   6/98               80,000      6.595%     Libor+.45%        6/03         2/05            181,644       3,236,267
   11/98              14,709       6.13%     Libor+.45%       11/03         2/05            210,991         871,658
   2/99               34,951       6.34%     Libor+.45%        2/04         2/05            221,768       1,732,927
   4/99                5,191       6.49%     Libor+.45%        2/04         2/05              6,770         223,114
   7/99               24,902      7.077%     Libor+.45%        7/04         2/05           (524,587)        396,636
   9/99               10,471       7.37%     Libor+.45%        9/04         2/05           (341,770)         23,193
   3/00               19,149       7.89%     Libor+.45%        2/04         2/05           (809,750)           -
   3/00               70,000       7.71%     Libor+.45%         -           2/05         (3,406,409)           -
                                                                                    ------------------------------------
Total                                                                                   $(4,834,653)       $ 23,158,186


* Terminated during year ended December 31, 2000.

     (b)  Qualitative Information about Market Risk.

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

     Although intended to add to returns, the borrowing of funds to purchase real estate investments exposes the Fund to the risk that the returns achieved on the real estate investments will be lower than the cost of borrowing to purchase such assets and that the leveraging of the Fund to buy such assets will therefore diminish the returns to be achieved by the Fund as a whole. In addition, there is a risk that the availability of financing will be interrupted at some future time, requiring the Fund to sell assets to repay outstanding borrowings or a portion thereof. It may be necessary to make such sales at unfavorable prices. The Fund's obligations under the Credit Facility are secured by a pledge of its assets. In the event of default, the lender could elect to sell assets of the Fund without regard to consequences of such action for Shareholders. The rights of the lender to receive payments of interest on and repayments of principal of borrowings is senior to the rights of the Shareholders. Under the terms of the Credit Facility, the Fund is not permitted to make distributions of cash or securities while there is outstanding an event of default under the Credit Facility. During such periods, the Fund would not be able to honor redemption requests or make cash distributions.

     The success of BREC's real estate investments depends in part on many factors related to the real estate market. These factors include, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance, government rules and regulations, and acts of God (whether or not insured against). Partnership Preference Units also depend upon factors relating to the issuing partnerships that may affect such partnerships' profitability and their ability to make distributions to holders of Partnership Preference Units. BREC's investment in a Real Estate Joint Venture may be influenced by decisions which the Operating Partner of such Venture may make on behalf of the property owned thereby and potential changes in the specific real estate sub-markets in which the properties are located. The debt of each Real Estate Joint Venture is fixed-rate, secured by the underlying properties and with limited recourse to BREC. However, changes in interest rates, the availability of financing and other financial conditions can have a material impact on property values and therefore on the value of BREC's equity interest. There can be no assurance that BREC's ownership of real estate investments will be an economic success. Moreover, the success of any Real Estate Joint Venture investment depends in large part upon the performance of the Operating Partner. Operating Partners will be subject to substantial conflicts of interest in structuring, operating and winding up the Real Estate Joint Ventures. Operating Partners will have an economic incentive to maximize the prices at which they sell properties to Real Estate Joint Ventures and to minimize the prices at which they acquire properties from Real Estate Joint Ventures. Operating Partners may devote greater attention or more resources to managing their wholly-owned properties than properties held by Real Estate Joint Ventures. Future investment opportunities identified by Operating Partners will more likely be pursued independently, rather than through, the Real Estate Joint Ventures. Financial difficulties encountered by Operating Partners in their other businesses may interfere with the operations of Real Estate Joint Ventures.

     The valuations of Partnership Preference Units held by the Fund through its investment in BREC fluctuate over time to reflect, among other factors, changes in interest rates, changes in the perceived riskiness of such units (including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market. Increases in interest rates and increases in the perceived riskiness of such units or comparable or similar securities will adversely affect the valuation of the Partnership Preference Units. The ongoing value of BREC's investments in Real Estate Joint Ventures will be substantially uncertain. BREC's investments in Real Estate Joint Ventures generally will be stated at estimated market value based on independent valuations, assuming an orderly disposition of assets.
Detailed investment evaluations will be performed annually and reviewed periodically. Interim valuations will reflect results of operations and distributions, and may be adjusted to reflect significant changes in economic circumstances since the most recent independent evaluation. Fluctuations in the value of real estate investments derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund with respect to its borrowings under the Credit Facility. Fluctuations in the value of real estate investments derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns, property-specific concerns and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund. Changes in the valuation of real estate investments not offset by changes in the valuation of interest rate swap agreements or other interest rate hedges entered into by the Fund will cause the performance of the Fund to deviate from the performance of the Portfolio. Over time, the performance of the Fund can be expected to be more volatile than the performance of the Portfolio.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

     The Fund's financial statements and auditor's report thereon for the fiscal year ended December 31, 1999, appearing on page 19 through 44 of the Fund's Form 10-K filed with the Securities and Exchange Commission on March 30, 2000, are incorporated herein by reference. The Fund's financial statements for the fiscal year ended December 31, 2000, together with the auditors' report thereon, appearing on pages 20 through 49 hereof, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
--------------------------------------------------------------------------------

     There have been no changes in, or disagreements with, accountants on accounting and financial disclosures.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.
------------------------------------------

     The Fund has no individual directors or executive officers. The Fund is managed by EVM. Each of the Fund, BREC and the Portfolio engage Boston Management and Research ("BMR"), a wholly-owned subsidiary of EVM, as investment adviser. EVM, its affiliates and predecessor companies have been investment advisers to individuals and institutions since 1924 and have been advising investment companies since 1931. BMR and EVM currently have assets under investment management of more than $45 billion. EVM is a wholly-owned subsidiary of Eaton Vance Business Trust, which is wholly-owned by Eaton Vance Corp.
("EVC"), a publicly-held holding company which, through its subsidiaries and affiliates, engages primarily in investment management, administration and marketing activities. The non-voting common stock of EVC is listed and traded on the New York Stock Exchange. All shares of the voting common stock of EVC are held in a voting trust, the voting trustees of which are senior officers of the Eaton Vance organization. Eaton Vance, Inc. ("EV"), a wholly-owned subsidiary of EVC, is the sole trustee of Eaton Vance Business Trust, EVM and BMR, each of which is a Massachusetts business trust. The names of the executive officers and the directors of EV and their ages and principal occupations are set forth below:

DIRECTORS AND EXECUTIVE OFFICERS OF EATON VANCE, INC.


     James B. Hawkes, (59), is Chairman, President and Chief Executive Officer of EVM, BMR, EVC and EV and a Director of EVC and EV. He is also a Trustee and an officer of various investment companies managed by EVM or BMR and has been employed by the Eaton Vance organization for 30 years.

     Thomas E. Faust Jr., (42), is Executive Vice President of Eaton Vance, BMR, EVC and EV, and Chief Equity Investment Officer of Eaton Vance and BMR. He is also an officer of various investment companies managed by Eaton Vance or BMR and has been employed by the Eaton Vance organization for 15 years.

     Alan R. Dynner, (60), is Vice President and Chief Legal Officer of EVM, BMR and EVC, and Secretary and Clerk of EV. He is also an officer of various investment companies managed by EVM or BMR. He joined Eaton Vance on November 1, 1996. Prior to joining Eaton Vance, Mr. Dynner was a partner in the New York and Washington offices of the law firm of Kirkpatrick & Lockhart LLP.

     William M. Steul, (58), is Vice President and Chief Financial Officer of EVM, BMR, EVC and EV. He joined Eaton Vance in December 1994.

ITEM 11.  EXECUTIVE COMPENSATION.
--------------------------------

     Under the terms of the Fund's investment advisory and administrative agreement with BMR, BMR receives a monthly advisory and administrative fee at the rate of 1/20th of 1% (equivalent to 0.60% annually) of the average daily gross investment assets of the Fund reduced by that portion of the monthly advisory fee for such month payable by the Portfolio which is attributable to value of the Fund's investment in the Company. The term gross investment assets of the Fund is defined in the agreement to include the value of all assets of the Fund other than the Fund's investments in BREC, minus the sum of the Fund's liabilities other than the principal amount of money borrowed. The advisory fee payable for such month to BMR by the Portfolio in respect of the Fund's indirect investment in the Portfolio is credited toward the Fund's advisory and administrative fee payment. For the fiscal years ended December 31, 1999 and 2000, the advisory and administrative fees paid by the Fund to BMR, less the Fund's allocated share of the Portfolio's advisory fee, totaled $3,132,712 and $3,741,435, respectively.

     Under the terms of BREC's management agreement with BMR, BMR receives a monthly management fee at the rate of 1/20th of 1% (equivalent to 0.60% annually) of the average daily gross investment assets of BREC. The term gross investment assets of BREC is defined in the agreement to include the value of all assets of BREC, minus the sum of BREC's liabilities other than the principal amount of money borrowed. (For this purpose, the assets and liabilities of BREC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BREC.) For the fiscal years ended December 31, 1999 and 2000, BREC paid BMR management fees of $3,366,516 and $3,646,298, respectively.

         Under the terms of the Portfolio's investment advisory agreement with BMR, BMR receives a monthly advisory fee at a base rate of 5/96 of 1% (equivalent to 0.625% annually) of the average daily net assets of the Portfolio up to $500 million. On net assets of $500 million or more the monthly fee is reduced and is computed as follows: 9/192 of 1% (equivalent to 0.5625% annually) of the average daily net assets of the Portfolio of $500 million but less than $1 billion; 1/24 of 1% (equivalent to 0.50% annually) of the average daily net assets of the Portfolio of $1 billion but less than $1.5 billion; 7/192 of 1% (equivalent to 0.4375% annually) of the average daily net assets of the Portfolio of $1.5 billion but less than $7 billion; 17/480 of 1% (equivalent to 0.425% annually) of the average daily net assets of the Portfolio of $7 billion but less than $10 billion; 11/320 of 1% (equivalent to 0.4125% annually) of the average daily net assets of the Portfolio of $10 billion but less than $15 billion; and 1/30 of 1% (equivalent to 0.40% annually) of the average daily net assets of the Portfolio of $15 billion and above. As indicated above, the Fund's allocated share of the monthly advisory fee paid by the Portfolio to BMR is credited toward the Fund's advisory and administrative fee payments. As of December 31, 2000, the net assets of the Portfolio totaled $18.4 billion. For the fiscal years ended December 31, 1999 and 2000, the advisory fee applicable to the Portfolio was 0.45% and 0.43%, respectively, of average daily net assets for such periods, and the Fund's allocated portion of the fee amounted to $9,165,212 and $9,624,513, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners.

     To the knowledge of the Fund, no person beneficially owns more than five percent of the Shares of the Fund.

     (b)  Security Ownership of Management.

     EVM, the Manager of the Fund, beneficially owned 1,128.745 Shares of the Fund as of February 28, 2001. None of the other entities or individuals named in response to Item 10 above beneficially owned Shares of the Fund as of such date.

     (c)  Changes in Control.

     Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     See the information set forth under Item 11 above.

     Pursuant to a servicing agreement between the Company and EVD, the Company pays a servicing fee to EVD for providing certain services and information to direct and indirect investors in the Company. The servicing fee is paid on a quarterly basis, at an annual rate of 0.15% of the Company's average daily net assets. With respect to investors in the Company and Shareholders of the Fund who subscribed through a subagent, EVD has assigned servicing responsibilities and fees to the applicable subagent, beginning twelve months after the issuance of shares of the Company or Shares of the Fund to such persons. The Fund assumes its allocated share of the Company's servicing fee. The servicing fee payable in respect of the Fund's investment in the Company is credited toward the Fund servicing fee described below. During the Fund's fiscal year ended December 31, 2000, the Company paid servicing fees aggregating $3,316,878 which were attributable to the Fund's investments in the Company.

     Pursuant to a servicing agreement between the Fund and EVD, the Fund pays a servicing fee to EVD for providing certain services and information to the Shareholders of the Fund. The servicing fee is paid on a quarterly basis, at an annual rate of 0.20% of the Fund's average daily net assets. With respect to Shareholders who subscribed through a subagent, EVD has assigned servicing responsibilities and fees to the applicable subagent, beginning twelve months after the issuance of Shares of the Fund to such persons. The Fund's allocated share of the servicing fee paid by the Company is credited toward the Fund's servicing fee payment, thereby reducing the amount of the servicing fee paid by the Fund. During the Fund's fiscal year ended December 31, 2000, the Fund paid servicing fees aggregating $845,158. All the foregoing service fee amounts allocated to and incurred by the Fund were paid to sub-agents based on the value of Shares sold by them.

     Shares of the Fund redeemed within three years of issuance are generally subject to a redemption fee equal to 1% of the net asset value of the Shares redeemed. The redemption fee is payable to BMR in cash by the Fund on behalf of the redeeming Shareholder. No redemption fee is imposed on Shares of the Fund held for at least three years, Shares acquired through the reinvestment of Fund distributions, Shares redeemed in connection with a tender offer or other extraordinary corporate event involving securities contributed by the redeeming Shareholder, or Shares redeemed following the death of all of the initial owners of the Shares redeemed. No redemption fee applies to redemptions by a Shareholder who, during any 12 month period, redeems less than 8% of the total number of Shares held by the Shareholder as of the beginning of such period. During the Fund's fiscal year ended December 31, 2000, BMR received redemption fees of $859,026 from the Fund on behalf of redeeming Shareholders.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.
----------------------------------------------------------------

     (a)  Financial Statements.

     (1) (i) The following is a list of all financial statements incorporated by reference from the Fund's Form 10-K dated March 30, 2000 into this report:

          Portfolio of Investments as of December 31, 1999

          Consolidated  Statement of Assets and  Liabilities  as of December 31,
          1999

          Consolidated Statement of Operations for the fiscal year ended December 31, 1999

          Consolidated Statements of Changes in Net Assets for the fiscal year ended December 31, 1999 and for the period from the start of business, February 6, 1998, to December 31, 1998

          Consolidated Statement of Cash Flows for the fiscal year ended December 31, 1999

          Notes to Consolidated Financial Statements

          Independent Auditors' Report dated February 11, 2000

          Portfolio of Investments of Tax-Managed Growth Portfolio as of December 31, 1999

          Statement of Assets and Liabilities of Tax-Managed Growth Portfolio as of December 31, 1999

          Statement of Operations of Tax-Managed Growth Portfolio for the fiscal year ended December 31, 1999

          Statements of Changes in Net Assets of Tax-Managed Growth Portfolio for the fiscal years ended December 31, 1999 and December 31,
          1998

          Supplementary Data of Tax-Managed Growth Portfolio for the fiscal periods ended December 31, 1999, December 31, 1998, October 31, 1998, October 31, 1997 and October 31, 1996

          Notes to Financial Statements

          Independent Auditors' Report dated February 11, 2000

          (ii) The following is a list of all financial statements filed as a part of this report:

          Portfolio of Investments as of December 31, 2000

          Consolidated  Statement of Assets and  Liabilities  as of December 31,
          2000

          Consolidated Statement of Operations for the fiscal year ended December 31, 2000

          Consolidated Statements of Changes in Net Assets for the fiscal years ended December 31, 2000 and December 31, 1999

          Consolidated Statement of Cash Flows for the fiscal year ended December 31, 2000

          Notes to Consolidated Financial Statements

          Independent Auditors' Report dated March 16, 2001

          Portfolio of Investments of Tax-Managed Growth Portfolio as of December 31, 2000

          Statement of Assets and Liabilities of Tax-Managed Growth Portfolio as of December 31, 2000

          Statement of Operations of Tax-Managed Growth Portfolio for the fiscal year ended December 31, 2000

          Statements of Changes in Net Assets of Tax-Managed Growth Portfolio for the fiscal years ended December 31, 2000 and December 31,
          1999

          Supplementary Data of Tax-Managed Growth Portfolio for the fiscal periods ended December 31, 2000, December 31, 1999, December 31, 1998, October 31, 1998, October 31, 1997 and October 31, 1996

          Notes to Financial Statements

          Independent Auditors' Report dated February 16, 2001


     (b)  Reports on Form 8-K:

          None.

     (c) The following is a list of all exhibits filed as a part of this report:

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

          4(1) Copy of Fifth Amendment to Loan and Security Agreement dated July
               28, 1999 and Sixth Amendment thereto dated March 17, 2000 filed as Exhibit 4(1) to the Fund's Form 10-K on March 30, 2000 and incorporated herein by reference.

          4(2) Copy of Seventh  Amendment to Loan and Security  Agreement  dated
               June 29, 2000 and Eighth Amendment thereto dated November 27, 2000 filed herewith.

          9    Not applicable and not filed.

          10(1)Copy of Investment Advisory and Administration Agreement between the Fund and Boston Management and Research dated November 24, 1998 filed as Exhibit 10(1) to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.

          10(2)Copy  of  Management   Agreement   between   Belair  Real  Estate
               Corporation and Boston Management and Research dated November 23, 1998 filed as Exhibit 10(2) to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.

          10(2)(a) Copy of  Amendment  No.  1 to  Management  Agreement  between
               Belair Real Estate Corporation and Boston Management and Research dated as of December 28, 1999 and filed herewith.

          10(3)Copy of Investor  Servicing  Agreement between the Fund and Eaton
               Vance Distributors, Inc. dated October 28, 1997 filed as Exhibit 10(3) to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.

          10(4)Copy of Custody and Transfer Agency Agreement between the Fund and Investors Bank & Trust Company dated October 28, 1997 filed as Exhibit 10(4) to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.

          11   Not applicable and not filed.

          12   Not applicable and not filed.

          13   Not applicable and not filed.

          16   Not applicable and not filed.

          18   Not applicable and not filed.

          21   List of Subsidiaries of the Fund filed herewith.

          22   Not applicable and not filed.

          23   Not applicable and not filed.

          24   Not applicable and not filed.

          99 Form N-SAR of Eaton Vance Tax-Managed Growth Portfolio (File No. 811-7409) for its fiscal year ended December 31, 2000 filed electronically with the Securities and Exchange Commission under the Investment Company Act of 1940 on March 1, 2001 (Accession No. 0000940394-01-000043) (incorporated herein by reference pursuant to Rule 12b-32).

BELAIR CAPITAL FUND LLC AS OF DECEMBER 31, 2000

CONSOLIDATED PORTFOLIO OF INVESTMENTS

INVESTMENT IN BELVEDERE CAPITAL FUND
COMPANY LLC -- 77.9%



SECURITY                                  SHARES           VALUE

-------------------------------------------------------------------------
Investment in Belvedere Capital Fund
Company LLC (Belvedere Capital)              12,040,851    $2,132,795,139
-------------------------------------------------------------------------
Total Investment in Belvedere Capital
   (identified cost $1,541,082,705)                        $2,132,795,139
-------------------------------------------------------------------------


PARTNERSHIP PREFERENCE UNITS -- 16.1%



SECURITY                                  UNITS            VALUE

-------------------------------------------------------------------------
AMB Property II, L.P. (Delaware Limited
Partnership affiliate of AMB Property
Corporation), 8.75% Series C Cumulative
Redeemable Preferred Units,
Callable from 11/24/03+                       1,050,000    $   49,446,600
Bradley Operating Limited Partnership
(Delaware Limited Partnership affiliate
of Bradley Real Estate, Inc.), 8.875%
Series B Cumulative Redeemable Perpetual
Preferred Units,
Callable from 2/23/04+                          205,044         4,014,639
Camden Operating, L.P. (Delaware Limited
Partnership affiliate of Camden Property
Trust), 8.50% Series B Cumulative
Redeemable Perpetual Preferred Units,
Callable from 2/23/04+                          598,046        13,214,006
Colonial Realty Limited Partnership
(Delaware Limited Partnership affiliate
of Colonial Properties Trust), 8.875%
Series B Cumulative Redeemable Perpetual
Preferred Units,
Callable from 2/23/04+                          970,000        41,005,490
Essex Portfolio, L.P. (California
Limited Partnership affiliate of Essex
Property Trust, Inc.), 7.875% Series B
Cumulative Redeemable Preferred Units,
Callable from 2/6/03+                           302,000        11,341,610
Kilroy Realty, L.P. (Delaware Limited
Partnership affiliate of Kilroy Realty
Corporation), 8.075% Series A Cumulative
Redeemable Preferred Units,
Callable from 2/6/03+                           776,000        29,304,088
Liberty Property L.P. (Pennsylvania
Limited Partnership affiliate of Liberty
Property Trust), 9.25% Series B
Cumulative Redeemable Preferred Units,
Callable from 7/28/04+                        1,235,000        27,207,544
MHC Operating Limited Partnership
(Illinois Limited Partnership affiliate
of Manufactured Home
Communities, Inc.), 9% Series D
Cumulative Redeemable Perpetual
Preference Units,
Callable from 9/29/04+                        2,000,000        42,869,400

SECURITY                                  UNITS            VALUE

-------------------------------------------------------------------------
National Golf Operating Partnership,
L.P. (Delaware Limited Partnership
affiliate of National Golf
Properties, Inc.), 8% Series A
Cumulative Redeemable Preferred Units,
Callable from 3/4/03+                           740,000    $   26,100,539
National Golf Operating Partnership,
L.P. (Delaware Limited Partnership
affiliate of National Golf
Properties, Inc.), 9.30% Series B
Cumulative Redeemable Preferred Units,
Callable from 7/28/04+                          200,000         4,100,400
Prentiss Properties Acquisition
Partners, L.P. (Delaware Limited
Partnership affiliate of Prentiss
Properties Trust), 8.30% Series B
Cumulative Redeemable Perpetual
Preferred Units,
Callable from 6/25/03+                          157,072         6,264,990
Prentiss Properties Acquisition
Partners, L.P. (Delaware Limited
Partnership affiliate of Prentiss
Properties Trust), 9.45% Series C
Cumulative Redeemable Perpetual
Preferred Units,
Callable from 9/17/04+                          600,000        13,623,720
PSA Institutional Partners, L.P.
(California Limited Partnership
affiliate of Public Storage, Inc.),
9.50% Series N Cumulative Redeemable
Perpetual Preferred Units,
Callable from 3/17/05+                        1,930,000        50,274,956
Price Development Company, L.P.
(Maryland Limited Partnership affiliate
of J.P. Realty, Inc.), 8.95% Series B
Cumulative Redeemable Preferred
Partnership Interests,
Callable from 7/28/04+                        1,225,000        26,111,855
Regency Centers, L.P. (Delaware Limited
Partnership affiliate of Regency Realty
Corporation), 8.125% Series A Cumulative
Redeemable Preferred Units,
Callable from 6/25/03+                          600,000        24,806,100
Spieker Properties, L.P. (California
Limited Partnership affiliate of Spieker
Properties, Inc.), 7.6875% Series D
Cumulative Redeemable Preferred Units,
Callable from 4/20/03+                          510,000        20,915,100
Summit Properties Partnership, L.P.
(Delaware Limited Partnership affiliate
of Summit Properties, Inc.), 8.95%
Series B Cumulative Redeemable
Perpetual Preferred Units,
Callable from 4/29/04+                        1,185,000        25,259,222
Urban Shopping Centers, L.P. (Illinois
Limited Partnership affiliate of Urban
Shopping Centers, Inc.), 9.45% Series D
Cumulative Redeemable Perpetual
Preferred Units,
Callable from 10/1/04+                        1,000,000        23,183,000
-------------------------------------------------------------------------
Total Partnership Preference Units
   (identified cost $502,567,646)                          $  439,043,259
-------------------------------------------------------------------------


                       SEE NOTES TO FINANCIAL STATEMENTS

BELAIR CAPITAL FUND LLC AS OF DECEMBER 31, 2000

CONSOLIDATED PORTFOLIO OF INVESTMENTS CONT'D

OTHER REAL ESTATE INVESTMENTS -- 5.8%



DESCRIPTION                                                VALUE

-------------------------------------------------------------------------
Rental Property(1)(2)                                      $  157,812,925
-------------------------------------------------------------------------
Total Rental Property
   (identified cost $157,812,925)                          $  157,812,925
-------------------------------------------------------------------------


COMMERCIAL PAPER -- 0.2%



                                          PRINCIPAL
                                          AMOUNT
SECURITY                                  (000'S OMITTED)  VALUE

-------------------------------------------------------------------------
Corporate Receivables Corp.,
6.53%, 1/2/01                               $     6,667    $    6,665,871
-------------------------------------------------------------------------
Total Commercial Paper
   (at amortized cost, $6,665,871)                         $    6,665,871
-------------------------------------------------------------------------
Total Investments -- 100.0%
   (identified cost $2,208,129,147)                        $2,736,317,194
-------------------------------------------------------------------------


 + Security exempt from registration under the Securities Act of 1933. At December 31, 2000, the value of these securities totaled $439,043,259 or 21.8% of net assets.
 (1) Investment valued at fair value using methods determined in good faith by or at the direction of the manager of Belair Real
      Estate Corporation.
 (2) Rental property represents eleven multi-family residential properties located in seven states. None of the individual properties represent more than 5% of net assets.

BELAIR CAPITAL FUND LLC AS OF DECEMBER 31, 2000

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES



AS OF DECEMBER 31, 2000

Assets
--------------------------------------------------------
Investments at value
   (Identified cost $2,208,129,147)       $2,736,317,194
Cash                                          46,875,064
Dividends receivable                           8,021,686
Deferred expenses                              1,379,102
Escrow deposits - restricted                   2,143,464
Swap interest receivable                         526,653
Other assets                                     286,469
--------------------------------------------------------
TOTAL ASSETS                              $2,795,549,632
--------------------------------------------------------

Liabilities
--------------------------------------------------------
Loan payable                              $  643,000,000
Mortgage payable, net of unamortized
   debt issuance costs                       111,088,447
Open interest rate swap contracts, at
   value                                       4,834,653
Security deposits                                394,546
Rents received in advance                         55,276
Other accrued expenses:
   Interest expense                            7,430,119
   Accrued property taxes                        659,702
   Other accrued expenses and
      liabilities                              4,117,528
Minority interest in controlled
   subsidiaries                               12,971,521
--------------------------------------------------------
TOTAL LIABILITIES                         $  784,551,792
--------------------------------------------------------
NET ASSETS FOR 15,106,086 SHARES
   OUTSTANDING                            $2,010,997,840
--------------------------------------------------------
Shareholders' Capital
--------------------------------------------------------
SHAREHOLDERS' CAPITAL                     $2,010,997,840
--------------------------------------------------------
Net Asset Value and Redemption
Price Per Share
--------------------------------------------------------
($2,010,997,840  DIVIDED BY 15,106,086
   SHARES OUTSTANDING)                    $       133.13
--------------------------------------------------------


CONSOLIDATED STATEMENT OF OPERATIONS



FOR THE YEAR ENDED
DECEMBER 31, 2000

Investment Income
------------------------------------------------------
Dividends allocated from Belvedere
   Capital
   (net of foreign taxes, $127,637)       $ 19,099,006
Interest allocated from Belvedere
   Capital                                   5,701,395
Expenses allocated from Belvedere
   Capital                                 (13,353,957)
------------------------------------------------------
Net investment income allocated from
   Belvedere Capital                      $ 11,446,444
Dividends from partnership preference
   units                                    53,665,546
Rental income                               18,802,759
Interest income on swap contracts            1,469,376
Interest                                       639,016
------------------------------------------------------
TOTAL INVESTMENT INCOME                   $ 86,023,141
------------------------------------------------------
Expenses
------------------------------------------------------
Investment adviser fee                    $  7,387,733
Property management fees                       737,084
Service fees                                   845,158
Interest expense on credit facility         49,656,706
Interest expense on mortages                 7,647,566
Property and maintenance                     3,071,795
Payroll and benefits                         2,066,412
Property taxes and insurance                 1,950,111
Legal and accounting services                1,333,273
Amortization of deferred expenses              284,687
Custodian and transfer agent fees              126,222
Printing and postage                             9,408
Miscellaneous                                   78,508
------------------------------------------------------
TOTAL EXPENSES                            $ 75,194,663
------------------------------------------------------
Net investment income before minority
   interest in share of net income of
   controlled subsidiaries                $ 10,828,478
Minority interest in net income of
   controlled subsidiaries                    (641,021)
------------------------------------------------------
NET INVESTMENT INCOME                     $ 10,187,457
------------------------------------------------------
Realized and Unrealized Gain (Loss)
------------------------------------------------------
Net realized gain (loss) --
   Investment transactions from
      Belvedere Capital
      (identified cost basis)             $ 61,927,304
   Investment transactions in
      partnership preference units
      (identified cost basis)              (34,794,389)
   Investment transactions in other real
      estate investments
      (identified cost basis)                   81,788
   Termination of interest rate swap
      contracts                              2,241,000
------------------------------------------------------
NET REALIZED GAIN                         $ 29,455,703
------------------------------------------------------
Change in unrealized appreciation
   (depreciation) --
   Investment in Belvedere Capital
      (identified cost basis)             $ (9,000,006)
   Investments in partnership preference
      units
      (identified cost basis)               53,811,158
   Interest rate swap contracts            (27,992,839)
------------------------------------------------------
NET CHANGE IN UNREALIZED APPRECIATION
   (DEPRECIATION)                         $ 16,818,313
------------------------------------------------------

NET REALIZED AND UNREALIZED GAIN          $ 46,274,016
------------------------------------------------------

NET INCREASE IN NET ASSETS FROM
   OPERATIONS                             $ 56,461,473
------------------------------------------------------


                       SEE NOTES TO FINANCIAL STATEMENTS

BELAIR CAPITAL FUND LLC AS OF DECEMBER 31, 2000

CONSOLIDATED FINANCIAL STATEMENTS CONT'D

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS


INCREASE (DECREASE)                       YEAR ENDED            YEAR ENDED
IN NET ASSETS                             DECEMBER 31, 2000     DECEMBER 31, 1999

------------------------------------------------------------------------------------
Net investment income                     $         10,187,457  $          9,053,283
Net realized gain (loss) from
   investment transactions                          29,455,703           (38,647,548)
Net change in unrealized appreciation
   (depreciation) of investments                    16,818,313           293,174,886
------------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS
   FROM OPERATIONS                        $         56,461,473  $        263,580,621
------------------------------------------------------------------------------------
Transactions in Fund Shares --
   Net asset value of Shares issued to
      Shareholders in payment of
      distributions declared              $         12,185,024  $         10,588,705
   Net asset value of Shares redeemed             (120,420,279)          (92,513,365)
------------------------------------------------------------------------------------
NET DECREASE IN NET ASSETS FROM FUND
   SHARE TRANSACTIONS                     $       (108,235,255) $        (81,924,660)
------------------------------------------------------------------------------------
Distribution to shareholders
   Belair Capital Fund                    $        (24,175,059) $        (20,117,940)
   Special distributions                            (7,112,726)                   --
   Preferred Shareholders of
      controlled subsidiaries                          (24,676)              (16,640)
   Minority Shareholder of
      controlled subsidiaries                         (285,670)                   --
------------------------------------------------------------------------------------
TOTAL DISTRIBUTIONS                       $        (31,598,131) $        (20,134,580)
------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN NET ASSETS     $        (83,371,913) $        161,521,381
------------------------------------------------------------------------------------
Net Assets
------------------------------------------------------------------------------------
At beginning of year                      $      2,094,369,753  $      1,932,848,372
------------------------------------------------------------------------------------
AT END OF YEAR                            $      2,010,997,840  $      2,094,369,753
------------------------------------------------------------------------------------



CONSOLIDATED STATEMENTS OF CASH FLOWS



                                          YEAR ENDED
INCREASE (DECREASE) IN CASH               DECEMBER 31, 2000

--------------------------------------------------------------
Cash Flows From (For) Operating
   Activities --
   Net investment income                  $         10,187,457
   Adjustment to reconcile net
      investment income to net cash
      flows from operating
      activities --
      Amortization of organization and
         other deferred expenses                       284,687
      Net investment income allocated
         from Belvedere Capital                    (11,446,444)
      Increase in dividends receivable              (7,413,405)
      Increase in interest receivable
         for open swap contracts                      (501,839)
      Increase in deferred expenses                 (1,902,659)
      Decrease in escrow deposits                      536,663
      Increase in prepaid expenses                    (386,936)
      Decrease in other assets                         166,302
      Increase in accrued interest and
         accrued operating expenses                    312,830
      Increase in accrued property taxes             1,313,776
      Increase in minority interest                    107,000
      Purchase of partnership preference
         units                                    (107,641,295)
      Payments for investments in other
         real property                             (68,140,702)
      Cash assumed in connection with
         acquisition of real
         estate investments                          1,425,197
      Sale of partnership preference
         units                                     190,613,577
      Proceeds from sales of investment
         in other real property                     32,961,183
      Decrease in cash due to sale of
         majority interest in
         controlled subsidiary                      (1,744,571)
      Proceeds from expired swap
         contracts                                   2,241,000
      Improvements to real estate                   (1,982,200)
      Net decrease in investment in
         Belvedere Capital                          72,128,921
      Investment in short-term
         investments                                (6,665,871)
      Minority interest in net
         investment income of
         controlled subsidiaries                       641,021
--------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES  $        105,093,692
--------------------------------------------------------------
Cash Flows From (For) Financing
   Activities --
   Repayment of loan                      $        (12,000,000)
   Payments for Fund Shares redeemed               (34,010,741)
   Payment on mortgage                                 (53,626)
   Capital contributed to controlled
      subsidiaries                                     115,768
   Distributions paid                              (16,072,623)
--------------------------------------------------------------
NET CASH FLOWS USED FOR FINANCING
   ACTIVITIES                             $        (62,021,222)
--------------------------------------------------------------

NET INCREASE IN CASH                      $         43,072,470
--------------------------------------------------------------

CASH AT BEGINNING OF YEAR                 $          3,802,594
--------------------------------------------------------------

CASH AT END OF YEAR                       $         46,875,064
--------------------------------------------------------------
Supplemental Disclosure and Non-cash
Investing and Financing Activities
--------------------------------------------------------------
Change in unrealized appreciation of
   investments and open swap contracts    $         16,818,313
Interest paid for loan                    $         51,164,692
Interest paid for mortgage                $          6,865,722
Interest received on swap contracts       $            967,537
Market value of securities distributed
   in payment of redemptions              $         87,523,281
Market value of real property and other
   assets, net of current liabilities,
   contributed to the Fund                $        161,004,357
Mortgage assumed in connection with
   acquisition of real property           $        112,630,517
--------------------------------------------------------------


                       SEE NOTES TO FINANCIAL STATEMENTS

BELAIR CAPITAL FUND LLC AS OF DECEMBER 31, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 Organization
--------------
A Investment Objective -- Belair Capital Fund LLC (Belair Capital) is a Massachusetts limited liability company established to offer diversification and tax-sensitive investment management to persons holding large and concentrated positions in equity securities of selected publicly-traded companies. The investment objective of Belair Capital is to achieve long-term, after-tax returns for Shareholders. Belair Capital pursues this objective primarily by investing indirectly in Tax-Managed Growth Portfolio (the Portfolio), a diversified, open-end management investment company registered under the Investment Company Act of 1940, as amended. The Portfolio is organized as a trust under the laws of the state of New York. Belair Capital maintains its investment in the Portfolio by investing in Belvedere Capital Fund Company LLC (Belvedere Capital), a separate Massachusetts limited liability company that invests exclusively in the Portfolio. The performance of Belair Capital and Belvedere Capital is directly and substantially affected by the performance of the Portfolio. Separate from its investment in the Portfolio through Belvedere Capital, Belair Capital invests in real estate assets including income-producing preferred equity interests in real estate operating partnerships (partnership preference units) affiliated with publicly-traded real estate investment trusts (REITs) and interests in controlled real property subsidiaries.

B Subsidiaries -- Belair Capital invests in real estate through its subsidiary Belair Real Estate Corporation (BREC). BREC invests directly in partnership preference units and indirectly in real property through controlled subsidiaries.

     BREC -- BREC invests directly in partnership preference units and also holds a majority interest in Bel Residential Properties Trust (Bel Residential). At December 31, 2000, Belair Capital owned 100% of the common stock issued by BREC and intends to hold all of BREC's common stock at all times. Additionally, 2,100 shares of preferred stock of BREC are outstanding at December 31, 2000. The preferred stock has a par value of $0.01 per share and is redeemable by BREC at a redemption price of $100 per share after the occurrence of certain tax events or after December 31, 2004. Dividends on the preferred stock are cumulative and payable annually equal to $8 per share. The interest in preferred stock is recorded as a minority interest on the Consolidated Statement of Assets and Liabilities.

     Bel Residential -- Bel Residential, a majority-owned subsidiary of BREC, owns eleven multi-family residential properties (collectively, the Bel Residential Properties) located in seven states (Texas, Arizona, Georgia, North Carolina, Washington, Colorado and Florida). BREC owns Class A units of Bel Residential, representing a 75% equity interest in Bel Residential, and a minority shareholder (the Bel Residential Minority Shareholder) owns Class B units, representing a 25% equity interest in Bel Residential. The Class B equity interest is recorded as a minority interest on the Consolidated Statement of Assets and Liabilities. The primary distinction between the two classes of shares is the distribution priority and voting rights. BREC has priority in distributions and has greater voting rights than the holder of Class B units.

     Bel Communities -- Bel Alliance Communities, LLC (Bel Communities), which was a majority-owned subsidiary of BREC during the year ended December 31, 2000, owns twenty multi-family residential properties (collectively, the Bel Communities Properties) located in eight states (North Carolina, Texas, Georgia, Tennessee, Nevada, South Carolina, Virginia and Florida). BREC owned 100% of the Class A units of Bel Communities, representing 60% of the equity interests in Bel Communities, and a minority shareholder (the Bel Communities Minority Shareholder) owned 100% of the Class B units, representing 40% of the equity interests in Bel Communities. The primary distinction between the two classes of shares is the distribution priority and voting rights. BREC had priority in distributions and had greater voting rights than the holders of the Class B units. Bel Communities is not held by BREC at December 31, 2000.

     The accompanying consolidated financial statements include the accounts of Belair Capital, BREC, Bel Residential and Bel Communities (for the period which Bel Communities was held by BREC)(collectively, the Fund). All material intercompany accounts and transactions have been eliminated.

     The audited financial statements of the Portfolio, including the portfolio of investments, are included elsewhere in this report and should be read in conjunction with the Fund's financial statements.

2    Significant  Accounting  Policies
     ---------------------------------
     The following is a summary of significant accounting policies consistently followed by the Fund in the preparation of its financial statements. The policies are in conformity with generally accepted accounting principles.

A Investment Costs -- The Fund's investment assets were acquired through contributions of common stock by

BELAIR CAPITAL FUND LLC AS OF DECEMBER 31, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

     Shareholders in exchange for Shares of Belair Capital, in private purchases of partnership preference units and through contributions of real estate investments in exchange for cash and minority interests in controlled subsidiaries. Upon receipt of common stock from Shareholders, Belair Capital immediately exchanged the contributed securities into Belvedere Capital for shares thereof, and Belvedere Capital, in turn, immediately thereafter exchanged the contributed securities into the Portfolio for an interest in the Portfolio. The cost at which the Fund's investments of contributed securities are carried in the financial statements is the value of the contributed common stock as of the close of business on the day prior to their contribution to the Fund. The initial tax basis of the Fund's investment in the Portfolio through Belvedere Capital is the same as the contributing Shareholders' basis in securities and cash contributed to the Fund. The initial tax and financial reporting basis of the Fund's investment in securities and real estate purchased by the Fund is the purchase cost. The cost at which the Fund's investment in real estate contributed to the Fund is carried in the financial statements is the market value on contribution date. The initial tax basis of real estate investments contributed to the Fund is the contributor's tax basis at the time of contribution or value at the time of contribution, depending on the taxability of the contribution.

B Investment Valuations -- The Fund's investments consist of partnership preference units, other real property investments, shares of Belvedere Capital and short-term debt securities. Belvedere Capital's only investment is an interest in the Portfolio, the value of which is derived from a proportional interest therein. Additionally, the Fund has entered into interest rate swap contracts (Note 8). The valuation policy followed by the Fund, Belvedere Capital and the Portfolio, is as follows:

     Marketable securities, including options, that are listed on foreign or U.S. securities exchanges or in the NASDAQ National Market System are valued at closing sale prices on the exchange where such securities are principally traded. Futures positions on securities or currencies are generally valued at closing settlement prices. Unlisted or listed securities for which closing sale prices are not available are valued at the mean between the latest bid and asked prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost, which approximates fair value. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, are normally valued on the basis of valuations furnished by a pricing service. Investments held by the Portfolio for which valuations or market quotations are unavailable are valued at fair value using methods determined in good faith by or at the direction of the Trustees. Investments held by the Fund for which valuations or market quotations are unavailable are valued at fair value using methods determined in good faith by Boston Management and Research (BMR), a wholly owned subsidiary of Eaton Vance Management (EVM), as manager of BREC. Interest rate swap contracts for which prices are unavailable are valued as determined in good faith by BMR, as investment adviser of the Fund.

     The value of the Fund's real estate assets is determined in good faith by BMR, as manager of BREC, taking into account all relevant factors, data and information, including, with respect to investments in partnership preference units, information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments other than partnership preference units are generally stated at estimated market values based upon independent valuations assuming orderly disposition of assets. Detailed investment valuations are performed annually and reviewed periodically and adjusted if there has been a significant change in economic circumstances since the previous valuation.

C Interest Rate Swaps -- The Fund has entered into interest rate swap agreements with respect to its borrowings and real estate investments. Pursuant to these agreements, the Fund makes quarterly payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments from the counterparty at a predetermined spread to three-month LIBOR. During the terms of the outstanding swap agreements, changes in the underlying values of the swaps are recorded as unrealized gains or losses. The Fund is exposed to credit loss in the event of non-performance by the swap counterparty.

D Written Options -- The Portfolio and the Fund may write listed and over-the-counter call options on individual securities, on baskets of securities and on stock market indices. Upon the writing of a call option, an amount equal to the premium received by the Portfolio or Fund is included in the Statement of Assets and Liabilities of the respective entity as a liability. The amount of the liability is subsequently marked-to-market to reflect the current value of the option written in accordance with the investment valuation policies discussed above. Premiums received from writing options that expire are treated as realized gains. Premiums received from writing options that are exercised or are closed are added to or offset against the proceeds or amount paid on the transaction

BELAIR CAPITAL FUND LLC AS OF DECEMBER 31, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

     to determine the realized gain or loss. The Portfolio or Fund as a writer of an option may have no control over whether the underlying securities may be sold and as a result bears the market risk of an unfavorable change in the price of the securities underlying the written option.

E Purchased Options -- Upon the purchase of a put option, the premium paid by the Portfolio or Fund is included in the Statement of Assets and Liabilities of the respective entity as an investment. The amount of the investment is subsequently marked-to-market to reflect the current market value of the option purchased, in accordance with the investment valuation policies discussed above. If an option which the Portfolio or Fund has purchased expires on the stipulated expiration date, the Portfolio or Fund will realize a loss in the amount of the cost of the option. If the Portfolio or Fund enters into a closing sale transaction, the Portfolio or Fund will realize a gain or loss, depending on whether the sales proceeds from the closing sale transaction are greater or less than the cost of the option. If the Portfolio or Fund exercises a put option, it will realize a gain or loss from the sale of the underlying security and the proceeds from such sale will be decreased by the premium originally paid.

F Rental Operations -- The apartment units held by Bel Residential are leased to residents generally for a term of one year renewable upon consent of both parties on a year-to-year or month-to-month basis.

     The escrow accounts related to Bel Residential consist of deposits for real estate taxes, insurance, reserve for replacements and capital repairs required under the mortgage agreement. Bel Residential has no access to these funds once deposited into the escrow accounts. Amounts are held by the financial institution and controlled by the lender (Note 9).

     Costs incurred in connection with acquisitions of properties have been capitalized. Significant betterments and improvements are capitalized as part of the building and improvements.

G Income -- Dividend income is recorded on the ex-dividend date and interest and rental income are recorded on the accrual basis.

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

H Organization Costs and Deferred Expenses -- Costs incurred by the Fund in connection with its organization are being amortized over five years. Costs incurred in connection with BREC's organization were expensed as incurred. Deferred mortgage origination expenses incurred in connection with the financing of Bel Residential are amortized over the term of the loan.

I Income Taxes -- Belair Capital, Belvedere Capital and the Portfolio are treated as partnerships for federal income tax purposes. As a result, Belair Capital, Belvedere Capital and the Portfolio do not incur federal income tax liability, and the shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss and deduction. The policy of BREC and Bel Residential is to comply with the Internal Revenue Code applicable to REITs. BREC and Bel Residential will generally not be subject to federal income tax to the extent that they each distribute their earnings to their stockholders each year and maintain their qualification as a REIT.

J    Other -- Investment transactions are accounted for on a trade date basis.

K Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

3 Distributions to Shareholders
-------------------------------------------
     The Fund intends to distribute each year all of its net investment income for the year, if any, and approximately 22% of its net realized capital gains for such year, if any, other than precontribution gains allocated to a Shareholder in connection with a tender offer or other extraordinary corporate event with respect to a security contributed by such Shareholder, for which no capital gain distribution is made. In addition, whenever a distribution with respect to a precontribution gain is made, the Fund makes a special distribution to compensate Shareholders receiving such

BELAIR CAPITAL FUND LLC AS OF DECEMBER 31, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

     distributions   for  taxes  that  may  be  due  in   connection   with  the
     precontribution gain and supplemental distributions. Special distributions paid during the year ended December 31, 2000 totaled $7,112,726.

     In addition, BREC and Bel Residential intend to distribute substantially all of their taxable income earned by the respective entities during the year.

4 Shareholder Transactions
-------------------------------------------
   The Fund may issue an unlimited number of full and fractional Fund Shares. Transactions in Fund Shares were as follows:


                                         YEAR ENDED            YEAR ENDED
                                         DECEMBER 31, 2000     DECEMBER 31, 1999

--------------------------------------------------------------------------------
Issued to Shareholders electing to
receive payment of distributions in
Fund Shares                                90,521                85,402
Redemptions                               (885,179)             (753,491)
--------------------------------------------------------------------------------
NET DECREASE                              (794,658)             (668,089)
--------------------------------------------------------------------------------

Redemptions of Fund Shares held less than three years are generally subject to a redemption fee of 1% of the net asset value of Shares redeemed. The redemption fee is paid to Eaton Vance Distributors, Inc. (EVD) by the Fund on behalf of the redeeming Shareholder. No charge is levied on redemptions of Shares acquired through the reinvestment of distributions, Shares redeemed in connection with a tender offer or other extraordinary corporate event or Shares redeemed following the death of all of the initial holders of the Shares redeemed. In addition, no fee applies to redemptions by Shareholders, who, during any 12-month period, redeems less than 8% of the total number of Shares held by the Shareholder as of the beginning of the 12-month period. For the year ended December 31, 2000, EVD received $859,026 in redemption fees.

5 Investment Transactions
-------------------------------------------
     Increases and decreases of the Fund's investment in Belvedere Capital for the year ended December 31, 2000 aggregated $235,693,963 and $395,346,265, respectively. Purchases and sales of partnership preference units aggregated $107,641,295 and $190,613,577, respectively, for the year ended December 31, 2000. For the year ended December 31, 2000, acquisitions and sales of other real property aggregated $68,140,702 and $32,961,183, respectively.

     Purchases and sales of real estate investments during the year ended December 31, 2000 include amounts purchased from and sold to other funds sponsored by EVM.

6 Indirect Investment in Portfolio
-------------------------------------------
     Belvedere Capital's interest in the Portfolio at December 31, 2000 was $9,944,343,179, representing 54.1% of the Portfolio's net assets. The Fund's investment in Belvedere Capital at December 31, 2000 was $2,132,795,139, representing 21.5% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the year ended December 31, 2000 totaled $100,027,958, of which $24,800,401 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the year ended December 31, 2000 totaled $39,931,120, of which $9,941,493 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $3,412,464 for the year ended December 31, 2000, representing $95,586 of operating expenses and $3,316,878 of service fees (Note 10).

7 Rental Property
-------------------------------------------
     The average occupancy rate for real property held by Bel Residential, consisting of 2,681 residential units, was approximately 95% at December 31, 2000. The fair value of real property owned by the Fund through Bel Residential at December 31, 2000 is as follows:



    Land                                      $ 23,565,000
    Buildings, improvements and other assets   134,247,925
    ------------------------------------------------------
    FAIR VALUE                                $157,812,925
    ------------------------------------------------------

8 Cancelable Interest Rate Swap Agreements
-------------------------------------------
     The Fund has entered into cancelable interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements, the Fund has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and

BELAIR CAPITAL FUND LLC AS OF DECEMBER 31, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

   agreements. As of December 31, 2000, the Fund has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc.

                                                                             UNREALIZED
                NOTIONAL                             INITIAL                APPRECIATION/
                 AMOUNT                             OPTIONAL              (DEPRECIATION) AT
    EFFECTIVE    (000'S    FIXED   FLOATING        TERMINATION  MATURITY    DECEMBER 31,
    DATE        OMITTED)   RATE    RATE               DATE        DATE          2000

    ---------------------------------------------------------------------------------------
         2/98    120,000  6.715%   Libor + .45%         2/03       2/05   $        158,467
         4/98     50,000   6.84%   Libor + .45%         2/03       2/05           (105,708)
         4/98    150,000  6.835%   Libor + .45%         4/03       4/05           (413,833)
         6/98     20,000   6.67%   Libor + .45%         6/03       2/05              1,994
         6/98     75,000   6.68%   Libor + .45%         6/03       2/05            (14,230)
         6/98     80,000  6.595%   Libor + .45%         6/03       2/05            181,644
        11/98     14,709   6.13%   Libor + .45%        11/03       2/05            210,991
         2/99     34,951   6.34%   Libor + .45%         2/04       2/05            221,768
         4/99      5,191   6.49%   Libor + .45%         2/04       2/05              6,770
         7/99     24,902  7.077%   Libor + .45%         7/04       2/05           (524,587)
         9/99     10,471   7.37%   Libor + .45%         9/04       2/05           (341,770)
         3/00     19,149   7.89%   Libor + .45%         2/04       2/05           (809,750)
         3/00     70,000   7.71%   Libor + .45%           --       2/05         (3,406,409)
    ---------------------------------------------------------------------------------------
        TOTAL                                                             $     (4,834,653)
    ---------------------------------------------------------------------------------------


9 Debt
-------------------------------------------
A Mortgage -- Real property held by Bel Residential is financed through a loan secured by cross-collateralized first mortgage liens on such real property. The balance at December 31, 2000, excluding unamortized debt issuance costs, is as follows:


                                               ANNUAL   MONTHLY     BALANCE AT
                                              INTEREST  INTEREST   DECEMBER 31,
    MATURITY DATE                               RATE    PAYMENT*       2000

    ----------------------------------------------------------------------------
    May 1, 2010                                 8.33%   $781,844   $112,630,517


 * Mortgage provides for monthly payments of interest only through May 1, 2010, with the entire principal balance due on May 1, 2010.

B Credit Facility -- Belair Capital has obtained a $790,000,000 Credit Facility with a term of seven years from Merrill Lynch International Bank Limited. Belair Capital's obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of Bel Residential. Interest on borrowed funds is based on the prevailing LIBOR rate for the respective interest period plus a spread of 0.45% per annum. Belair Capital may borrow for interest periods of one month to five years. In addition, Belair Capital pays a commitment fee at a rate of 0.10% per annum on the unused amount of the loan commitment. Borrowings under the Credit Facility have been used to purchase qualifying assets, pay selling commissions and organizational expenses, and to provide for the short-term liquidity needs of the Fund. Additional borrowings under the Credit Facility may be made in the future for these purposes. At December 31, 2000, amounts outstanding under the Credit Facility totaled $643,000,000.

10    Management Fees and  Other  Transactions  with  Affiliates
----------------------------------------------------------------
     The Fund and the Portfolio have engaged BMR as investment adviser. Under the terms of the advisory agreement with the Portfolio, BMR receives a monthly fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the year ended December 31, 2000 the advisory fee applicable to the Portfolio was 0.43% of average daily net assets. Belvedere Capital's allocated portion of the advisory fee was $38,608,769 of which $9,624,513 was allocated to the Fund for the year ended December 31, 2000. In addition, Belair Capital pays BMR a monthly advisory and administrative fee of 1/20 of 1% (0.60% annually) of the average daily gross investment assets of Belair Capital (including the value of all assets of Belair Capital other than Belair Capital's investment in BREC, minus the sum of Belair Capital's liabilities other than the principal amount of money borrowed) and BREC pays BMR a monthly management fee at a rate of 1/20th of 1% (equivalent to 0.60% annually) of the average daily gross investment assets of BREC (which consist of all assets of BREC minus the sum of BREC's liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of BREC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BREC). The advisory fee payable by the Portfolio with respect to Belair Capital's indirect investment in the Portfolio is credited toward Belair Capital's advisory and administrative fee payment. For the year ended December 31, 2000, the advisory and administrative fee payable to BMR by the Fund, less the Fund's allocated share of the Portfolio's advisory fee, totaled $7,387,733.

     EVM  serves  as  manager  of  Belair   Capital  and  receives  no  separate
     compensation for services provided in such capacity.

     Pursuant to a servicing agreement between Belvedere Capital and EVD, Belvedere Capital pays a servicing fee to

BELAIR CAPITAL FUND LLC AS OF DECEMBER 31, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

     EVD for providing certain services and information to Shareholders. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Capital's average daily net assets and totaled $13,327,074 for the year ended December 31, 2000 of which $3,316,878 was allocated to Belair Capital. Pursuant to a servicing agreement between Belair Capital and EVD, Belair Capital pays a servicing fee to EVD on a quarterly basis at an annual rate of 0.20% of Belair Capital's average daily net assets, less Belair Capital's allocated share of the servicing fee payable by Belvedere Capital. For the year ended December 31, 2000 the servicing fee paid directly by Belair Capital totaled $845,158. Of the amounts allocated to and incurred by the Fund, for the year ended December 31, 2000, $4,162,036 was paid to subagents.

     An affiliate of the Bel Residential Minority Shareholder provides day-to-day management of Bel Residential pursuant to a management agreement (Note 1B). The management agreement provides for a management fee and allows for reimbursement of payroll expenses incurred by the manager for managing the Bel Residential Properties. For the period from inception, June 30, 2000, to December 31, 2000, Bel Residential paid or accrued property management fees amounting to $460,690.

BELAIR CAPITAL FUND LLC AS OF DECEMBER 31, 2000

INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS
OF BELAIR CAPITAL FUND LLC AND SUBSIDIARIES
---------------------------------------------

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated portfolio of investments, of Belair Capital Fund LLC and Subsidiaries (collectively, the Fund), as of December 31, 2000, and the related consolidated statements of operations and cash flows for the year then ended and the consolidated statement of changes in net assets for the two years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2000 by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Fund as of December 31, 2000 and the results of its consolidated operations, consolidated cash flows and consolidated changes in its net assets for the respective periods, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 9, 2001

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

PORTFOLIO OF INVESTMENTS

COMMON STOCKS -- 98.1%


SECURITY                       SHARES          VALUE

--------------------------------------------------------------
Advertising and Marketing Services -- 3.4%
--------------------------------------------------------------
ACNielsen Corp.(1)                66,001       $     2,392,536
Advo, Inc.(1)                    670,000            29,731,250
Catalina Marketing
Corp.(1)                          76,714             2,987,051
Harte-Hanks
Communications, Inc.             135,487             3,209,348
Havas Advertising ADR(1)       2,431,419            34,343,793
IMS Health, Inc.                 498,012            13,446,324
Interpublic Group Cos.,
Inc.                           3,641,817           155,004,836
Lamar Advertising Co.(1)         857,818            33,106,456
Omnicom Group, Inc.            3,174,478           263,084,864
TMP Worldwide, Inc.(1)           119,580             6,576,900
TMP Worldwide,
Inc.(1)(2)(3)                     34,846             1,916,128
True North
Communications, Inc.             499,879            21,244,857
Valassis Communications,
Inc.(1)                          975,000            30,773,438
Ventiv Health, Inc.(1)           160,833             2,020,465
WPP Group PLC                    488,000             6,356,639
WPP Group PLC ADR                155,310             9,755,409
--------------------------------------------------------------
                                               $   615,950,294
--------------------------------------------------------------
Aerospace and Defense -- 0.8%
--------------------------------------------------------------
Boeing Company (The)           1,634,544       $   107,879,904
Boeing Company
(The)(2)(3)                      250,000            16,478,344
Honeywell International,
Inc.                             284,652            13,467,598
Northrop Grumman Corp.            67,538             5,605,654
Raytheon Co., Class B            213,564             6,633,832
Teledyne Technologies,
Inc.(1)                            6,117               144,514
--------------------------------------------------------------
                                               $   150,209,846
--------------------------------------------------------------
Apparel and Textiles -- 0.0%
--------------------------------------------------------------
Shaw Industries, Inc.            325,000       $     6,154,687
Unifi, Inc.(1)                    51,208               457,671
--------------------------------------------------------------
                                               $     6,612,358
--------------------------------------------------------------
Auto and Parts -- 0.2%
--------------------------------------------------------------
Aftermarket Technology
Corp.(1)                          46,000       $       100,625
Borg-Warner Automotive,
Inc.                             230,270             9,210,800
DaimlerChrysler                   19,952               822,022
Dana Corp.                        46,137               706,473
Delphi Automotive Systems          6,128                68,940
Ford Motor Co.                   240,055             5,626,289
General Motors Corp.              13,596               692,546
Genuine Parts Co.                147,059             3,851,108

SECURITY                       SHARES          VALUE

--------------------------------------------------------------

Auto and Parts (continued)
--------------------------------------------------------------
Harley-Davidson, Inc.             49,700       $     1,975,575
Honda Motor Co. Ltd. ADR           5,000               369,375
SPX Corp.(1)                      47,862             5,178,070
TRW, Inc.                          2,000                77,500
Visteon Corp.                     15,135               174,053
--------------------------------------------------------------
                                               $    28,853,376
--------------------------------------------------------------
Banks - Money Center -- 0.4%
--------------------------------------------------------------
Bank of Montreal                 136,928       $     7,214,394
Chase Manhattan Corp.(1)         459,027            20,857,039
Morgan (J.P.) & Co., Inc.        218,780            36,208,090
Royal Bank of Scotland
Group PLC                         51,201             1,209,977
Royal Bank of Scotland
Group PLC (A.V.S.)(1)             50,837                63,033
--------------------------------------------------------------
                                               $    65,552,533
--------------------------------------------------------------
Banks - Regional -- 5.9%
--------------------------------------------------------------
AmSouth Bancorporation           692,177       $    10,555,699
Associated Banc-Corp.            624,922            18,982,006
Bank of America Corp.          1,327,437            60,896,173
Bank of Granite Corp.             22,500               523,125
Bank of New York Co.,
Inc. (The)                       359,398            19,834,277
Bank One Corp.                 1,238,985            45,377,826
Bank United Corp.                102,072             6,960,035
Banknorth Group, Inc.             65,720             1,310,292
BB&T Corp.                       695,376            25,946,217
City National Corp.              130,000             5,045,625
Colonial Bancgroup, Inc.
(The)                            396,090             4,257,967
Comerica, Inc.                   155,041             9,205,559
Commerce Bancshares, Inc.        142,938             6,074,846
Community First
Bancshares, Inc.                 418,000             7,889,750
Compass Bancshares, Inc.         306,668             7,321,698
Fifth Third Bancorp              447,549            26,741,053
First Citizens
BancShares, Inc.                  65,900             5,321,425
First Financial Bancorp.          51,393               873,681
First Midwest Bancorp,
Inc.                             458,929            13,194,209
First Tennessee National
Corp.                             33,488               969,059
First Union Corp.              1,237,805            34,426,452
Firstar Corp.                  2,808,435            65,296,114
FleetBoston Financial
Corp.                          2,808,399           105,490,487
Hibernia Corp., Class A           63,017               803,467
Huntington Bancshares,
Inc.                             400,000             6,475,000
Keycorp                          500,764            14,021,392


                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

PORTFOLIO OF INVESTMENTS CONT'D



SECURITY                       SHARES          VALUE

--------------------------------------------------------------

Banks - Regional (continued)
--------------------------------------------------------------
M&T Bank Corp.                    20,000       $     1,360,000
Marshall and Ilsley Corp.         50,410             2,562,340
Mellon Financial Corp.           206,912            10,177,484
National City Corp.              442,706            12,727,797
National Commerce
Bancorporation                 1,072,894            26,554,126
Northern Trust Corp.           1,363,796           111,234,611
Old Kent Financial Corp.          79,943             3,497,506
PNC Bank Corp.                   145,615            10,638,996
Popular, Inc.                        716                18,840
Regions Financial Corp.        1,284,408            35,080,394
S&T Bancorp, Inc.                100,000             2,162,500
SouthTrust Corp.                  76,101             3,096,359
Southwest Bancorporation
of Texas, Inc.(1)                215,601             9,257,368
Sovereign Bancorporation,
Inc.                             442,584             3,595,995
State Street Corp.                64,000             7,949,440
Summit Bancorp.                  176,081             6,724,093
SunTrust Banks, Inc.             201,151            12,672,513
Synovus Financial                945,437            25,467,709
U.S. Bancorp.                    457,914            13,365,365
Union Planters Corp.              87,070             3,112,752
Valley National Bancorp.         305,241            10,168,341
Wachovia Corp.                   132,559             7,704,992
Washington Mutual, Inc.          138,506             7,349,475
Wells Fargo & Co.              4,057,454           225,949,470
Westamerica
Bancorporation                   266,506            11,459,758
Whitney Holding Corp.            253,297             9,197,847
Zions Bancorporation             137,571             8,589,589
--------------------------------------------------------------
                                               $ 1,085,469,094
--------------------------------------------------------------
Beverages -- 2.6%
--------------------------------------------------------------
Anheuser-Busch Cos., Inc.      2,128,699       $    96,855,804
Coca-Cola Company (The)        2,078,457           126,655,974
Coca-Cola Enterprises,
Inc.                             264,724             5,029,756
Panamerican Beverages,
Inc., Class A                     80,000             1,135,000
PepsiCo, Inc.                  5,023,110           248,957,889
--------------------------------------------------------------
                                               $   478,634,423
--------------------------------------------------------------
Broadcasting and Cable -- 1.2%
--------------------------------------------------------------
AT&T Corp. - Liberty
Media Group(1)                 1,385,714       $    18,793,746
AT&T Corp. - Liberty
Media Group, Class B(1)           32,876               616,425
Cablevision Systems Corp.
(1)(2)(3)                        130,000            11,032,213

SECURITY                       SHARES          VALUE

--------------------------------------------------------------

Broadcasting and Cable (continued)
--------------------------------------------------------------
Clear Channel
Communications, Inc.(1)          467,378       $    22,638,622
Comcast Corp.,
Class A(1)                     1,736,177            72,485,390
Cox Communications, Inc.,
Class A(1)                       608,036            28,311,676
Gaylord Entertainment
Co.(1)                           428,482             8,944,562
General Motors Corp.,
Class H(1)                     1,175,262            27,031,026
Infinity Broadcasting
Corp.(1)                          34,500               963,844
Univision Communications,
Inc.(1)                          663,184            27,149,095
Westwood One, Inc.(1)            122,400             2,363,850
--------------------------------------------------------------
                                               $   220,330,449
--------------------------------------------------------------
Building Materials and Tools -- 0.6%
--------------------------------------------------------------
American Standard
Companies, Inc.(1)               172,899       $     8,526,082
CRH PLC                          262,701             4,888,340
Interface, Inc.                  422,412             3,669,704
Masco Corp.                    2,278,653            58,532,899
Sherwin-Williams Co.
(The)                             80,069             2,106,816
Snap-On, Inc.                     71,795             2,001,286
Valspar Corp.                    620,000            19,951,600
Vulcan Materials Co.              49,689             2,378,861
--------------------------------------------------------------
                                               $   102,055,588
--------------------------------------------------------------
Business Services - Miscellaneous -- 0.6%
--------------------------------------------------------------
ANC Rental Corp.(1)              689,786       $     2,414,251
Century Business
Services, Inc.(1)                400,000               450,000
Cintas Corp.                   1,103,661            58,700,969
Concord EFS, Inc.(1)             213,905             9,398,451
Fair, Isaac and Co., Inc.        238,828            12,180,228
Gartner Group, Inc.(1)             3,000                20,700
Gartner Group, Inc.,
Class B(1)                        92,416               585,917
Half (Robert)
International, Inc.(1)             3,600                95,400
Manpower, Inc.                   110,000             4,180,000
Navigant Consulting,
Inc.(1)                          496,795             1,894,031
Navigant International,
Inc.(1)                           59,630               484,494
ServiceMaster Co.                695,430             7,997,445
Spherion Corp.(1)                 90,000             1,018,125
Staff Leasing, Inc.(1)           156,250               468,750
Sylvan Learning Systems,
Inc.(1)                          815,396            12,078,053
United Rentals, Inc.(1)          342,099             4,596,955
Viad Corp.                        40,314               927,222
--------------------------------------------------------------
                                               $   117,490,991
--------------------------------------------------------------
Chemicals -- 0.6%
--------------------------------------------------------------
Ashland, Inc.                    106,674       $     3,828,530


                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

PORTFOLIO OF INVESTMENTS CONT'D



SECURITY                       SHARES          VALUE

--------------------------------------------------------------

Chemicals (continued)
--------------------------------------------------------------
Bayer AG ADR                      40,000       $     2,106,764
Dow Chemical Co. (The)           150,501             5,512,099
DuPont (E.I.) de Nemours
& Co.                          1,054,446            50,942,922
Eastman Chemical Co.                 148                 7,215
Monsanto Co.(1)                1,810,000            48,983,125
Solutia, Inc.                     99,629             1,195,548
Syngenta AG ADR (1)               10,030               109,703
--------------------------------------------------------------
                                               $   112,685,906
--------------------------------------------------------------
Communications Equipment -- 2.9%
--------------------------------------------------------------
3Com Corp.(1)                    873,949       $     7,428,566
ADC Telecommunications,
Inc.(1)                          937,781            16,997,280
Advanced Fibre
Communication, Inc.(1)            15,000               270,937
Alcatel S.A. ADR                  43,728             2,446,035
Avaya, Inc.(1)                    48,028               495,289
Avaya, Inc.(1)(2)(3)              25,000               257,774
CIENA Corp.(1)                   702,026            57,039,612
Comverse Technology,
Inc.(1)                          386,378            41,970,310
Corning, Inc.                    930,112            49,121,540
JDS Uniphase Corp.(1)            266,080            11,092,210
Lucent Technologies, Inc.        496,773             6,706,435
Lucent Technologies,
Inc.(2)(3)                       300,000             4,049,613
Marconi PLC                      674,246             7,248,958
Motorola, Inc.                 1,286,001            26,041,520
Nokia Corp., Class A, ADR      3,891,143           169,264,720
Nortel Networks Corp.          2,152,570            69,016,776
Qualcomm, Inc.(1)                344,112            28,281,705
Salient 3 Communications,
Inc., Class A                     78,125               185,547
Telefonaktiebolaget LM
Ericsson, Class B ADR          1,816,000            20,316,500
Tellabs, Inc.(1)                 353,998            20,000,887
--------------------------------------------------------------
                                               $   538,232,214
--------------------------------------------------------------
Communications Services -- 2.4%
--------------------------------------------------------------
Alltel Corp.                   1,315,181       $    82,116,614
Alltel Corp.(2)(3)                30,000             1,872,732
American Tower Corp.,
Class A(1)                       145,509             5,511,153
AT&T Corp.                     1,564,226            27,080,663
BCE, Inc.                         80,269             2,322,784
BellSouth Corp.                  699,286            28,627,021
Broadwing, Inc.(1)               764,587            17,442,141
Citizens Communications
Co.(1)                            59,563               781,764
Global Crossing Ltd.(1)          124,289             1,778,886

SECURITY                       SHARES          VALUE

--------------------------------------------------------------

Communications Services (continued)
--------------------------------------------------------------
Intermedia
Communications, Inc.(1)          403,275       $     2,898,539
ITC Deltacom, Inc.(1)          1,118,041             6,026,912
McLeodUSA, Inc.(1)             1,523,959            21,525,919
McLeodUSA, Inc.(1)(2)(3)         150,000             2,116,102
McLeodUSA, Inc.(1)(2)(3)         231,562             3,267,951
Nextel Communications,
Inc., Class A(1)                 221,782             5,489,104
NTL, Inc.(1)                     400,391             9,584,351
PTEK Holdings, Inc.(1)            28,000                40,250
Qwest Communications
International(1)                  81,903             3,358,023
RSL Communications
Ltd.(1)                          747,161               127,017
SBC Communications, Inc.       1,587,062            75,782,210
Sprint Corp.                   1,315,630            26,723,734
Sprint Corp., PCS
Group(1)                         815,754            16,671,972
Talk.com, Inc.(1)                247,376               355,603
Telecom Corp. of New
Zealand Ltd. ADR                   8,000               133,500
Telephone & Data Systems,
Inc.                             131,756            11,858,040
Verizon Communications,
Inc.                             180,425             9,043,803
Vodafone Group PLC ADR            40,745             1,459,180
Voicestream Wireless
Corporation(1)(2)(3)             395,175            39,590,515
Winstar Communications,
Inc.(1)                           17,136               200,277
WorldCom, Inc.(1)              2,372,008            33,356,363
--------------------------------------------------------------
                                               $   437,143,123
--------------------------------------------------------------
Computer Software -- 3.4%
--------------------------------------------------------------
Adobe Systems, Inc.              231,936       $    13,495,776
BMC Software, Inc.(1)             35,000               490,000
Cadence Design Systems,
Inc.(1)                          956,000            26,290,000
Cognos, Inc.(1)                   77,000             1,448,562
Computer Associates
International, Inc.               32,395               631,702
Compuware Corp.(1)                 2,800                17,500
CSG Systems
International, Inc.(1)            41,116             1,929,882
Edwards (J.D.) & Co.(1)          891,844            15,885,971
HNC Software, Inc.(1)            477,794            14,184,509
I2 Technologies, Inc.(1)         363,180            19,747,912
Intuit, Inc.(1)                1,157,751            45,658,805
Microsoft Corp.(1)             4,197,398           182,062,138
Oracle Corp.(1)                3,674,035           106,776,642
Parametric Technology
Corp.(1)                          94,600             1,271,187
PeopleSoft, Inc.(1)              475,770            17,692,697
Retek, Inc.(1)                   593,916            14,476,703
Safeguard Scientific,
Inc.(1)                           26,579               176,086
Sapient Corp.(1)               2,049,828            24,469,822
Siebel Systems, Inc.(1)        1,728,628           116,898,468


                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

PORTFOLIO OF INVESTMENTS CONT'D



SECURITY                       SHARES          VALUE

--------------------------------------------------------------

Computer Software (continued)
--------------------------------------------------------------
Synavant, Inc.(1)                 24,900       $       116,719
Veritas Software Corp.(1)         88,142             7,712,440
Wind River Systems,
Inc.(1)                          220,537             7,525,825
--------------------------------------------------------------
                                               $   618,959,346
--------------------------------------------------------------
Computers and Business Equipment -- 4.7%
--------------------------------------------------------------
Cabletron Systems,
Inc.(1)                           89,660       $     1,350,504
Cisco Systems, Inc.(1)         5,542,579           212,003,647
Compaq Computer Corp.             74,641             1,123,347
Dell Computer Corp.(1)         3,518,058            61,346,136
EMC Corp.(1)                     644,183            42,838,169
Gateway, Inc.(1)               1,111,743            20,000,257
Hewlett-Packard Co.            1,153,153            36,396,392
IDX Systems Corp.(1)              60,000             1,500,000
International Business
Machines Corp.                   667,872            56,769,120
Jabil Circuit, Inc.(1)            45,958             1,166,184
Jabil Circuit,
Inc.(1)(2)(3)                  2,082,013            52,806,866
Lexmark International,
Inc.(1)                        5,036,940           223,199,404
Network Appliance,
Inc.(1)                          488,000            31,323,500
Palm, Inc.(1)                  1,298,491            36,763,526
Pitney Bowes, Inc.                67,682             2,241,966
Solectron Corp.(1)             1,068,848            36,233,947
Solectron Corp.(1)(2)(3)         500,000            16,942,231
Solectron Corp.(1)(2)(3)         250,000             8,467,584
Sun Microsystems, Inc.(1)        503,430            14,033,111
Sun Microsystems,
Inc.(1)(2)(3)                     47,490             1,323,253
Xerox Corp.                       40,742               188,432
Zebra Technologies
Corp.(1)                           6,000               244,781
--------------------------------------------------------------
                                               $   858,262,357
--------------------------------------------------------------
Conglomerates -- 2.3%
--------------------------------------------------------------
General Electric Co.           5,253,671       $   251,847,854
Tyco International Ltd.        1,186,995            65,878,222
United Technologies Corp.      1,391,354           109,395,208
Vivendi Universal ADR              8,000               522,500
--------------------------------------------------------------
                                               $   427,643,784
--------------------------------------------------------------
Consumer Services -- 0.1%
--------------------------------------------------------------
Block (H&R), Inc.                366,177       $    15,150,573
Cendant Corp.(1)                 187,999             1,809,490
Service Corp.
International(1)                 145,389               254,431

SECURITY                       SHARES          VALUE

--------------------------------------------------------------

Consumer Services (continued)
--------------------------------------------------------------
Stewart Enterprises, Inc.        114,000       $       217,318
--------------------------------------------------------------
                                               $    17,431,812
--------------------------------------------------------------
Containers and Packaging -- 0.1%
--------------------------------------------------------------
Bemis Co., Inc.                   91,000       $     3,054,187
Sealed Air Corp.(1)              474,914            14,484,877
Sonoco Products Co.              122,135             2,641,169
--------------------------------------------------------------
                                               $    20,180,233
--------------------------------------------------------------
Distribution Services -- 1.4%
--------------------------------------------------------------
Airgas, Inc.(1)                  536,219       $     3,652,992
Arrow Electronics,
Inc.(1)                            8,750               250,469
Cardinal Health, Inc.            967,387            96,375,930
Cardinal Health,
Inc.(2)(3)                        24,100             2,397,811
McKesson HBOC, Inc.              166,692             5,982,576
MSC Industrial Direct
Co.(1)                             5,000                90,312
School Specialty, Inc.(1)         66,255             1,329,241
Sysco Corp.                    4,743,436           142,303,080
Sysco Corp.(2)(3)                 99,028             2,969,478
Sysco Corp.(2)(3)                 44,744             1,340,558
--------------------------------------------------------------
                                               $   256,692,447
--------------------------------------------------------------
Drugs and Drug Development -- 10.1%
--------------------------------------------------------------
Abbott Laboratories            3,463,086       $   167,743,228
Allergan, Inc.                    34,340             3,324,541
Alza Corp.(1)                     49,044             2,084,370
American Home Products
Corp.                            963,139            61,207,483
Amgen, Inc.(1)                 2,351,938           150,377,036
Andrx Group(1)                    93,750             5,425,781
Andrx Group(1)(2)(3)             300,000            17,337,541
AstraZeneca PLC ADR               80,720             4,157,080
Bristol-Myers Squibb Co.       2,289,343           169,268,298
Covance, Inc.(1)                  81,250               873,437
Elan Corp., PLC ADR(1)           539,036            25,233,623
Forest Laboratories,
Inc.(1)                           10,000             1,328,750
Genzyme Corp.(1)                 800,000            71,950,000
Gilead Sciences, Inc.(1)           9,532               790,560
GlaxoSmithKline PLC
ADR(1)                           648,382            36,309,393
Incyte Genomics, Inc.(1)       1,151,474            28,642,916
King Pharmaceuticals,
Inc.(1)(2)(3)                  1,563,838            80,714,682
Lilly (Eli) & Co.              1,237,852           115,197,602
Lilly (Eli) & Co.(2)(3)           38,250             3,554,524
Merck & Co., Inc.              1,557,519           145,822,716


                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

PORTFOLIO OF INVESTMENTS CONT'D



SECURITY                       SHARES          VALUE

--------------------------------------------------------------

Drugs and Drug Development (continued)
--------------------------------------------------------------
Mylan Laboratories               450,000       $    11,334,375
Novo Nordisk ADR                 116,911            10,346,623
Parexel International
Corp.(1)                          35,000               378,437
Pfizer, Inc.                   6,788,726           312,281,396
Pharmacia Corp.                2,510,843           153,161,423
Quintiles Transnational
Corp.(1)                         417,372             8,738,726
Schering-Plough Corp.          1,368,641            77,670,377
Sepracor, Inc.(1)                884,000            70,830,500
Teva Pharmaceutical
Industries Ltd.                  300,000            21,975,000
Vertex Pharmaceuticals,
Inc.(1)                           83,000             5,934,500
Watson Pharmaceuticals,
Inc.(1)                        1,781,781            91,204,915
--------------------------------------------------------------
                                               $ 1,855,199,833
--------------------------------------------------------------
Electric Power -- 0.8%
--------------------------------------------------------------
AES Corp.(1)                   1,378,084       $    76,311,401
Ameren Corp.                       5,000               231,562
American Electric Power,
Inc.                                 960                44,640
Dominion Resources, Inc.          28,938             1,938,846
Duke Energy Corp.                  4,117               350,974
Exelon Corp.                     787,500            55,290,375
P G & E Corp.                     47,705               954,100
Southern Energy, Inc.(1)          14,500               410,531
Teco Energy, Inc.                 40,000             1,295,000
TXU Corp.                        250,196            11,086,810
Wisconsin Energy Corp.             9,576               216,059
--------------------------------------------------------------
                                               $   148,130,298
--------------------------------------------------------------
Electrical Equipment -- 0.3%
--------------------------------------------------------------
American Power Conversion
Corp.(1)                         436,671       $     5,403,804
Baldor Electric Co.              149,060             3,148,893
Emerson Electric Co.             400,903            31,596,168
Molex, Inc., Class A             112,582             2,863,805
Rockwell International
Corp.                            203,032             9,669,399
Thomas and Betts Corp.           132,863             2,150,720
--------------------------------------------------------------
                                               $    54,832,789
--------------------------------------------------------------
Electronics - Instruments -- 0.5%
--------------------------------------------------------------
Agilent Technologies,
Inc.(1)                          216,897       $    11,875,111
Applera Corporation -
Applied
Biosystems Group(1)               47,100             1,692,656
Dionex Corp.(1)                  362,140            12,493,830
Invitrogen Corp.(1)               37,645             3,251,587
National Instruments
Corp.(1)                         466,603            22,659,408

SECURITY                       SHARES          VALUE

--------------------------------------------------------------

Electronics - Instruments (continued)
--------------------------------------------------------------
PerkinElmer, Inc.                110,263       $    11,577,615
Waters Corp.(1)                  198,320            16,559,720
X-Rite, Inc.                     428,000             3,343,750
--------------------------------------------------------------
                                               $    83,453,677
--------------------------------------------------------------
Electronics - Semiconductors and Related -- 3.7%
--------------------------------------------------------------
Altera Corp.(1)                   80,516       $     2,118,577
Analog Devices, Inc.(1)        3,043,828           155,805,946
Applied Materials,
Inc.(1)                           80,212             3,063,096
Broadcom Corp.,
Class A(1)                       234,000            19,656,000
Conexant Systems(1)              317,574             4,882,700
Cypress Semiconductor
Corporation(1)                   187,500             3,691,406
Cypress
Semiconductor Corporation(1)(2)(3)     19,307          379,774
Flextronics International
Ltd.(1)                          108,564             3,094,074
Intel Corp.                    5,698,406           171,308,330
Intel Corp.(2)(3)                119,093             3,575,119
Intel Corp.(2)(3)                350,000            10,506,750
KLA-Tencor Corp.(1)              101,498             3,419,214
Lam Research Corp.(1)            293,051             4,249,240
Linear Technologies Corp.        267,760            12,383,900
Maxim Integrated Products
Co.(1)                           274,351            13,117,407
National Semiconductor
Corp.(1)                          79,368             1,597,281
Plexus Corp.(1)                  132,189             4,017,303
Sanmina Corp.(1)                 727,021            55,707,984
SpeedFam-IPEC, Inc.(1)           221,000             1,339,813
Teradyne, Inc.(1)                325,400            12,121,150
Texas Instruments, Inc.        4,051,267           191,928,774
Ultratech Stepper,
Inc.(1)                          245,129             6,342,713
Xilinx, Inc.(1)                   68,518             3,160,393
--------------------------------------------------------------
                                               $   687,466,944
--------------------------------------------------------------
Engineering and Construction -- 0.1%
--------------------------------------------------------------
Dycom Industries(1)              170,511       $     6,127,739
Jacobs Engineering Group,
Inc.(1)                          168,555             7,785,134
--------------------------------------------------------------
                                               $    13,912,873
--------------------------------------------------------------
Entertainment -- 1.2%
--------------------------------------------------------------
Callaway Golf Co.                 35,715       $       665,192
Disney (Walt) Co.              1,031,468            29,848,105
Mattel, Inc.                      22,091               318,994
MGM Grand, Inc.                  269,445             7,594,981
Time Warner, Inc.              1,410,539            73,686,557


                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

PORTFOLIO OF INVESTMENTS CONT'D



SECURITY                       SHARES          VALUE

--------------------------------------------------------------

Entertainment (continued)
--------------------------------------------------------------
Viacom, Inc., Class A(1)          21,774       $     1,023,378
Viacom, Inc., Class B(1)       2,241,664           104,797,792
--------------------------------------------------------------
                                               $   217,934,999
--------------------------------------------------------------
Environmental Services -- 0.3%
--------------------------------------------------------------
Allied Waste Industries,
Inc.(1)                        1,075,000       $    15,654,687
Waste Management, Inc.         1,402,239            38,912,132
--------------------------------------------------------------
                                               $    54,566,819
--------------------------------------------------------------
Financial Services - Miscellaneous -- 4.4%
--------------------------------------------------------------
American Express Co.           1,991,447       $   109,405,120
Capital One Financial
Corp.                            560,175            36,866,517
Citigroup                      4,050,760           206,841,933
Enhance Financial Service
Group, Inc.                       70,000             1,080,625
Fannie Mae                     1,862,776           161,595,818
Finova Group, Inc.               175,587               164,613
FirstPlus Financial
Group, Inc.(1)                   120,000                10,800
Freddie Mac                    1,368,400            94,248,550
GreenPoint Financial
Corp.                            100,000             4,093,750
GreenPoint Financial
Corp.(2)(3)                      300,000            12,263,596
Household International,
Inc.                           1,441,724            79,294,820
ING Groep NV ADR                 105,285             8,435,961
MGIC Investment Corp.             80,000             5,395,000
Providian Financial Corp.        806,498            46,373,635
USA Education, Inc.              600,000            40,800,000
--------------------------------------------------------------
                                               $   806,870,738
--------------------------------------------------------------
Foods -- 1.5%
--------------------------------------------------------------
Archer-Daniels-Midland
Co.                              405,243       $     6,078,645
Campbell Soup Co.                 12,242               423,879
Conagra, Inc.                    707,429            18,393,154
Dean Foods Co.                   150,944             4,632,094
Flowers Industries, Inc.         965,916            15,213,177
General Mills, Inc.              123,254             5,492,506
Heinz (H.J.) Co.                 181,374             8,603,929
Hershey Foods Corp.              714,492            45,995,423
Keebler Food Products Co.        121,798             5,047,005
Keebler Food Products
Co.(2)(3)                         28,300             1,172,144
Kellogg Co.                      102,235             2,683,669
McCormick & Co., Inc.            458,058            16,518,717
Quaker Oats Co. (The)            110,087            10,719,722
Ralston Purina Group             277,878             7,259,563
Riviana Foods, Inc.              250,000             4,906,250

SECURITY                       SHARES          VALUE

--------------------------------------------------------------

Foods (continued)
--------------------------------------------------------------
Sara Lee Corp.                   837,776       $    20,577,873
Smithfield Foods, Inc.(1)      1,025,907            31,187,573
Smithfield Foods,
Inc.(1)(2)(3)                    892,858            27,137,067
Suiza Foods Corp.(1)              40,152             1,927,296
Tyson Food, Inc.                 163,901             2,089,738
Unilever ADR                     400,000            25,175,000
Wrigley (Wm.) Jr. Co.            171,469            16,428,874
--------------------------------------------------------------
                                               $   277,663,298
--------------------------------------------------------------
Furniture and Appliances -- 0.3%
--------------------------------------------------------------
HON Industries, Inc.           1,270,418       $    32,395,659
Leggett & Platt, Inc.            713,393            13,509,880
Maytag Corp.                      27,073               874,796
Miller (Herman), Inc.            540,103            15,527,961
Steelcase, Inc., Class A         123,000             1,706,625
--------------------------------------------------------------
                                               $    64,014,921
--------------------------------------------------------------
Health Services -- 0.3%
--------------------------------------------------------------
Beverly Enterprises,
Inc.(1)                          357,143       $     2,924,108
Caremark Rx, Inc.(1)              17,696               240,002
Cybear Group(1)                   13,959                 5,235
FPA Medical Management,
Inc.(1)(2)                       315,000                 3,150
HCA - The Healthcare
Company                           53,310             2,346,173
Health Management
Associates, Inc.,
Class A(1)                     1,311,170            27,206,778
HealthSouth Corp.(1)             122,699             2,001,527
LabOne, Inc.(1)                   53,940               310,155
Orthodontic Centers of
America, Inc.(1)                 100,000             3,125,000
Pacificare Health
Systems, Inc.,
Class A(1)                        19,500               292,500
PhyCor, Inc.(1)                  312,500                10,000
Quest Diagnostics,
Inc.(1)                           15,625             2,218,750
Quorum Health Group,
Inc.(1)                            6,893               108,565
Renal Care Group, Inc.(1)        371,007            10,173,717
Response Oncology,
Inc.(1)                           44,761                11,190
Sunrise Assisted Living,
Inc.(1)                          354,000             8,850,000
UnitedHealth Group, Inc.          52,106             3,198,006
--------------------------------------------------------------
                                               $    63,024,856
--------------------------------------------------------------
Household Products -- 2.7%
--------------------------------------------------------------
Avon Products, Inc.              134,700       $     6,448,763
Blyth Industries, Inc.(1)      1,085,671            26,191,813
Blyth Industries,
Inc.(1)(2)(3)                    167,616             4,040,198


                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

PORTFOLIO OF INVESTMENTS CONT'D



SECURITY                       SHARES          VALUE

--------------------------------------------------------------

Household Products (continued)
--------------------------------------------------------------
Clorox Co.                       421,344       $    14,957,712
Colgate-Palmolive Co.            546,478            35,275,155
Energizer Holdings,
Inc.(1)                           92,626             1,979,881
Fortune Brands, Inc.              69,838             2,095,140
Gillette Co.                   4,208,557           152,034,122
Helen of Troy Ltd.(1)             20,000                97,500
Kimberly-Clark Corp.           1,549,593           109,540,729
Lauder (Estee) Companies,
Inc.                           2,092,312            91,669,420
Newell Rubbermaid, Inc.          423,137             9,626,367
Procter & Gamble Co.             578,277            45,358,602
Water Pik Technologies,
Inc.(1)                            2,141                14,987
--------------------------------------------------------------
                                               $   499,330,389
--------------------------------------------------------------
Industrial Equipment -- 0.4%
--------------------------------------------------------------
Dover Corp.                      419,712       $    17,024,568
Federal Signal Corp.             283,471             5,563,118
Illinois Tool Works, Inc.        386,412            23,015,665
Johnson Controls                  46,758             2,431,416
Nordson Corp.                    163,978             4,181,439
Parker-Hannifin Corp.            157,066             6,930,537
PPG Industries, Inc.              13,680               633,555
Regal-Beloit Corp.               265,000             4,520,900
Tecumseh Products Co.,
Class A                          156,420             6,559,864
Teleflex, Inc.                    47,559             2,101,513
Wabtec                           250,000             2,937,500
--------------------------------------------------------------
                                               $    75,900,075
--------------------------------------------------------------
Information Services -- 4.9%
--------------------------------------------------------------
Acxiom Corp.(1)                  929,019       $    36,173,677
Affiliated Computer
Services, Inc.(1)                 20,000             1,213,750
Affiliated Computer
Services, Inc.(1)(2)(3)           80,327             4,867,837
America Online, Inc.(1)          166,177             5,782,960
At Home Corp., Series
A(1)                             240,582             1,330,731
At Home Corp., Series
A(1)(2)(3)                       171,895               950,572
Automatic Data
Processing, Inc.               5,597,020           354,361,329
Bell and Howell Co.(1)           115,000             1,897,500
BISYS Group, Inc.
(The)(1)                         107,746             5,616,260
Ceridian Corp.(1)                181,000             3,608,688
Check Point Software
Technology Ltd.(1)               104,000            13,890,500
Circle.com(1)                    120,625                67,852
Computer Sciences
Corp.(1)                       2,955,400           177,693,425
DST Systems, Inc.(1)             389,034            26,065,278
Electronic Data Systems
Corp.                            157,612             9,102,093

SECURITY                       SHARES          VALUE

--------------------------------------------------------------

Information Services (continued)
--------------------------------------------------------------
Equifax, Inc.                     80,000       $     2,295,000
First Data Corp.               2,827,384           148,967,795
Investors Financial
Services Corp.                    51,000             4,386,000
Keane, Inc.(1)                   200,000             1,950,000
Lason, Inc.(1)                   355,000                95,850
NOVA Corp.(1)                    104,965             2,092,740
Paychex, Inc.                    365,232            17,759,406
Perot Systems Corp.,
Class A(1)                       245,326             2,253,933
Reuters Holdings PLC ADR         270,131            26,607,904
Reynolds & Reynolds,
Inc., Class A                    451,043             9,133,621
RSA Security, Inc.(1)             40,000             2,115,000
SunGard Data Systems,
Inc.(1)                          988,797            46,597,059
--------------------------------------------------------------
                                               $   906,876,760
--------------------------------------------------------------
Insurance -- 7.0%
--------------------------------------------------------------
21st Century Insurance
Group                             70,700       $     1,007,475
Aegon, NV ADR                  2,680,037           111,054,033
Aetna, Inc.(1)                       368                15,111
Aflac Corp.                      135,749             9,799,381
Allmerica Financial Corp.          1,500               108,750
Allstate Corp. (The)              40,426             1,761,058
American General Corp.           101,421             8,265,811
American International
Group, Inc.                    5,194,621           511,994,832
American International
Group, Inc.(2)(3)                375,000            36,948,001
AON Corp.                        607,321            20,800,744
Berkshire Hathaway,
Inc.(1)                              448            31,808,000
Berkshire Hathaway, Inc.,
Class B(1)                        39,077            91,987,258
Chubb Corp.                      104,451             9,035,012
Commerce Group, Inc.             120,000             3,261,600
Delphi Financial Group,
Inc.(1)                            6,448               248,248
Gallagher (A.J.) and Co.         261,250            16,622,031
Hartford Financial
Services Group                     3,512               248,035
Jefferson-Pilot Corp.             80,726             6,034,269
Kansas City Life
Insurance Co.                     70,800             2,504,550
Lincoln National Corp.            26,903             1,272,848
Marsh & McLennan Cos.,
Inc.                           2,682,868           313,895,556
Mercury General Corp.              2,000                87,750
MetLife, Inc.                  1,885,000            65,975,000
Mutual Risk Management
Ltd.                             240,000             3,645,000
Progressive Corp.                186,136            19,288,343
Protective Life Corp.             43,381             1,399,037
Safeco Corp.                      23,248               764,278
St. Paul Cos., Inc. (The)        305,436            16,588,993


                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

PORTFOLIO OF INVESTMENTS CONT'D



SECURITY                       SHARES          VALUE

--------------------------------------------------------------

Insurance (continued)
--------------------------------------------------------------
Torchmark Corp.                  222,850       $     8,565,797
UICI(1)                          160,854               955,071
--------------------------------------------------------------
                                               $ 1,295,941,872
--------------------------------------------------------------
Investment Services -- 3.4%
--------------------------------------------------------------
Dain Rauscher Corporation         13,749       $     1,301,858
E*Trade Group, Inc.(1)           771,248             5,687,954
Federated Investors, Inc.        878,947            25,599,331
Federated Investors,
Inc., Class B(2)(3)              378,000            11,005,397
Federated Investors,
Inc., Class B(2)(3)              378,000            11,004,204
Franklin Resources, Inc.       1,746,081            66,525,686
Goldman Sachs Group, Inc.          9,627             1,029,487
Knight Trading Group,
Inc.(1)                          475,000             6,620,313
Legg Mason, Inc.                  17,641               961,435
Merrill Lynch & Co.,
Inc.(2)(3)                       150,000            10,213,422
Merrill Lynch & Co., Inc.      2,822,531           192,461,333
Morgan Stanley Dean
Witter & Co.                   3,038,338           240,788,287
Nuveen (John) Co.,
Class A (The)                     50,000             2,875,000
Price (T. Rowe)
Associates, Inc.                 139,176             5,882,357
Schwab (Charles) Corp.         1,105,111            31,357,525
Stilwell Financial, Inc.          95,458             3,764,625
Waddell & Reed Financial,
Inc., Class A                     19,020               715,628
Waddell & Reed Financial,
Inc., Class B                     81,862             3,069,825
--------------------------------------------------------------
                                               $   620,863,667
--------------------------------------------------------------
Lodging and Gaming -- 0.1%
--------------------------------------------------------------
Marriott International,
Inc., Class A                    157,628       $     6,659,783
Royal Caribbean Cruises
Ltd.                             500,000            13,225,000
Wyndham International,
Class A(1)                       132,212               231,371
--------------------------------------------------------------
                                               $    20,116,154
--------------------------------------------------------------
Medical Products -- 4.1%
--------------------------------------------------------------
Bausch & Lomb, Inc.              145,054       $     5,865,621
Baxter International,
Inc.                           1,508,565           133,225,147
Becton, Dickinson and Co.         36,245             1,254,983
Biomet, Inc.                     129,346             5,133,419
Biomet, Inc.(2)(3)                87,596             3,473,405
Boston Scientific
Corp.(1)                         541,644             7,413,752
Dentsply International,
Inc.                              47,401             1,854,564
Edwards Lifesciences
Corp.(1)                         295,714             5,248,924
ESC Medical Systems
Ltd.(1)                          170,000             2,050,625
Genzyme Corporation -
Genzyme Biosurgery
Division (1)                      86,784               753,936

SECURITY                       SHARES          VALUE

--------------------------------------------------------------

Medical Products (continued)
--------------------------------------------------------------
Guidant Corp.(1)                 453,816       $    24,477,701
Heartport, Inc.(1)                41,026                64,103
Hillenbrand Industries,
Inc.                             647,898            33,366,747
Johnson & Johnson Co.          2,478,558           260,403,500
Medtronic, Inc.                3,548,358           214,232,114
MiniMed, Inc.(1)                 407,100            17,110,942
Schein (Henry), Corp.(1)       1,125,194            38,959,842
Steris Corp.(1)                   78,394             1,264,103
VISX, Inc.(1)                     50,000               521,875
--------------------------------------------------------------
                                               $   756,675,303
--------------------------------------------------------------
Metals - Industrial -- 0.4%
--------------------------------------------------------------
Alcoa, Inc.                    1,896,000       $    63,516,000
Allegheny Technologies,
Inc.                              21,408               339,852
Nucor Corp.                      221,462             8,789,273
Phelps Dodge Corp.                 7,332               409,217
Steel Dynamics, Inc.(1)          311,800             3,429,800
Worthington Industries           147,466             1,188,945
--------------------------------------------------------------
                                               $    77,673,087
--------------------------------------------------------------
Natural Gas Distribution -- 0.8%
--------------------------------------------------------------
Coastal Corp. (The)              200,000       $    17,662,500
Dynegy, Inc.                     430,200            24,118,088
Dynegy, Inc.(2)(3)                63,525             3,556,271
Kinder Morgan, Inc.(2)(3)        500,000            26,059,502
Kinder Morgan, Inc.            1,275,912            66,586,658
National Fuel Gas Co.              2,000               125,875
Williams Cos., Inc. (The)        100,000             3,993,750
--------------------------------------------------------------
                                               $   142,102,644
--------------------------------------------------------------
Oil and Gas - Equipment and Services -- 2.2%
--------------------------------------------------------------
Baker Hughes, Inc.               746,804       $    31,039,041
Core Laboratories NV(1)          205,000             5,599,063
Grant Prideco, Inc.(1)           163,681             3,590,752
Halliburton Co.                3,257,050           118,068,063
Nabors Industries,
Inc.(1)                          400,000            23,660,000
Nabors Industries,
Inc.(1)(2)(3)                    150,000             8,869,395
National-Oilwell, Inc.(1)        641,199            24,806,386
National-Oilwell,
Inc.(1)(2)(3)                     45,730             1,766,857
Newpark Resources,
Inc.(1)                          110,000             1,051,875
Noble Drilling, Inc.(1)          170,000             7,384,375
Patterson Energy, Inc.(1)        200,000             7,450,000
Schlumberger Ltd.              1,703,413           136,166,577


                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

PORTFOLIO OF INVESTMENTS CONT'D



SECURITY                       SHARES          VALUE

--------------------------------------------------------------

Oil and Gas - Equipment and Services (continued)
--------------------------------------------------------------
Smith International,
Inc.(1)                           70,000       $     5,219,375
Syntroleum Corp.(1)                2,735                46,495
Transocean Sedco Forex,
Inc.                             237,966            10,946,436
Valero Energy Corp.               51,510             1,915,528
Weatherford
International(1)                 163,681             7,733,927
--------------------------------------------------------------
                                               $   395,314,145
--------------------------------------------------------------
Oil and Gas - Exploration and Production -- 1.5%
--------------------------------------------------------------
Anadarko Petroleum Corp.       2,591,906       $   184,232,678
Apache Corp.                     204,874            14,353,985
Burlington Resources,
Inc.                             428,629            21,645,765
Devon Energy Corp.               224,853            13,709,287
El Paso Energy Corp.             478,836            34,296,629
Kerr - McGee Corp.               136,199             9,116,821
Newfield Exploration
Co.(1)                            60,000             2,846,250
USX-Marathon Group                50,000             1,387,500
--------------------------------------------------------------
                                               $   281,588,915
--------------------------------------------------------------
Oil and Gas - Integrated -- 1.2%
--------------------------------------------------------------
BP Amoco PLC ADR               1,214,307       $    58,134,948
Chevron Corp.                     93,585             7,902,083
Exxon Mobil Corp.              1,379,486           119,929,064
Murphy Oil Corp.                  29,700             1,794,994
Pennzoil-Quaker State Co.         74,457               958,634
Phillips Petroleum Co.            18,407             1,046,898
Royal Dutch Petroleum Co.         56,537             3,424,022
Texaco, Inc.                       2,500               155,313
Tosco Corp.                      614,619            20,858,632
--------------------------------------------------------------
                                               $   214,204,588
--------------------------------------------------------------
Paper and Forest Products -- 0.3%
--------------------------------------------------------------
Caraustar Industries,
Inc.                             264,862       $     2,483,081
Georgia-Pacific Corp. -
G-P Group                        655,759            20,410,499
Georgia-Pacific Corp. -
Timber Group                     305,098             9,133,871
International Paper Co.          161,321             6,583,913
Louisiana Pacific Corp.           70,750               716,344
Mead Corporation (The)            38,768             1,216,346
Temple Inland, Inc.               12,632               677,391
Westvaco Corp.                    47,000             1,371,813
Weyerhaeuser Co.                 119,608             6,070,106
Willamette Industries,
Inc.                             156,412             7,341,588
--------------------------------------------------------------
                                               $    56,004,952
--------------------------------------------------------------

SECURITY                       SHARES          VALUE

--------------------------------------------------------------
Photography -- 0.0%
--------------------------------------------------------------
Eastman Kodak Co.                143,906       $     5,666,299
--------------------------------------------------------------
                                               $     5,666,299
--------------------------------------------------------------
Printing and Business Products -- 0.5%
--------------------------------------------------------------
Avery Dennison Corp.           1,501,504       $    82,395,032
Banta Corp.                       42,341             1,076,308
Bowne & Co., Inc.                172,640             1,823,510
Consolidated Graphics,
Inc.(1)                           70,215               838,192
Day Runner, Inc.(1)                1,600                   500
Deluxe Corp.                      80,675             2,038,657
Donnelley (R.R.) & Sons
Co.                               85,277             2,302,479
Harland (John H.) Co.             51,540               728,003
Ikon Office Solutions,
Inc.                             122,526               306,315
Workflow Management,
Inc.(1)                           79,507               546,611
--------------------------------------------------------------
                                               $    92,055,607
--------------------------------------------------------------
Publishing -- 1.6%
--------------------------------------------------------------
Belo (A.H.) Corp.                542,924       $     8,686,784
Dow Jones & Co., Inc.            376,300            21,307,988
Gannett Co., Inc.                600,300            37,856,419
Houghton Mifflin Co.              97,400             4,516,925
MacClatchy Co. (The),
Class A                           48,066             2,048,813
McGraw-Hill Companies,
Inc. (The)                     3,155,455           184,988,549
Meredith Corp.                   190,000             6,115,625
New York Times Co. (The),
Class A                          315,755            12,649,935
Tribune Co.                      226,200             9,556,950
Washington Post Co.
(The), Class B                     3,600             2,220,750
--------------------------------------------------------------
                                               $   289,948,738
--------------------------------------------------------------
Real Estate -- 0.2%
--------------------------------------------------------------
Avalonbay Communities,
Inc.                              55,000       $     2,756,875
Catellus Development
Corp.(1)                         415,722             7,275,135
Equity Office Properties
Trust                              2,812                91,742
Jones Lang Lasalle,
Inc.(1)                          213,193             2,958,053
Rouse Co. (The)                  127,700             3,256,350
Trammell Crow Co.(1)             876,098            11,827,323
Ventas, Inc.                      25,600               144,000
--------------------------------------------------------------
                                               $    28,309,478
--------------------------------------------------------------
Restaurants -- 1.1%
--------------------------------------------------------------
Boston Chicken,
Inc.(1)(2)                        38,500       $           385
Brinker International,
Inc.(1)                          388,158            16,399,676


                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

PORTFOLIO OF INVESTMENTS CONT'D



SECURITY                       SHARES          VALUE

--------------------------------------------------------------

Restaurants (continued)
--------------------------------------------------------------
CBRL Group, Inc.                  62,047       $     1,128,480
CKE Restaurants, Inc.              5,522                15,186
Evans (Bob) Farms, Inc.           48,193             1,027,113
Jack in the Box, Inc.(1)         500,000            14,718,750
Lone Star Steakhouse and
Saloon, Inc.                     345,981             3,330,067
McDonald's Corp.               2,075,892            70,580,328
Outback Steakhouse,
Inc.(1)                          685,923            17,748,258
Outback Steakhouse,
Inc.(1)(2)(3)                    600,000            15,517,884
Outback Steakhouse,
Inc.(1)(2)(3)                    500,000            12,918,902
Papa John's
International, Inc.(1)           197,246             4,388,724
Sonic Corp.(1)                    71,007             1,655,351
Starbucks Corp.(1)               684,000            30,267,000
Tricon Global
Restaurants, Inc.(1)             219,321             7,237,593
--------------------------------------------------------------
                                               $   196,933,697
--------------------------------------------------------------
Retail - Food and Drug -- 2.1%
--------------------------------------------------------------
Albertson's, Inc.                868,341       $    23,011,036
CVS Corp.                      1,958,878           117,410,250
Delhaize America, Inc.            33,442               591,505
Kroger Co. (The)(1)               60,140             1,627,539
Safeway, Inc.(1)               3,479,293           217,455,813
Walgreen Co.                     518,466            21,678,360
Winn-Dixie Stores, Inc.          519,957            10,074,167
--------------------------------------------------------------
                                               $   391,848,670
--------------------------------------------------------------
Retail - General -- 1.5%
--------------------------------------------------------------
99 Cents Only Stores(1)          571,116       $    15,634,300
Casey's General Stores,
Inc.                              91,201             1,362,315
Costco Wholesale
Corporation(1)                    20,435               816,123
Costco Wholesale
Corporation(1)(2)(3)              56,823             2,266,106
Department 56, Inc.(1)           255,162             2,934,363
Dollar General Corp.             249,983             4,718,429
Dollar Tree Stores,
Inc.(1)                        1,518,256            37,197,272
Family Dollar Stores           2,618,411            56,132,186
May Department Stores Co.
(The)                            436,040            14,280,310
Nordstrom, Inc.                   65,692             1,194,773
Penney (J.C.) Company,
Inc.                             907,984             9,874,326
Sears Roebuck & Co.               15,750               547,313
Target Corporation             2,200,000            70,950,000
Wal-Mart Stores, Inc.          1,175,988            62,474,363
--------------------------------------------------------------
                                               $   280,382,179
--------------------------------------------------------------

SECURITY                       SHARES          VALUE

--------------------------------------------------------------
Retail - Specialty and Apparel -- 2.5%
--------------------------------------------------------------
Abercrombie & Fitch Co.,
Class A(1)                         5,604       $       112,080
AutoNation, Inc.(1)            5,359,593            32,157,558
Burlington Coat Factory
Warehouse Corp.                  628,228            11,897,068
Circuit City
Stores-Circuit City Group        216,000             2,484,000
Gap, Inc. (The)                  521,688            13,303,044
Harcourt General, Inc.           216,416            12,378,995
Home Depot, Inc. (The)         4,294,789           196,218,172
Intimate Brands, Inc.             53,000               795,000
Limited, Inc. (The)              675,566            11,526,845
Limited, Inc. (The)(2)(3)         45,139               769,173
Lowe's Companies               2,313,241           102,939,225
Neiman Marcus Group, Inc.
(The), Class B(1)                 65,206             2,159,949
Office Depot, Inc.(1)            303,219             2,160,435
OfficeMax, Inc.(1)               912,117             2,622,336
Payless Shoesource,
Inc.(1)                            7,700               544,775
Pep Boys - Manny, Moe &
Jack (The)                        97,976               355,163
Pier 1 Imports, Inc.             350,000             3,609,375
RadioShack Corporation           609,588            26,097,986
Tiffany and Co.                   88,000             2,783,000
TJX Companies, Inc. (The)      1,000,000            27,750,000
Too, Inc.(1)                      39,087               488,588
--------------------------------------------------------------
                                               $   453,152,767
--------------------------------------------------------------
Specialty Chemicals and Materials -- 0.7%
--------------------------------------------------------------
Arch Chemicals, Inc.               4,950       $        87,863
Ecolab, Inc.                   2,023,831            87,404,201
International Flavors &
Fragrances, Inc.                 148,101             3,008,302
MacDermid, Inc.                   61,937             1,176,803
Millipore Corp.                  101,440             6,390,720
Minnesota Mining &
Manufacturing Co.                122,203            14,725,462
Olin Corp.                         9,900               219,038
Pall Corp.                       216,000             4,603,500
RPM, Inc.                        470,138             4,025,557
Sigma Aldrich Corp.              395,000            15,528,438
--------------------------------------------------------------
                                               $   137,169,884
--------------------------------------------------------------
Tobacco -- 0.1%
--------------------------------------------------------------
Philip Morris Co., Inc.          481,024       $    21,165,056
--------------------------------------------------------------
                                               $    21,165,056
--------------------------------------------------------------
Transportation -- 1.7%
--------------------------------------------------------------
Arnold Industries, Inc.          148,543       $     2,673,774


                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

PORTFOLIO OF INVESTMENTS CONT'D



SECURITY                       SHARES          VALUE

--------------------------------------------------------------

Transportation (continued)
--------------------------------------------------------------
Burlington Northern Santa
Fe Corp.                         214,916       $     6,084,809
CSX Corp.                         36,496               946,615
FedEx Corp.(1)                 2,945,106           117,686,436
Florida East Coast
Industries, Inc.                 122,888             4,408,607
Heartland Express,
Inc.(1)                          250,000             5,703,125
Kansas City Southern
Industrials, Inc.                 15,215               154,052
Norfolk Southern Corp.               390                 5,192
Robinson (C.H.)
Worldwide, Inc.                  821,308            25,819,870
Robinson (C.H.)
Worldwide, Inc.(2)(3)            320,000            10,055,389
Union Pacific Corp.               92,081             4,673,111
United Parcel Service,
Inc., Class B                  2,234,027           131,388,713
--------------------------------------------------------------
                                               $   309,599,693
--------------------------------------------------------------
Trucks and Parts -- 0.0%
--------------------------------------------------------------
Arvinmeritor, Inc.                53,849       $       612,532
Paccar, Inc.                      12,894               635,030
--------------------------------------------------------------
                                               $     1,247,562
--------------------------------------------------------------
Water Utilities -- 0.0%
--------------------------------------------------------------
American Water Works Co.          79,211       $     2,326,823
--------------------------------------------------------------
                                               $     2,326,823
--------------------------------------------------------------
Total Common Stocks
   (identified cost $13,439,891,552)           $18,037,861,223
--------------------------------------------------------------


RIGHTS -- 0.0%



SECURITY                       SHARES          VALUE

--------------------------------------------------------------
Computer Software -- 0.0%
--------------------------------------------------------------
Veritas Software Corp.
(Tax Refund Rights)(1)           197,392       $        15,791
--------------------------------------------------------------
                                               $        15,791
--------------------------------------------------------------
Total Rights
   (identified cost $15,791)                   $        15,791
--------------------------------------------------------------


COMMERCIAL PAPER -- 1.5%



                               PRINCIPAL
                               AMOUNT
SECURITY                       (000'S OMITTED)      VALUE

-------------------------------------------------------------------
Barton Capital Corp.,
6.62%, 1/11/01                   $   30,151         $    30,095,556
Barton Capital Corp.,
6.65%, 1/5/01                        78,988              78,929,637
Barton Capital Corp.,
6.65%, 1/5/01                        65,000              64,951,972
Corporate Receivables
Corp., 6.53%, 1/2/01                 21,450              21,446,109
Ford Motor Credit Co.,
6.51%, 1/10/01                       84,943              84,804,755
-------------------------------------------------------------------
Total Commercial Paper
   (at amortized cost, $280,228,029)                $   280,228,029
-------------------------------------------------------------------
Total Investments -- 99.6%
   (identified cost $13,720,135,372)                $18,318,105,043
-------------------------------------------------------------------


SECURITIES SOLD SHORT -- -1.0%



SECURITY                       SHARES          VALUE

--------------------------------------------------------------
American International
Group, Inc.                    1,000,000       $   (98,562,500)
Oracle Corp.                   2,000,000           (58,125,000)
Siebel Systems, Inc.             400,000           (27,050,000)
--------------------------------------------------------------
Total Securities Sold Short
   (proceeds $227,951,317)                     $  (183,737,500)
--------------------------------------------------------------
Other Assets, Less Liabilities
   excluding securities sold short --
1.4%                                           $   250,701,342
--------------------------------------------------------------
Net Assets -- 100.0%                           $18,385,068,885
--------------------------------------------------------------




ADR - American Depositary Receipt
(1)      Non-income producing security.
(2) Security valued at fair value using methods determined in good faith by or at the direction of the Trustees.
(3) Security restricted from resale for a period not exceeding two years. At December 31, 2000, the value of these securities totaled $487,752,865 or 2.7% of net assets.


                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

FINANCIAL STATEMENTS

STATEMENT OF ASSETS AND LIABILITIES



AS OF DECEMBER 31, 2000

Assets
---------------------------------------------------------
Investments, at value (identified cost,
   $13,720,135,372)                       $18,318,105,043
Cash                                           33,931,620
Deposits with brokers for securities
   sold short                                 187,909,032
Dividends and interest receivable              22,219,113
Receivable for investments sold                 6,947,733
Tax reclaim receivable                             22,242
Other assets                                      294,764
---------------------------------------------------------
TOTAL ASSETS                              $18,569,429,547
---------------------------------------------------------

Liabilities
---------------------------------------------------------
Securities sold short, at value
   (proceeds received of $227,951,317)    $   183,737,500
Miscellaneous liabilities                          32,000
Payable to affiliate for Trustees' fees            16,977
Accrued expenses                                  574,185
---------------------------------------------------------
TOTAL LIABILITIES                         $   184,360,662
---------------------------------------------------------
NET ASSETS APPLICABLE TO INVESTORS'
   INTEREST IN PORTFOLIO                  $18,385,068,885
---------------------------------------------------------
Sources of Net Assets
---------------------------------------------------------
Net proceeds from capital contributions
   and withdrawals                        $13,742,884,218
Net unrealized appreciation (computed on
   the basis of identified cost)            4,642,184,667
---------------------------------------------------------
TOTAL                                     $18,385,068,885
---------------------------------------------------------


STATEMENT OF OPERATIONS



FOR THE YEAR ENDED
DECEMBER 31, 2000

Investment Income
------------------------------------------------------
Dividends (net of foreign taxes,
   $953,924)                              $145,545,700
Interest                                    44,194,837
------------------------------------------------------
TOTAL INVESTMENT INCOME                   $189,740,537
------------------------------------------------------

Expenses
------------------------------------------------------
Investment adviser fee                    $ 73,317,616
Trustees fees and expenses                      41,436
Custodian fee                                1,951,652
Legal and accounting services                  123,245
Amortization of organization expenses            1,989
Miscellaneous                                  381,771
------------------------------------------------------
TOTAL EXPENSES                            $ 75,817,709
------------------------------------------------------

NET INVESTMENT INCOME                     $113,922,828
------------------------------------------------------

Realized and Unrealized Gain (Loss)
------------------------------------------------------
Net realized gain (loss) --
   Investment transactions (identified
      cost basis)                         $118,155,592
   Securities sold short                    78,957,715
   Foreign currency transactions              (150,768)
------------------------------------------------------
NET REALIZED GAIN                         $196,962,539
------------------------------------------------------
Change in unrealized appreciation
   (depreciation) --
   Investments (identified cost basis)    $ 97,145,947
   Securities sold short                    44,213,817
   Foreign currency                              1,179
------------------------------------------------------
NET CHANGE IN UNREALIZED APPRECIATION
   (DEPRECIATION)                         $141,360,943
------------------------------------------------------

NET REALIZED AND UNREALIZED GAIN          $338,323,482
------------------------------------------------------

NET INCREASE IN NET ASSETS
   FROM OPERATIONS                        $452,246,310
------------------------------------------------------


                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

FINANCIAL STATEMENTS CONT'D

STATEMENTS OF CHANGES IN NET ASSETS



  INCREASE (DECREASE)                       YEAR ENDED         YEAR ENDED
  IN NET ASSETS                             DECEMBER 31, 2000  DECEMBER 31, 1999

  ------------------------------------------------------------------------------
  From operations --
     Net investment income                  $    113,922,828   $     82,826,268
     Net realized gain                           196,962,539         19,281,587
     Net change in unrealized appreciation
        (depreciation)                           141,360,943      1,954,982,313
  ------------------------------------------------------------------------------
  NET INCREASE IN NET ASSETS
     FROM OPERATIONS                        $    452,246,310   $  2,057,090,168
  ------------------------------------------------------------------------------
  Capital transactions --
     Contributions                          $  4,816,070,598   $  5,393,615,110
     Withdrawals                              (1,997,896,982)    (1,040,915,654)
  ------------------------------------------------------------------------------
  NET INCREASE IN NET ASSETS FROM CAPITAL
     TRANSACTIONS                           $  2,818,173,616   $  4,352,699,456
  ------------------------------------------------------------------------------

  NET INCREASE IN NET ASSETS                $  3,270,419,926   $  6,409,789,624
  ------------------------------------------------------------------------------

  Net Assets
  ------------------------------------------------------------------------------
  At beginning of year                      $ 15,114,648,959   $  8,704,859,335
  ------------------------------------------------------------------------------
  AT END OF YEAR                            $ 18,385,068,885   $ 15,114,648,959
  ------------------------------------------------------------------------------


                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

FINANCIAL STATEMENTS CONT'D

SUPPLEMENTARY DATA

                                YEAR ENDED DECEMBER 31,                                   YEAR ENDED OCTOBER 31,
                              ---------------------------    PERIOD ENDED            --------------------------------
                                  2000          1999         DECEMBER 31, 1998(1)       1998       1997     1996(2)

---------------------------------------------------------------------------------------------------------------------
Ratios/Supplemental Data
---------------------------------------------------------------------------------------------------------------------
Ratios (As a percentage of average daily
   net assets):
   Expenses                           0.45%         0.46%               0.48%(3)          0.50%      0.56%      0.66%(3)
   Net investment income              0.67%         0.72%               0.72%(3)          0.78%      0.81%      0.91%(3)
Portfolio Turnover                      13%           11%                  3%               12%        14%         6%
---------------------------------------------------------------------------------------------------------------------
NET ASSETS, END OF PERIOD
   (000'S OMITTED)             $18,385,069   $15,114,649          $8,704,859         $6,985,678 $2,871,446  $936,800
---------------------------------------------------------------------------------------------------------------------


(1)  For the two-month period ended December 31, 1998.
(2) For the period from the start of business, December 1, 1995, to October 31, 1996.
(3)  Annualized.


                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

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

A Investment Valuations -- Marketable securities, including options, that are listed on foreign or U.S. securities exchanges or in the NASDAQ National Market System are valued at closing sale prices on the exchange where such securities are principally traded. Futures positions on securities or currencies are generally valued at closing settlement prices. Unlisted or listed securities for which closing sale prices are not available are generally valued at the mean between the latest bid and asked prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost, which approximates fair value. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, will normally be valued on the basis of valuations furnished by a pricing service. Over-the counter options are normally valued at the mean between the latest bid and asked price. Investments for which valuations or market quotations are unavailable are valued at fair value using methods determined in good faith by or at the direction of the Trustees.

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

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

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

2    Investment Adviser Fee and Other Transactions with Affiliates
-------------------------------------------

     The  investment  adviser fee is earned by Boston  Management  and  Research
     (BMR), a wholly-owned subsidiary of Eaton Vance Management (EVM), as compensation for management and investment advisory services rendered to the Portfolio. Under the advisory agreement, BMR receives a monthly advisory fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000, and at reduced rates as daily net assets exceed that level. For the year ended December 31, 2000, the adviser fee was 0.43% of the Portfolio's average net assets. Except for Trustees of the Portfolio who are not members of EVM's or BMR's organization, officers and Trustees receive remuneration for their services to the Portfolio out of such investment adviser fee. Trustees of the Portfolio who are not affiliated with the Investment Adviser may elect to defer receipt of all or a percentage of their annual fees in accordance with the terms of the Trustees' Deferred Compensation Plan. For the year ended December 31, 2000, no significant amounts have been deferred.

     Certain officers and Trustees of the Portfolio are officers of the above organizations.

3    Investment Transactions
----------------------------
     For the year ended December 31, 2000, purchases and sales of investments, other than short-term obligations, aggregated $3,441,068,199 and $2,085,534,854, respectively. In addition, investments having an aggregate market value of $457,566,723 at dates of withdrawal were distributed in payment for capital withdrawals. During the year ended December 31, 2000, investors contributed securities with a value of $2,622,113,147.

4    Federal Income Tax Basis of Investments
--------------------------------------------

     The cost and unrealized appreciation (depreciation) in value of the investments owned at December 31, 2000, as computed on a federal income tax basis, were as follows:

    AGGREGATE COST                            $ 5,919,433,713
    ---------------------------------------------------------
    Gross unrealized appreciation             $12,444,556,001
    Gross unrealized depreciation                 (45,884,671)
    ---------------------------------------------------------
    NET UNREALIZED APPRECIATION               $12,398,671,330
    ---------------------------------------------------------


5    Financial Instruments
--------------------------
     The Portfolio may trade in financial instruments with off-balance sheet risk in the normal course of its investing activities to assist in managing exposure to various market risks. These financial instruments include written options, forward foreign currency exchange contracts and financial futures contracts and may involve, to a varying degree, elements of risk in excess of the amounts recognized for financial statement purposes.

     The notional or contractual amounts of these instruments represent the investment the Portfolio has in particular classes of financial instruments and does not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these instruments is meaningful only when all related and offsetting transactions are considered. The Portfolio did not have any open obligations under these financial instruments at December 31, 2000.

6    Line of Credit
-------------------
     The Portfolio participates with other portfolios and funds managed by BMR and EVM and its affiliates in a $150 million unsecured line of credit agreement with a group of banks. Borrowings will be made by the Portfolio solely to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Interest is charged to each participating portfolio or fund based on its borrowings at an amount above either the Eurodollar rate or federal funds rate. In addition, a fee computed at an annual rate of 0.10% on the daily unused portion of the line of credit is allocated among the participating portfolios and funds at

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

NOTES TO FINANCIAL STATEMENTS CONT'D

     the end of each quarter. The Portfolio did not have any significant borrowings or allocated fees during the year ended December 31, 2000.

7    Restricted Securities
------------------------
     At December 31, 2000, the Portfolio owned the following securities (representing 2.7% of net assets) which were restricted as to public resale and not registered under the Securities Act of 1933. The securities are valued at fair value using methods determined in good faith by or at the direction of the Trustees.

                             DATE OF
    DESCRIPTION            ACQUISITION  SHARES/FACE       COST       FAIR VALUE

    ----------------------------------------------------------------------------
    COMMON STOCKS
    ----------------------------------------------------------------------------
    Affiliated Computer
     Services, Inc.         11/29/00        80,327    $  4,516,629  $  4,867,837
    Alltel Corp.             5/16/00        30,000       1,896,544     1,872,732
    American
     International Group,
     Inc.                    3/17/00       375,000      24,949,397    36,948,001
    Andrx Group             11/29/00       300,000      19,676,691    17,337,541
    At Home Corp.,
     Series A                3/17/00       171,895       5,000,018       950,572
    Avaya, Inc.              9/29/00        25,000         963,897       257,774
    Biomet, Inc.             7/19/00        87,596       2,500,016     3,473,405
    Blyth Industries,
     Inc.                    7/19/00       167,616       5,000,017     4,040,198
    Boeing Company (The)     9/27/00       250,000      16,506,453    16,478,344
    Cablevision
     Systems Corp.           7/19/00       130,000       8,826,740    11,032,213
    Cardinal Health, Inc.    9/27/00        24,100       2,287,570     2,397,811
    Costco Wholesale
     Corporation            11/29/00        56,823       2,000,006     2,266,106
    Cypress Semiconductor
     Corporation             7/19/00        19,307       1,000,048       379,774
    Dynegy, Inc.            11/29/00        63,525       3,108,056     3,556,271
    Federated Investors,
     Inc., Class B           3/17/00       378,000       6,243,996    11,005,397
    Federated Investors,
     Inc., Class B           5/16/00       378,000       7,221,298    11,004,204
    GreenPoint
     Financial Corp.        11/29/00       300,000       8,780,559    12,263,596
    Intel Corp.             11/29/00       350,000      14,688,889    10,506,750
    Intel Corp.             11/29/00       119,093       5,000,002     3,575,119
    Jabil Circuit, Inc.      5/16/00     2,082,013      75,000,003    52,806,866
    Keebler Food Products
    Co.                      5/16/00        28,300       1,000,011     1,172,144
    Kinder Morgan, Inc.      9/27/00       500,000      19,657,969    26,059,502

                             DATE OF
    DESCRIPTION            ACQUISITION  SHARES/FACE       COST       FAIR VALUE

    ----------------------------------------------------------------------------
    King
     Pharmaceuticals, Inc.   11/29/00    1,563,838    $ 77,586,646  $ 80,714,682
    Lilly (Eli) & Co.       11/29/00        38,250       3,504,173     3,554,524
    Limited, Inc. (The)      9/27/00        45,139       1,000,019       769,173
    Lucent
     Technologies, Inc.      5/16/00       300,000      16,638,317     4,049,613
    McLeodUSA, Inc.          3/17/00       150,000       4,182,109     2,116,102
    McLeodUSA, Inc.          7/19/00       231,562       5,000,017     3,267,951
    Merrill Lynch &
     Co., Inc.              11/29/00       150,000       9,192,441    10,213,422
    Nabors Industries,
     Inc.                    3/17/00       150,000       5,738,829     8,869,395
    National-Oilwell,
     Inc.                    9/27/00        45,730       1,347,011     1,766,857

    Outback
     Steakhouse, Inc.        5/16/00       600,000      19,815,679    15,517,884
    Outback
     Steakhouse, Inc.       11/29/00       500,000      13,011,703    12,918,902
    Robinson (C.H.)
     Worldwide, Inc.         5/16/00       320,000       8,260,903    10,055,389
    Smithfield Foods,
     Inc.                    7/19/00       892,858      24,981,274    27,137,067
    Solectron Corp.          5/16/00       500,000      17,137,378    16,942,231
    Solectron Corp.          7/19/00       250,000      11,747,977     8,467,584
    Sun Microsystems,
     Inc.                    5/16/00        47,490       2,000,072     1,323,253
    Sysco Corp.              5/16/00        99,028       2,000,020     2,969,478
    Sysco Corp.              9/27/00        44,744       1,015,003     1,340,558
    TMP Worldwide, Inc.      5/16/00        34,846       2,048,347     1,916,128
    Voicestream Wireless
     Corporation             3/17/00       395,175      46,008,743    39,590,515
    ----------------------------------------------------------------------------
                                                      $508,041,470  $487,752,865
    ----------------------------------------------------------------------------

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

INDEPENDENT AUDITORS' REPORT

TO THE TRUSTEES AND INVESTORS
OF TAX-MANAGED GROWTH PORTFOLIO:
---------------------------------------------

We have audited the accompanying statement of assets and liabilities, including the portfolio of investments, of Tax-Managed Growth Portfolio (the Portfolio) as of December 31, 2000, and the related statement of operations for the year then ended, the statements of changes in net assets for the two years then ended and the supplementary data for the two years ended December 31, 2000, the two-month period ended December 31, 1998 and for each of the years in the two-year period ended October 31, 1998 and for the period from the start of business, December 1, 1995, to October 31, 1996. These financial statements and supplementary data are the responsibility of the Portfolio's management. Our responsibility is to express an opinion on these financial statements and supplementary data based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and supplementary data are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2000 by correspondence with the custodian and brokers; where replies were not received, we performed other procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements and supplementary data referred to above present fairly, in all material respects, the financial position of the Portfolio as of December 31, 2000, and the results of its operations, the changes in its net assets and its supplementary data for the respective stated periods in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 16, 2001

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2001.

                                       BELAIR CAPITAL FUND LLC
                                       (Registrant)

                                        By:  EATON VANCE MANAGEMENT,
                                              Its Manager


                                        By:/s/ William M. Steul
                                           -------------------------------------
                                           William M. Steul
                                           Vice President and Chief Financial
                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ James B. Hawkes                      Principal Executive Officer of Eaton Vance               March 29, 2001
------------------------------------     Management; Sole Director of Eaton Vance,
James B. Hawkes                          Inc., sole trustee of Eaton Vance Management


/s/ William M. Steul
---------------------------------                                                                 March 29, 2001
William M. Steul                         Chief Financial Officer of Eaton Vance Management



                                  EXHIBIT INDEX

   EXHIBIT NO.      DESCRIPTION
   ----------       -----------
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

   4(1) Copy of Fifth Amendment to Loan and Security Agreement dated July 28, 1999 and Sixth Amendment thereto dated March 17, 2000 filed as Exhibit 4(1) to the Fund's Form 10-K on March 30, 2000 and incorporated herein by reference.

   4(2) Copy of Seventh Amendment to Loan and Security Agreement dated June 29, 2000 and Eight Amendment thereto dated November 27, 2000 filed herewith.

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

   10(2)(a) Copy of Amendment No. 1 to Management Agreement between Belair Real Estate Corporation and Boston Management and Research dated as of December 28, 1999 and filed herewith.

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

   22               Not applicable and not filed.

   23               Not applicable and not filed.

   24               Not applicable and not filed.

   99 Form N-SAR of Eaton Vance Tax-Managed Growth Portfolio (File No. 811-7409) for its fiscal year ended December 31, 1999 filed electronically with the Securities and Exchange Commission under the Investment Company Act of 1940 on March 1, 2001 (Accession No. 0000940394-01-000043) (incorporated herein by reference pursuant to Rule 12b-32).