Form 10-Q
period 2001-03-31
BELAIR CAPITAL FUND LLC
filed 2001-05-15
CIK 1050816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001
                         Commission File No. 0002-25767
                                             ----------


                             Belair Capital Fund LLC
                             -----------------------
             (Exact name of registrant as specified in its charter)


       Massachusetts                                    04-3404037
       -------------                       -----------------------------------
  (State of organization)                  (I.R.S. Employer Identification No.)


       The Eaton Vance Building
255 State Street, Boston, Massachusetts                    02109
---------------------------------------                    -----
Address of principal executive offices)                  (Zip Code)


Registrant's telephone number:              617-482-8260
                                    ---------------------------


                                      None
                                      ----
         Former Name, Former Address and Former Fiscal Year, if changed since last report.




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

                             Belair Capital Fund LLC
                                Index to Form 10Q

PART I  -  FINANCIAL INFORMATION
                                                                            Page
Item 1.    Condensed Consolidated Financial Statements                        3

           Condensed Consolidated Statements of Assets and Liabilities
           as of March 31, 2001 (unaudited) and December 31, 2000             3

           Condensed Consolidated Statements of Operations (unaudited)
           for the Three Months Ended March 31, 2001 and 2000                 4

           Condensed Consolidated Statements of Changes in Net Assets
           (unaudited) for the Three Months Ended March 31, 2001 and 2000     6

           Condensed Consolidated Statements of Cash Flows (unaudited)
           for the Three Months Ended March 31, 2001 and 2000                 7

           Notes to Condensed Consolidated Financial Statements as of
           March 31, 2001 (unaudited)                                         8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        14

PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings                                                 18

Item 2.    Changes in Securities and Use of Proceeds                         18

Item 3.    Defaults Upon Senior Securities                                   18

Item 4.    Submission of Matters to a Vote of Security Holders               18

Item 5.    Other Information                                                 18

Item 6.    Exhibits and Reports                                              18


SIGNATURES                                                                   19

PART I.           FINANCIAL INFORMATION
Item 1.           Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

 BELAIR CAPITAL FUND LLC
 Condensed Consolidated Statements of Assets and Liabilities

                                                  March 31,
                                                    2001           December 31,
                                                 (Unaudited)            2000
                                               --------------     --------------
 Assets:
    Investment in Belvedere Capital LLC        $1,890,271,327     $2,132,795,139
    Investment in real estate partnership
     preference units                             470,447,787        439,043,259
    Investment in other real estate               158,124,708        157,812,925
    Short-term investments                          1,598,519          6,665,871
                                               --------------     --------------
               Total investments               $2,520,442,341     $2,736,317,194

    Cash                                            2,347,964         46,875,064
    Dividends receivable                            6,311,410          8,021,686
    Deferred expenses                               1,343,453          1,379,102
    Escrow deposits - restricted                    2,449,184          2,143,464
    Swap interest receivable                                -            526,653
    Other assets                                       59,565            286,469
                                               --------------    ---------------
               Total assets                    $2,532,953,917     $2,795,549,632
                                               --------------     --------------

 Liabilities:
    Loan payable                               $  618,000,000     $  643,000,000
    Mortgage payable, net of unamortized
     debt issuance costs                          111,129,027        111,088,447
    Open interest rate swap contracts, at value    19,002,862          4,834,653
    Swap interest payable                           1,085,544                  -
    Security deposits                                 413,684            394,546
    Rents received in advance                          78,101             55,276
    Accrued expenses:
     Interest expense                               5,906,559          7,430,119
     Accrued property taxes                           826,717            659,702
     Other accrued expenses and other liabilities     765,724          4,117,528
    Minority interest in controlled subsidiaries   12,666,707         12,971,521
                                               --------------     --------------
               Total liabilities               $  769,874,925     $  784,551,792
                                               --------------     --------------
    Net assets                                 $1,763,078,992     $2,010,997,840
                                               --------------     --------------

    Shareholders' Capital
                                               --------------     --------------
     Shareholders' capital                    $1,763,078,992     $2,010,997,840
                                               --------------     --------------

    Shares Outstanding                             14,968,378         15,106,086
                                               --------------     --------------

    Net Asset Value and Redemption Price
     Per Share                                        $117.79            $133.13
                                               --------------     --------------

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of
Operations (Unaudited)                             Three months     Three months
                                                      ended            ended
                                                     March 31,        March 31,
                                                       2001            2000
                                                   ------------     ------------
 Investment Income:
    Dividends allocated from Belvedere Capital
     (net of foreign taxes of $30,320
     and $39,890, respectively)                    $  4,734,583    $  4,988,137
    Interest allocated from Belvedere Capital           851,914         835,716
    Expenses allocated from Belvedere Capital        (3,067,499)     (3,302,893)
                                                   -------------   -------------
    Net investment income allocated from
     Belvedere Capital                              $  2,518,998    $  2,520,960
    Dividends from partnership preference units       11,133,216      13,688,594
    Rental income                                      5,979,865               -
    Interest                                             172,994          78,742
                                                    ------------    ------------
               Total investment income              $ 19,805,073    $ 16,288,296
                                                    ------------    ------------

 Expenses:
    Investment adviser fees                         $  1,738,712    $  1,717,539
    Property management fees                             238,841               -
    Service fees                                         200,118         220,311
    Interest expense on credit facility               10,369,359      11,036,243
    Interest expense on mortgages                      2,386,111               -
    Interest expense on swap contracts                   735,861         271,780
    Property and maintenance                           1,463,057               -
    Property taxes and insurance                         585,744               -
    Legal and accounting services                         49,000         139,664
    Amortization of deferred expenses                     35,649          27,365
    Custodian and transfer agent fees                     14,813          14,244
    Printing and postage                                   2,439           2,493
    Miscellaneous                                        293,851          32,800
                                                    ------------    ------------
               Total expenses                       $ 18,113,555    $ 13,462,439
                                                    ------------    ------------
Net investment income before minority interest
 in net income of controlled subsidiary                1,691,518       2,825,857
Minority interest in net income of
 controlled subsidiary                                   (15,751)              -
                                                    -------------   ------------
 Net investment income                              $  1,675,767    $  2,825,857
                                                    ------------    ------------

 Realized and Unrealized Gain (Loss)
 Net realized gain (loss) -
    Investment transactions from Belvedere
     Capital (identified cost basis)              $   6,043,693    $ 31,852,646
    Investment transactions in partnership
     preference units (identified cost basis)        (1,142,610)     (2,897,594)
                                                  --------------   -------------
               Net realized gain                  $   4,901,083    $ 28,955,052
                                                  --------------   -------------
 Change in unrealized appreciation
    (depreciation) -
    Investment in Belvedere Capital (identified
     cost basis)                                  $(255,144,565)   $ 93,538,225
    Investments in partnership preference units
     (identified cost basis)                         32,547,138     (13,680,764)
    Interest rate swap contracts                    (14,168,209)      5,252,030
                                                  --------------   -------------
   Net change in unrealized
    appreciation/(depreciation)                   $(236,765,636)     85,109,491
                                                  --------------    ------------

      Net realized and unrealized gain (loss)     $(231,864,553)   $114,064,543
                                                  --------------   -------------
      Net increase (decrease) in net assets from
             operations                           $(230,188,786)   $116,890,400
                                                  ==============   =============

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets   (Unaudited)

                                                 Three months      Three months
                                                    ended             ended
                                                March 31, 2001    March 31, 2000
                                                --------------   ---------------
 Increase (Decrease) in Net Assets:
    Net investment income                       $    1,675,767   $    2,825,857
     Net realized gain on investment transactions    4,901,083       28,955,052
     Net change in unrealized appreciation
     (depreciation) of investments                (236,765,636)      85,109,491
                                                --------------   --------------
          Net increase (decrease) in net
          assets from operations                $ (230,188,786)  $  116,890,400
                                                ---------------  ---------------

 Transactions in Fund Shares -
    Net asset value of Shares redeemed          $  (17,411,099)  $  (65,691,137)
                                                ---------------  ---------------
    Net decrease in net assets from Fund
     Share transactions                         $  (17,411,099)  $  (65,691,137)
                                                ---------------   --------------

Distributions to Shareholders
   Special distributions to Shareholders        $            -   $   (5,230,561)
   Minority shareholder of controlled
    subsidiary                                        (318,963)               -
                                                ---------------  ---------------
          Total distributions                   $     (318,963)  $   (5,230,561)
                                                ---------------  ---------------

 Net increase (decrease) in net assets          $ (247,918,848)  $   45,968,702

 Net assets:
     Beginning of period                        $2,010,997,840   $2,094,369,753
                                                --------------   --------------
     End of period                              $1,763,078,992   $2,140,338,455
                                                ==============   ==============

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                        Three months            Three months
                                                                           ended                   ended
                                                                       March 31, 2001          March 31, 2000
                                                                       --------------          --------------
Cash Flows From (For) Operating Activities -
Net investment income                                                  $   1,675,767           $   2,825,857
Adjustments to reconcile net investment income to net
 cash flows used for operating activity -
  Amortization of deferred expenses                                           35,649                  27,365
  Amortization of debt issuance costs                                         40,580                       -
  Net investment income allocated from Belvedere Capital                  (2,518,998)             (2,520,960)
  (Increase) decrease in dividends receivable                              1,710,276              (8,137,890)
  Increase in interest payable for open swap contracts                     1,612,197                 224,030
  Increase in escrow deposits                                               (305,720)                      -
  Decrease in other assets                                                   226,904                       -
  Increase in accrued property taxes                                         167,015                       -
  Decrease in accrued interest and operating expenses
   and other liabilities                                                  (4,833,401)             (1,054,087)
  Increase (decrease) in minority interest                                   (52,500)                159,500
  Purchases of partnership preference units                               (9,386,616)           (101,895,368)
  Sales of partnership preference units                                    9,386,616              12,795,445
  Improvements to property                                                  (311,783)                      -
  Net (increase) decrease in investment in Belvedere Capital             (19,414,176)             12,867,396
  (Increase) decrease in short-term investments                            5,067,352              (7,450,400)
  Minority interest in net income of controlled subsidiary                    15,751                       -
                                                                       --------------          --------------
  Net cash flows used for operating activities                         $ (16,885,087)          $ (92,159,112)
Cash Flows From (For) Financing Activities -
  Proceeds from (payments for) loan                                    $ (25,000,000)          $  90,000,000
  Return of capital                                                         (268,065)                      -
  Payments for Fund Shares redeemed                                       (2,054,985)               (440,373)
  Distributions paid                                                        (318,963)                      -
                                                                       --------------          --------------
  Net cash flows from (used for) financing activities                  $ (27,642,013)          $  89,559,627

Net decrease in cash                                                     (44,527,100)             (2,599,485)

Cash at beginning of period                                            $  46,875,064           $   3,802,594
                                                                       --------------          --------------
Cash at end of period                                                  $   2,347,964           $   1,203,109
                                                                       ==============          ==============

Supplemental Disclosure and Non-cash Investing and
Financing Activities-
  Change in unrealized appreciation of investments and
   open swap contracts                                                 $(236,765,636)          $  85,109,491
  Interest paid for loan                                               $  11,892,919           $  12,014,184
  Interest received (paid) for swap contracts                          $     876,336           $     (47,750)
  Interest paid for mortgages                                          $   2,345,531                       -
  Market value of securities distributed in payment of redemptions     $  15,356,114           $  65,842,965

                                       7

BELAIR CAPITAL FUND LLC as of March 31, 2001
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1 Organization

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

The  accompanying   condensed  consolidated  financial  statements  include  the accounts of Belair Capital, Belair Real Estate Corporation (BREC) and Bel Residential Properties Trust (Bel Residential) (collectively, the Fund). All material intercompany accounts and transactions have been eliminated.

2 Interim Financial Statements

The condensed consolidated interim financial statements of Belair Capital Fund and subsidiaries as of March 31, 2001 and March 31, 2000 and for the three months ended March 31, 2001 and March 31, 2000 have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Fund's latest annual report on Form 10-K. Results for the interim period are not necessarily indicative of those to be expected for the full fiscal year.

3 Investment Transactions

Increases and decreases of the Fund's investment in Belvedere Capital for the three months ended March 31, 2001 aggregated $63,122,364 and $59,064,302, respectively, and for the three months ended March 31, 2000 aggregated $886,263 and $79,596,624, respectively. Purchases and sales of partnership preference units aggregated $9,386,616 and $9,386,616, respectively, for the three months ended March 31, 2001 and $101,895,368 and $12,795,445, respectively, for the three months ended March 31, 2000. For the three months ended March 31, 2001 and March 31, 2000, there were no acquisitions or sales of other real property.

Purchases and sales of parnership preference units during the three months ended March 31, 2001 and March 31, 2000 include amounts purchased from and sold to other funds sponsored by Eaton Vance Management (EVM).

4 Indirect Investment in Portfolio

Belvedere Capital's interest in the Portfolio at March 31, 2001 was $9,248,868,309 representing 54.7% of the Portfolio's net assets and at March 31, 2000 was $8,634,584,697 representing 52.1% of the Portfolio's net assets. The Fund's investment in Belvedere Capital at March 31, 2001 was $1,890,271,327 representing 20.4% of Belvedere Capital's net assets and at March 31, 2000 was $2,277,261,355, representing 26.4% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2001 totaled $25,944,565, of which $5,586,497 was allocated to the Fund. Investment income allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2000 totaled $20,402,874, of which $5,823,853 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2001 totaled $10,657,687, of which $2,290,377 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2000 totaled $8,688,745, of which $2,466,773 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $777,122 for the three months ended March 31, 2001, representing $19,875 of operating expenses and $757,247 of service fees. Belvedere Capital allocated additional expenses to the Fund of $836,120 for the three months ended March 31, 2000, representing $19,793 of operating expenses and $816,327 of service fees (Note 8).

A summary of the Portfolio's Statement of Assets and Liabilities, at March 31, 2001, December 31, 2000 and March 31, 2000 and its operations for the three months ended March 31, 2001, the year ended December 31, 2000 and the three months ended March 31, 2000 follows:


                                                 March 31,              December 31,               March 31,
                                                   2001                     2000                     2000
                                           --------------------     --------------------     --------------------
        Investments, at value                $16,937,423,532          $18,318,105,043          $16,564,812,965
        Other Assets                              32,010,878              251,324,504               18,352,819
       ----------------------------------------------------------------------------------------------------------

        Total Assets                         $16,969,434,410          $18,569,429,547          $16,583,165,784
        Total Liabilities                         59,756,296              184,360,662                2,651,935
       ----------------------------------------------------------------------------------------------------------

        Net Assets                           $16,909,678,114          $18,385,068,885          $16,580,513,849
       ==========================================================================================================
        Dividends and interest               $    48,190,173          $   189,740,537          $    40,223,600

        Investment adviser fee                    19,128,089               73,317,616               16,618,292
        Other expenses                               640,516                2,500,093                  459,694

       ----------------------------------------------------------------------------------------------------------
        Total expenses                       $    19,768,605          $    75,817,709          $    17,077,986
       ----------------------------------------------------------------------------------------------------------

        Net investment income                $    28,421,568          $   113,922,828          $    23,145,614
        Net realized gains                        52,532,750              196,962,539              224,041,217
        Net change in unrealized              (2,205,600,689)             141,360,943              597,012,900
           gains(losses)

       ----------------------------------------------------------------------------------------------------------
        Net increase (decrease) in net
         assets from operations              $(2,124,646,371)         $   452,246,310          $   844,199,731
       ----------------------------------------------------------------------------------------------------------

                                       9

5 Rental Property

The average occupancy rate for real property held by Bel Residential, consisting of 2,681 residential units, was approximately 96% at March 31, 2001 and approximately 95% at December 31, 2000. The fair value of real property owned by the Fund through Bel Residential at March 31, 2001 and December 31, 2000 is as follows:


                                            March 31, 2001     December 31, 2000
                                            --------------     -----------------
Land                                         $ 23,565,000        $ 23,565,000
Buildings, improvements and other assets      134,559,708         134,247,925
                                         ---------------------------------------
Fair value                                   $158,124,708        $157,812,925
                                          --------------------------------------

6 Cancelable Interest Rate Swap Agreements

The Fund may enter into cancelable interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements, the Fund has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of March 31, 2001 and December 31, 2000, the Fund has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc.


                                                                                              Unrealized           Unrealized
                  Notional                                    Initial                        Appreciation/        Appreciation/
                   Amount                                    Optional                        (Depreciation)       (Depreciation)
  Effective        (000's        Fixed       Floating       Termination       Maturity        At March 31,        At December 31,
    Date          omitted)       Rate          Rate            Date             Date              2001                 2000
----------------------------------------------------------------------------------------------------------------------------------
     2/98         120,000        6.715%     Libor+.45%          2/03            2/05          $ (2,260,815)       $   158,467
     4/98          50,000        6.84%      Libor+.45%          2/03            2/05            (1,092,426)          (105,708)
     4/98         150,000        6.835%     Libor+.45%          4/03            4/05            (3,473,210)          (413,833)
     6/98          20,000        6.67%      Libor+.45%          6/03            2/05              (423,810)             1,994
     6/98          75,000        6.68%      Libor+.45%          6/03            2/05            (1,608,922)           (14,230)
     6/98          80,000        6.595%     Libor+.45%          6/03            2/05            (1,537,470)           181,644
    11/98          14,709        6.13%      Libor+.45%         11/03            2/05              (130,926)           210,991
     2/99          34,951        6.34%      Libor+.45%          2/04            2/05              (583,024)           221,768
     4/99           5,191        6.49%      Libor+.45%          2/04            2/05              (110,887)             6,770
     7/99          24,902        7.077%     Libor+.45%          7/04            2/05            (1,077,084)          (524,587)
     9/99          10,471        7.37%      Libor+.45%          9/04            2/05              (571,489)          (341,770)
     3/00          19,149        7.89%      Libor+.45%          2/04            2/05            (1,190,964)          (809,750)
     3/00          70,000        7.71%      Libor+.45%            -             2/05            (4,941,835)        (3,406,409)
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                         $(19,002,862)       $(4,834,653)
----------------------------------------------------------------------------------------------------------------------------------


7 Debt

A Mortgage - Real property held by Bel Residential is financed through a loan secured by cross-collateralized first mortgage liens on such real property. The balances at March 31, 2001 and December 31, 2000, excluding unamortized debt issuance costs, are as follows:

                                  Monthly
                    Annual        Interest      Balance at        Balance at
Maturity Date    Interest Rate    Payment*    March 31, 2001   December 31, 2000
-------------    -------------    --------    --------------   -----------------
 May 1, 2010         8.33%        $781,844     $112,630,517      $112,630,517

*Mortgage provides for monthly payments of interest only through May 1, 2010, with the entire principal balance due on May 1, 2010.

B Credit Facility -- Belair Capital has obtained a $790,000,000 credit facility (the Credit Facility) with a term of seven years from Merrill Lynch International Bank Limited. Belair Capital's obligations under the Credit
Facility are secured by a pledge of its assets, excluding the assets of Bel Residential. Interest on borrowed funds is based on the prevailing LIBOR rate for the respective interest period plus a spread of 0.45% per annum. Belair Capital may borrow for interest periods of one month to five years. In addition, Belair Capital pays a commitment fee at a rate of 0.10% per annum on the unused amount of the loan commitment. Borrowings under the Credit Facility have been used to purchase qualifying assets, pay selling commissions and organizational expenses, and to provide for the short-term liquidity needs of the Fund. Additional borrowings under the Credit Facility may be made in the future for these purposes. At March 31, 2001 and December 31, 2000, amounts outstanding under the Credit Facility totaled $618,000,000 and $643,000,000, respectively.

8 Management Fee and Other Transactions with Affiliates

The Fund and the Portfolio have engaged Boston Management and Research (BMR), a wholly-owned subsidiary of EVM, as investment adviser. Under the terms of the advisory agreement with the Portfolio, BMR receives a monthly fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the three months ended March 31, 2001 and March 31, 2000 the advisory fee applicable to the Portfolio was 0.44% (annualized) and 0.44% (annualized), respectively, of average daily net assets. Belvedere Capital's allocated portion of the advisory fee was $10,312,208 of which $2,245,314 was allocated to the Fund for the three months ended March 31, 2001, and $8,455,108 of which $2,389,163 was allocated to the Fund, for the three months ended March 31, 2000. In addition, Belair Capital pays BMR a monthly advisory and administrative fee of 1/20 of 1% (0.60% annually) of the average daily gross investment assets of Belair Capital (including the value of all assets of Belair Capital other than Belair Capital's investment in BREC, minus the sum of Belair Capital's liabilities other than the principal amount of money borrowed) and BREC pays BMR a monthly management fee at a rate of 1/20th of 1% (equivalent to 0.60% annually) of the average daily gross investment assets of BREC (which consist of all assets of BREC minus the sum of BREC's liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of BREC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BREC). The advisory fee payable by the Portfolio with respect to Belair Capital's indirect investment in the Portfolio is credited toward Belair Capital's advisory and administrative fee payment. For the three months ended March 31, 2001 and March 31, 2000, the advisory fee payable to BMR by the Fund, less the Fund's allocated share of the Portfolio's advisory fee, totaled $1,738,712 and $1,717,539, respectively.

EVM serves as manager of Belair Capital and receives no separate compensation for services provided in such capacity.

Pursuant to a servicing agreement between Belvedere Capital and Eaton Vance Distributors, Inc. (EVD), Belvedere Capital pays a servicing fee to EVD for providing certain services and information to Shareholders. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Capital's average daily net assets and totaled $3,524,790 and $2,876,452 for the three months ended March 31, 2001 and March 31, 2000, respectively, of which $757,247 and $816,327, respectively, was allocated to Belair Capital. Pursuant to a servicing agreement between Belair Capital and EVD, Belair Capital pays a servicing fee to EVD on a quarterly basis at an annual rate of 0.20% of Belair Capital's average daily net assets, less Belair Capital's allocated share of the servicing fee payable by Belvedere Capital. For the three months ended March 31, 2001 and March 31, 2000, the servicing fee paid directly by Belair Capital totaled $200,118 and $220,311, respectively. Of the amounts allocated to and incurred by the Fund, for the three months ended March 31, 2001 and March 31, 2000, $957,365 and $1,036,638, respectively, were paid to subagents.

An affiliate of the minority shareholder of Bel Residential, provides day-to-day management of Bel Residential pursuant to a management agreement. The management agreement provides for a management fee and allows for reimbursement of payroll expenses incurred by the manager for managing the properties owned by Bel Residential. For the three months ended March 31, 2001, Bel Residential paid or accrued management fees amounting to $ 238,841. There were no management fees paid or accrued by Bel Residential for the three months ended March 31, 2000.


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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2001

The Fund achieved total return performance of -11.5% for the quarter ended March 31, 2001. This return reflects a decrease in the Fund's net asset value per share from $133.13 to $117.79. For comparison, the S&P 500, an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of -11.9% over the same period.

During the first quarter of 2001, the U.S. equity market performed poorly. Stock price declines were widespread, and were most severe in the formerly highflying technology and telecom sectors. Biotech and other "aggressive growth" sectors also experienced significant declines in the quarter. Value stocks outperformed growth stocks, and small cap stocks bested large cap stocks. Among the better performers in the quarter were capital goods, industrial, consumer durable and retail stocks that are positioned to benefit from the lowering of short-term interest rates engineered by the Federal Reserve during the quarter. These stocks were, in many cases, trading at very depressed valuations levels at year-end. In this difficult environment, the performance of the Portfolio modestly exceeded that of the overall market. The relative performance of the Fund versus the S&P 500 was aided by the Portfolio's modest outperformance, which can be attributed to the Portfolio's valuation-sensitive investment approach and its underweighting of most of the worst-performing market sectors.

In the fixed income markets, the first quarter saw stable interest rates on benchmark government bonds and stable credit spreads. The series of rate cuts by the Federal Reserve had little impact on the pricing of longer-term fixed income obligations. Changes in valuation of the Fund's holdings of Partnership Preference Units and other real estate investments had a modest negative impact on the Fund's performance during the period.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2001, Belair Capital had outstanding borrowings of $618.0 million under the Credit Facility established with Merrill Lynch International Bank Limited, the term of which extends until February 6, 2005. Belair Capital has available under the Credit Facility $172.0 million to meet short-term liquidity need and for other purposes.

Belair Capital may redeem shares of Belvedere Capital at any time. Both Belvedere Capital and the Portfolio follow the practice of normally meeting redemptions by distributing securities drawn from the Portfolio. Belvedere Capital and the Portfolio may also meet redemptions by distributing cash. As of March 31, 2001, the Portfolio had cash and short-term investments totaling $380.4 million. The Portfolio participates in a $150 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had no outstanding borrowings under the $150 million line of credit at March 31, 2001, and, as of that date, the net assets of the Portfolio totaled $16,909.7 million. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than

15% of its net assets in illiquid assets. As of March 31, 2001, restricted securities, which are considered illiquid, constituted 2.7% of the net assets of the Portfolio.

The Partnership Preference Units held by BREC are not registered under the Securities Act and are subject to substantial restrictions on transfer. As such, they are considered illiquid.

BREC's investments in real estate apart from Partnership Preference Units is also considered illiquid. Bel Residential has been structured as investments of at least ten years (until 2010), at which time a buy/sell mechanism may offer a measure of liquidity to both BREC and its minority shareholders.

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

Risks of Certain Investment Techniques
--------------------------------------
In managing the Portfolio, the investment adviser may purchase or sell derivative instruments (which derive their value by reference to other securities, indices, instruments, or currencies) to hedge against securities price declines and currency movements and to enhance returns. Such transactions may include, without limitation, the purchase and sale of stock index futures contracts and options on stock index futures; the purchase of put options and the sale of call options on securities held; equity swaps; and the purchase and sale of forward currency exchange contracts and currency futures. The Portfolio may make short sales of securities provided that an equal amount is held of the security sold short (a covered short sale) and may also lend portfolio securities. The use of these investment techniques is a specialized activity that may be considered speculative and which can expose the Fund and the Portfolio to significant risk of loss. Successful use of these investment techniques is subject to the ability and performance of the investment adviser. The Fund's and the Portfolio's ability to meet their investment objectives may be adversely affected by the use of these techniques. The writer of an option or a party to an equity swap may incur losses that substantially exceed the payments, if any, received from a counterparty. Swaps, caps, floors, collars and over-the-counter options are private contracts in which there is also a risk of loss in the event of a default on an obligation to pay by the counterparty. Such instruments may be difficult to value, may be illiquid and may be subject to wide swings in valuation caused by changes in the price of the underlying security, index, instrument or currency. In addition, if the Fund or the Portfolio has insufficient cash to meet margin, collateral or settlement requirements, it may have to sell assets to meet such requirements. Alternatively, should the Fund or the Portfolio fail to meet these requirements, the counterparty or broker may liquidate positions of the Fund or the Portfolio. The Portfolio may also have to sell or deliver securities holdings in the event that it is not able to purchase securities on the open market to cover its short positions or to close out or satisfy an exercise notice with respect to options positions it has sold. In any of these cases, such sales may be made at prices or in circumstances that the investment adviser considers unfavorable.

The Portfolio's ability to utilize covered short sales, certain equity swaps and certain equity collar strategies (combining the purchase of a put option and the sale of a call option) as a tax-efficient management technique with respect to holdings of appreciated securities is limited to circumstances in which the hedging transaction is closed out within thirty days of the end of the Portfolio's taxable year and the underlying appreciated securities position is held unhedged for at least the next sixty days after such hedging transaction is closed. There can be no assurance that counterparties will at all times be willing to enter into covered short sales, interest rate hedges, equity swaps and other derivative instrument transactions on terms satisfactory to the Fund or the Portfolio. The Fund's and the Portfolio's ability to enter into such transactions may also be limited by covenants under the Fund's revolving securitization facility, the federal margin regulations and other laws and regulations. The Portfolio's use of certain investment techniques may be constrained because the Portfolio is a diversified, open-end management investment company registered under the 1940 Act and because other investors in the Portfolio are regulated investment companies under Subchapter M of the Code. Moreover, the Fund and the Portfolio are subject to restrictions under the federal securities laws on their ability to enter into transactions in respect of securities that are subject to restrictions on transfer pursuant to the Securities Act.

Interest Rate Risk
------------------
The Fund's primary exposure to interest rate risk arises from investments in real estate Qualifying Assets that are financed with floating rate bank borrowings. The interest rate on borrowings under the Fund's credit facility (the "Credit Facility") is reset at regular intervals based on a fixed and predetermined premium to LIBOR for short-term extensions of credit. The Fund utilizes cancelable interest rate swap agreements to fix the cost of its borrowings over the term of the Credit Facility and to mitigate the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with three-month LIBOR. The interest rate swap agreements are valued on an ongoing basis by the investment adviser. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that may be considered speculative and which can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Notes 6 and 7 to the condensed consolidated financial statements.

                            Interest Rate Sensitivity
               Principal (Notional) Amount by Contractual Maturity
                      For the Twelve Months Ended March 31,


                           2002       2003       2004       2005       2006       Thereafter       Total       Fair Value
                         --------------------------------------------------------------------------------------------------

Rate sensitive
liabilities:
--------------
Long term debt-
 variable rate                                          618,000,000                             618,000,000    618,000,000
Credit Facility
Average interest
 rate                                                      5.29%                                   5.29%

Rate sensitive
 derivative
 financial
 instruments:
---------------
Pay fixed/
 Receive variable
 interest rate
 swap contracts                                         674,373,000                             674,373,000     19,002,862
Average pay rate                                           6.86%                                   6.86%
Average receive
 rate                                                      5.29%                                   5.29%


Risks of Investing in Qualifying Assets and Leverage
----------------------------------------------------


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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
---------------------------

The Fund is not aware of any pending legal proceedings to which the Fund is a party or to which their assets are subject.

Item 2.  Changes in Securities and Use of Proceeds.
---------------------------------------------------

     None.

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     None.

Item 5.  Other Information.
---------------------------

     None.

Item 6.  The following is a list of all exhibits filed as part of this Form 10Q:
--------------------------------------------------------------------------------

     (a) Exhibits
     21  List of subsidiaries

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer of its Manager, Eaton Vance Management thereunto duly authorized on May 15, 2001.




                                   BELAIR CAPITAL FUND LLC
                                   (Registrant)

                                   By: EATON VANCE MANAGEMENT,
                                       its Manager


                                   By:     /s/ James L. O'Connor
                                           ----------------------------
                                           James L. O'Connor
                                           Vice President



                                   By:     /s/ William M. Steul
                                           -----------------------------
                                           William M. Steul
                                           Chief Financial Officer

                                  EXHIBIT INDEX


21       List of subsidiaries