Form 10-Q
period 2001-06-30
BELAIR CAPITAL FUND LLC
filed 2001-08-14
CIK 1050816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001
                         Commission File No. 0002-25767
                                             ----------


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

PART I -        FINANCIAL INFORMATION
                                                                            Page
Item 1.         Condensed Consolidated Financial Statements

                Condensed Consolidated Statements of Assets and
                Liabilities as of June 30, 2001 (Unaudited) and
                December 31, 2000                                              3

                Condensed  Consolidated  Statements of Operations
                (Unaudited) for the Three  Months  Ended  June 30,
                2001 and 2000 and for the Six Months Ended
                June 30, 2001 and 2000                                         4

                Condensed Consolidated Statements of Changes in
                Net Assets (Unaudited) for the Six Months Ended
                June 30, 2001 and 2000                                         6

                Condensed Consolidated Statements of Cash Flows
                (Unaudited) for the Six Months Ended June 30,
                2001 and 2000                                                  7

                Notes to Condensed Consolidated Financial Statements
                as of June 30, 2001 (Unaudited)                                9

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           14

Item 3.         Quantitative and Qualitative Disclosures About Market Risk    16

PART  II -      OTHER INFORMATION

Item 1.         Legal Proceedings                                             21

Item 2.         Changes in Securities and Use of Proceeds                     21

Item 3.         Defaults Upon Senior Securities                               21

Item 4.         Submission of Matters to a Vote of Security Holders           21

Item 5.         Other Information                                             21

Item 6.         Exhibits and Reports                                          21


SIGNATURES                                                                    22

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------

 BELAIR CAPITAL FUND LLC
 Condensed Consolidated Statements of Assets and Liabilities

                                                                                   June 30,
                                                                                     2001             December 31,
                                                                                 (Unaudited)              2000
                                                                            ---------------------  -------------------
 Assets:
     Investment in Belvedere Capital LLC                                          $1,957,678,301       $2,132,795,139
     Investment in real estate Partnership Preference Units                          482,684,492          439,043,259
     Investment in other real estate                                                 326,392,896          157,812,925
     Short-term investments                                                            9,969,864            6,665,871
                                                                             --------------------  -------------------
             Total investments                                                    $2,776,725,553       $2,736,317,194
     Cash                                                                              5,003,327           46,875,064
     Dividends receivable                                                                148,243            8,021,686
     Deferred expenses                                                                   174,190            1,379,102
     Escrow deposits - restricted                                                      5,615,928            2,143,464
     Swap interest receivable                                                                  -              526,653
     Other assets                                                                        303,992              286,469
                                                                             --------------------  -------------------
             Total assets                                                         $2,787,971,233       $2,795,549,632
                                                                             --------------------  -------------------

 Liabilities:
    Loan payable                                                                   $ 663,000,000         $643,000,000
    Mortgage payable, net of unamortized debt issuance costs                         226,312,371          111,088,447
    Payable for Fund Shares redeemed                                                   3,619,443                    -
    Open interest rate swap contracts, at value                                       14,540,921            4,834,653
    Swap interest payable                                                              2,246,266                    -
    Security deposits                                                                    893,697              394,546
    Accrued expenses:
        Interest expense                                                               5,908,209            7,430,119
        Accrued property taxes                                                         1,859,509              659,702
        Other accrued expenses and other liabilities                                   1,949,488            4,172,804
    Minority interest in controlled subsidiaries                                      27,188,374           12,971,521
                                                                             --------------------  -------------------
             Total liabilities                                                     $ 947,518,278        $ 784,551,792
                                                                             --------------------  -------------------
 Net assets                                                                       $1,840,452,955       $2,010,997,840
                                                                             --------------------  -------------------

 Shareholders' Capital
                                                                             --------------------  -------------------
     Shareholders' capital                                                        $1,840,452,955       $2,010,997,840
                                                                             --------------------  -------------------

Shares Outstanding                                                                    14,696,725           15,106,086
                                                                             --------------------  -------------------

Net Asset Value and Redemption Price Per Share                                           $125.23              $133.13
                                                                             --------------------  -------------------

BELAIR CAPITAL FUND LLC
 Condensed Consolidated Statements of
 Operations (Unaudited)

                                                           Three Months      Three Months        Six Months         Six Months
                                                               Ended             Ended              Ended              Ended
                                                             June 30,          June 30,           June 30,           June 30,
                                                               2001              2000               2001               2000
                                                         ----------------- ------------------ ------------------ -----------------
Investment Income:
     Dividends allocated from Belvedere Capital                $4,670,963         $4,805,694       $  9,405,546        $9,793,831
        (net of foreign taxes of $31,173, $48,532,
         $61,493 and $88,422, respectively)
     Interest allocated from Belvedere Capital                    253,126          1,238,677          1,105,040         2,074,393
     Expenses allocated from Belvedere Capital                 (2,959,093)        (3,349,395)        (6,026,592)       (6,652,288)
                                                         ----------------- ------------------ ------------------ -----------------
         Net investment income allocated from
         Belvedere Capital                                     $1,964,996         $2,694,976         $4,483,994        $5,215,936
         Dividends from Partnership Preference
         Units                                                  3,824,112         15,496,609         14,957,328        29,185,203
     Rental income                                              8,438,058                  -         14,417,923                 -
     Interest                                                     128,241            128,886            301,235           207,628
                                                         ----------------- ------------------ ------------------ -----------------
             Total investment income                          $14,355,407        $18,320,471        $34,160,480       $34,608,767
                                                         ----------------- ------------------ ------------------ -----------------

Expenses:
    Investment advisory and administrative fees                $1,775,246         $1,809,910         $3,513,958        $3,527,449
    Property management fees                                      338,301                  -            577,142                 -
    Service fees                                                  188,945            207,095            389,063           427,406
    Interest expense on credit facility                         8,614,967         12,762,520         18,984,326        23,798,763
    Interest expense on mortgages                               3,234,769                  -          5,620,880                 -
    Interest expense/(income) on swap contracts                 2,804,879           (177,548)         3,540,740            94,232
    Property and maintenance                                    2,073,858                  -          3,536,915                 -
    Property taxes and insurance                                  908,140                  -          1,493,884                 -
    Legal and accounting services                                 192,065            264,553            241,065           404,217
    Amortization of deferred expenses                              18,780             27,466             54,429            54,831
    Custodian and transfer agent fees                              39,231             65,895             54,044            80,139
    Printing and postage                                            4,179              2,307              6,618             4,800
    Miscellaneous                                                 230,669             16,901            524,520            49,701
                                                         ----------------- ------------------ ------------------ -----------------
            Total expenses                                    $20,424,029        $14,979,099        $38,537,584       $28,441,538
                                                         ----------------- ------------------ ------------------ -----------------
Net investment income (loss) before minority
    interest in net income of controlled                       (6,068,622)         3,341,372         (4,377,104)        6,167,229
    subsidiaries
Minority interest in net income of controlled
    subsidiaries                                                 (174,292)                 -           (190,043)                -
                                                         ----------------- ------------------ ------------------ -----------------
Net investment income (loss)                                  $(6,242,914)        $3,341,372        $(4,567,147)       $6,167,229
                                                         ----------------- ------------------ ------------------ -----------------

Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
Investment transactions from Belvedere
         Capital (identified cost basis)                      $(7,301,594)       $16,445,271        $(1,257,901)      $48,297,917
Investment transactions in Partnership
         Preference Units (identified cost basis)                       -            (48,619)        (1,142,610)       (2,946,213)
                                                         ----------------- ------------------ ------------------ -----------------
             Net realized gain (loss)                         $(7,301,594)       $16,396,652        $(2,400,511)      $45,351,704
                                                         ----------------- ------------------ ------------------ -----------------
Change in unrealized appreciation
         (depreciation) -
Investment in Belvedere Capital
         (identified cost basis)                             $110,600,345       $(33,067,459)     $(144,544,220)      $60,470,766

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations
(Unaudited) (Continued)

Investments in Partnership Preference
    Units (identified cost basis)                              12,236,705         12,313,512         44,783,843        (1,367,252)
Interest rate swap contracts                                    4,461,941         (4,727,393)        (9,706,268)          524,637
Investment in real property (net of minority
    interest in unrealized gain of controlled
    subsidiary of $75,597)                                     (2,187,232)                 -         (2,187,232)                -
                                                         ----------------- ------------------ ------------------ -----------------
Net change in unrealized
    appreciation (depreciation)                              $125,111,759       $(25,481,340)     $(111,653,877)      $59,628,151
                                                         ----------------- ------------------ ------------------ -----------------

Net realized and unrealized gain (loss)                      $117,810,165        $(9,084,688)     $(114,054,388)    $ 104,979,855
                                                         ----------------- ------------------ ------------------ -----------------
Net increase (decrease) in net assets from
     operations                                              $111,567,251        $(5,743,316)     $(118,621,535)     $111,147,084
                                                         ================= ================== ================== =================

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

                                                                              Six Months          Six Months
                                                                                 Ended               Ended
                                                                            June 30, 2001        June 30, 2000
                                                                          -------------------  ------------------
 Increase (Decrease) in Net Assets:
     Net investment income (loss)                                            $   (4,567,147)      $    6,167,229
     Net realized gain (loss) on investment transactions                         (2,400,511)          45,351,704
     Net change in unrealized appreciation (depreciation) of
        investments                                                            (111,653,877)          59,628,151
                                                                          -------------------  ------------------
             Net increase (decrease) in net assets from
             operations                                                      $ (118,621,535)      $  111,147,084
                                                                          -------------------  ------------------

 Transactions in Fund Shares -
    Net asset value of Fund Shares redeemed                                  $  (51,286,054)      $  (89,640,998)
                                                                          -------------------  ------------------
             Net decrease in net assets from Fund Share transactions         $  (51,286,054)      $  (89,640,998)
                                                                          -------------------  ------------------

 Distributions to Shareholders
     Special distributions to Fund Shareholders                              $            -       $   (5,104,441)
     Minority shareholders of controlled subsidiaries                              (637,296)                   -
                                                                          -------------------  ------------------
             Total distributions to Shareholders                             $     (637,296)      $   (5,104,441)
                                                                          -------------------  ------------------

 Net increase (decrease) in net assets                                       $ (170,544,885)      $   16,401,645

 Net assets:
     Beginning of period                                                     $2,010,997,840       $2,094,369,753
                                                                          -------------------  ------------------
     End of period                                                           $1,840,452,955       $2,110,771,398
                                                                          ===================  ==================

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                       Six Months         Six Months
                                                                                         Ended               Ended
                                                                                       June 30,            June 30,
                                                                                         2001                2000
                                                                                   ------------------  ------------------
Cash Flows From (For) Operating Activities -
Net investment income (loss)                                                           $  (4,567,147)        $ 6,167,229
Adjustments to reconcile net investment income (loss) to net cash flows used for operating activities -
       Amortization of deferred expenses                                                      54,429              54,831
       Amortization of debt issuance costs                                                    87,104                   -
       Net investment income allocated from Belvedere Capital                             (4,483,994)         (5,215,936)
       (Increase) decrease in dividends receivable                                         7,873,443          (1,613,074)
       Increase (decrease) in interest payable for open swap contracts                     2,772,919            (365,363)
       Increase in escrow deposits                                                          (317,545)                  -
       Increase in deferred expenses                                                               -          (2,388,784)
       Increase in other assets                                                             (928,173)                  -
       Increase in accrued property taxes                                                  1,199,807                   -
       Increase (decrease) in accrued interest and operating
            expenses and other liabilities                                                (5,239,147)            859,523
       Increase (decrease) in minority interest                                              (52,500)            159,500
       Payments for investments in other real property                                   (41,261,497)        (33,988,289)
       Cash assumed in connection with acquisition of real estate
            investments                                                                    1,745,868                   -
       Purchases of Partnership Preference Units                                          (9,386,616)       (101,895,368)
       Sales of Partnership Preference Units                                               9,386,616          12,733,012
       Improvements to property                                                             (868,093)                  -
       Net (increase) decrease in investment in Belvedere Capital                         (9,529,159)         41,398,714
       Increase in short-term investments                                                 (3,303,993)         (5,855,757)
       Minority interest in net income of controlled subsidiaries                            190,043                   -
                                                                                   ------------------  ------------------
       Net cash flows used for operating activities                                     $(56,627,635)      $ (89,949,762)
Cash Flows From (For) Financing Activities -
       Proceeds from loan                                                                $20,000,000       $ 126,000,000
       Return of Capital                                                                    (268,065)                  -
       Payments for Fund Shares redeemed                                                  (4,338,741)        (24,955,530)
       Distributions paid                                                                   (637,296)         (4,012,689)
                                                                                   --------------------------------------
       Net cash flows from financing activities                                          $14,755,898        $ 97,031,781

Net increase (decrease) in cash                                                         $(41,871,737)       $  7,082,019

Cash at beginning of period                                                              $46,875,064        $  3,802,594
                                                                                   ------------------  ------------------
Cash at end of period                                                                    $ 5,003,327        $ 10,884,613
                                                                                   ==================  ==================


SUPPLEMENTAL DISCLOSURE AND NON-CASH INVESTING AND
FINANCING ACTIVITIES-
       Change in unrealized appreciation of investments and
            open swap contracts                                                        $(111,653,877)      $ 59,628,151
       Interest paid for loan                                                          $  21,159,340       $ 24,228,338
       Interest paid for swap contracts                                                $     767,821       $    459,595
       Interest paid for mortgages                                                     $   4,880,672       $          -
       Market value of securities distributed in payment of redemptions                $  43,327,870       $ 65,757,848
       Market value of real property and other assets, net of current
           liabilities, contributed to Bel Residential                                 $           -       $158,305,656
       Market value of real property and other assets, net of current
           liabilities, contributed to Katahdin                                        $ 170,124,083       $          -
       Mortgage assumed in connection with the acquisition of real property            $ 115,850,000       $112,630,517

BELAIR CAPITAL FUND LLC as of June 30, 2001
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

During the six months ended June 30, 2001, Belair Realty Corporation (BREC) purchased a majority interest in Katahdin Property Trust, LLC (Katahdin). Katahdin owns six multi-family residential properties located in five states (Florida, North Carolina, New Mexico, Texas and Washington). BREC owns Class A units of Katahdin, representing approximately 75% of equity interest in
Katahdin, and a minority shareholder owns Class B units, representing approximately 25% of the equity interest in Katahdin. The equity interest of the Katahdin minority shareholder is recorded as a minority interest on the Consolidated Statement of Assets and Liabilities. The primary distinction between the two classes of shares is the distribution priority and the voting rights. BREC has priority in distributions and has greater voting rights than the holder of Class B units.

The accompanying condensed consolidated financial statements of Belair Capital include the accounts of BREC, Bel Residential Properties Trust (Bel Residential) and Katahdin (collectively, the Fund). All material intercompany accounts and transactions have been eliminated.

2 Interim Financial Statements

The condensed consolidated interim financial statements of Belair Capital Fund and subsidiaries as of June 30, 2001 and June 30, 2000 and for the six months ended June 30, 2001 and June 30, 2000 have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Fund's latest annual report on Form 10-K. Results for the interim period are not necessarily indicative of those to be expected for the full fiscal year.

Reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

3 Investment Transactions

Increases and decreases of the Fund's investment in Belvedere Capital for the six months ended June 30, 2001 aggregated $68,831,528 and $102,630,239, respectively, and for the six months ended June 30, 2000 aggregated $14,761,240 and $121,917,802, respectively. Purchases and sales of Partnership Preference Units aggregated $9,386,616 and $9,386,616, respectively, for the six months ended June 30, 2001 and $101,895,368 and $12,733,012, respectively, for the six months ended June 30, 2000. For the six months ended June 30, 2001, acquisitions of other real property aggregated $41,261,497. For the six months ended June 30, 2000, acquisitions of other real property aggregated $33,988,289.

Purchases and sales of Partnership Preference Units during the six months ended June 30, 2001 and June 30, 2000 include amounts purchased from and sold to other funds sponsored by Eaton Vance Management (EVM).

4 Indirect Investment in Portfolio

Belvedere Capital's interest in the Portfolio at June 30, 2001 was $9,970,047,835, representing 54.6% of the Portfolio's net assets and at June 30, 2000 was $8,894,702,269 representing 52.4% of the Portfolio's net assets. The Fund's investment in Belvedere Capital at June 30, 2001 was $1,957,678,301 representing 19.6% of Belvedere Capital's net assets and at June 30, 2000 was $2,234,901,756, representing 25.1% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the six months ended June 30, 2001 totaled $50,467,696, of which $10,510,586 was allocated to the Fund. Investment income allocated to Belvedere Capital from the Portfolio for the six months ended June 30, 2000 totaled $43,951,952, of which $11,868,224 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the six months ended June 30, 2001 totaled $21,587,638, of which $4,485,806 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the six months ended June 30, 2000 totaled $18,388,926, of which $4,961,380 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $1,540,786 for the six months ended June 30, 2001, representing $35,411 of operating expenses and $1,505,375 of service fees. Belvedere Capital allocated additional expenses to the Fund of $1,690,908 for the six months ended June 30, 2000, representing $47,926 of operating expenses and $1,642,982 of service fees (Note 8).

A summary of the Portfolio's Statement of Assets and Liabilities, at June 30, 2001, December 31, 2000 and June 30, 2000 and its operations for the six months ended June 30, 2001, the year ended December 31, 2000 and the six months ended June 30, 2000 follows:

                                             June 30,             December 31,              June 30,
                                               2001                   2000                    2000
                                     -------------------- ------------------------ ---------------------
Investments, at value                   $18,239,311,489          $18,318,105,043       $16,968,560,668
Other Assets                                 19,932,030              251,324,504           129,856,981
----------------------------------- -------------------- ------------------------ ---------------------
Total Assets                            $18,259,243,519          $18,569,429,547       $17,098,417,649
Total Liabilities                               463,366              184,360,662           122,641,585
----------------------------------- -------------------- ------------------------ ---------------------
Net Assets                              $18,258,780,153          $18,385,068,885       $16,975,776,064
=================================== ==================== ======================== =====================
Dividends and interest                      $93,075,546             $189,740,537           $85,182,083
----------------------------------- -------------------- ------------------------ ---------------------
Investment adviser fee                      $38,822,203              $73,317,616           $34,563,622
Other expenses                                  959,382                2,500,093             1,049,805
----------------------------------- -------------------- ------------------------ ---------------------
Total expenses                              $39,781,585              $75,817,709           $35,613,427
----------------------------------- -------------------- ------------------------ ---------------------
Net investment income                       $53,293,961             $113,922,828           $49,568,656
Net realized gains (losses)                (12,705,834)              196,962,539           345,517,898
Net change in unrealized
    gains (losses)                      (1,238,423,587)              141,360,943           429,187,549
----------------------------------- -------------------- ------------------------ ---------------------
Net increase (decrease) in net
assets from operations                 $(1,197,835,460)             $452,246,310          $824,274,103
----------------------------------- -------------------- ------------------------ ---------------------

5 Rental Property

The average occupancy rate for real property held by Bel Residential, consisting of 2,681 residential units, was approximately 96% at June 30, 2001 and approximately 95% at December 31, 2000. The fair value of real property owned by the Fund through Bel Residential at June 30, 2001 and December 31, 2000 is as follows:

                                                              June 30, 2001       December 31, 2000
                                                              -------------       -----------------
Land                                                           $ 23,565,000             $ 23,565,000
Buildings, improvements and other assets                        135,370,000              134,247,925
                                                       -------------------- ------------------------
Fair value                                                    $ 158,935,000            $ 157,812,925
                                                       -------------------- ------------------------

The average occupancy rate for real property held by Katahdin, consisting of 2,476 residential units, was approximately 95% at June 30, 2001. The fair value of real property owned by the Fund through Katahdin at June 30, 2001 is as follows:
                                                              June 30, 2001
                                                      ---------------------
Land                                                           $ 26,441,627
Buildings, improvements and other assets                        141,016,269
                                                       --------------------
Fair value                                                    $ 167,457,896
                                                       --------------------

6 Cancelable Interest Rate Swap Agreements

The Fund has entered into cancelable interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements, the Fund has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of June 30, 2001 and December 31, 2000, the Fund has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc.


                                       11

                                                                                                   Unrealized      Unrealized
                    Notional                                         Initial                     Appreciation/    Appreciation/
                     Amount                                         Optional                     (Depreciation)  (Depreciation)
   Effective         (000's         Fixed          Floating        Termination       Maturity   At June 30, 2001 At December 31,
      Date          omitted)         Rate            Rate             Date             Date       (Unaudited)         2000
----------------------------------------------------------------------------------------------------------------------------------
      2/98               120,000       6.715%     Libor+.45%          2/03             2/05        $ (1,735,720)        $158,467
      4/98                50,000        6.84%     Libor+.45%          2/03             2/05            (875,367)        (105,708)
      4/98               150,000       6.835%     Libor+.45%          4/03             4/05          (2,507,260)        (413,833)
      6/98                20,000        6.67%     Libor+.45%          6/03             2/05            (311,870)           1,994
      6/98                75,000        6.68%     Libor+.45%          6/03             2/05          (1,189,020)         (14,230)
      6/98                80,000       6.595%     Libor+.45%          6/03             2/05          (1,090,686)         181,644
     11/98                14,709        6.13%     Libor+.45%          11/03            2/05             (34,526)         210,991
      2/99                34,951        6.34%     Libor+.45%          2/04             2/05            (326,566)         221,768
      4/99                 5,191        6.49%     Libor+.45%          2/04             2/05             (70,489)           6,770
      7/99                24,902       7.077%     Libor+.45%          7/04             2/05            (840,246)        (524,587)
      9/99                10,471        7.37%     Libor+.45%          9/04             2/05            (461,379)        (341,770)
      3/00                19,149        7.89%     Libor+.45%          2/04             2/05          (1,018,033)        (809,750)
      3/00                70,000        7.71%     Libor+.45%            -              2/05          (4,079,759)      (3,406,409)
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                              $(14,540,921)     $(4,834,653)
----------------------------------------------------------------------------------------------------------------------------------

7 Debt

A Mortgages - Rental property held by the Fund is financed through various mortgages issued to real estate subsidiaries. Mortgages payable are reported on the Condensed Consolidated Statement of Assets and Liabilities net of unamortized debt issuance costs. A description of the mortgages issued to each of the real estate subsidiaries, excluding debt issuance costs, is as follows:

Real property held by Bel Residential is financed through a loan secured by cross-collateralized first mortgage liens on such real property. The balances at June 30, 2001 and December 31, 2000, excluding unamortized debt issuance costs, are as follows:

                                                    Monthly
                                    Annual          Interest         Balance at           Balance at
Maturity Date                    Interest Rate      Payment*       June 30, 2001       December 31, 2000
-------------                    -------------      --------       -------------       -----------------
May 1, 2010                         8.33%           $781,844        $112,630,517         $112,630,517

*Mortgage provides for monthly payments of interest only through May 1, 2010, with the entire principal balance due on May 1, 2010.

Real property held by Katahdin is financed through a mortgage loan secured by the six real properties. The balance at June 30, 2001, excluding unamortized debt issuance costs, is as follows:

                                                    Monthly
                                    Annual          Interest         Balance at
Maturity Date                    Interest Rate      Payment*       June 30, 2001
-------------                    -------------      --------       -------------
June 1, 2011                       6.765%           $653,104        $115,850,000

*Mortgage provides for monthly payments of interest only through June 1, 2010, with the entire principal balance due on June 1, 2011.

B Credit Facility -- Belair Capital has obtained a $790,000,000 credit facility (the Credit Facility) with a term of seven years from Merrill Lynch International Bank Limited. Belair Capital's obligations under the Credit
Facility are secured by a pledge of its assets, excluding the assets of Bel Residential and Katahdin. Interest on borrowed funds is based on the prevailing LIBOR rate for the respective interest period plus a spread of 0.45% per annum. Belair Capital may borrow for interest periods of one month to five years. In addition, Belair Capital pays a commitment fee at a rate of 0.10% per annum on the unused amount of the loan commitment. Borrowings under the Credit Facility have been used to purchase qualifying assets, pay selling commissions and organizational expenses, and to provide for the short-term liquidity needs of the Fund. Additional borrowings under the Credit Facility may be made in the future for these purposes. At June 30, 2001 and December 31, 2000, amounts outstanding under the Credit Facility totaled $663,000,000 and $643,000,000, respectively.

8 Management Fee and Other Transactions with Affiliates

The Fund and the Portfolio have engaged Boston Management and Research (BMR), a wholly-owned subsidiary of EVM, as investment adviser. Under the terms of the advisory agreement with the Portfolio, BMR receives a monthly fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the six months ended June 30, 2001 and June 30, 2000 the advisory fee applicable to the Portfolio was 0.44% (annualized) of average daily net assets. Belvedere Capital's allocated portion of the advisory fee was $21,066,909 of which $4,384,988 was allocated to the Fund for the six months ended June 30, 2001, and $17,845,464 of which $4,806,934 was allocated to the Fund, for the six months ended June 30, 2000. In addition, Belair Capital pays BMR a monthly advisory and administrative fee of 1/20 of 1% (0.60% annually) of the average daily gross investment assets of Belair Capital (including the value of all assets of Belair Capital other than Belair Capital's investment in BREC, minus the sum of Belair Capital's liabilities other than the principal amount of money borrowed) and BREC pays BMR a monthly management fee at a rate of 1/20th of 1% (equivalent to 0.60% annually) of the average daily gross investment assets of BREC (which consist of all assets of BREC minus the sum of BREC's liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of BREC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BREC). The advisory fee payable by the Portfolio with respect to Belair Capital's indirect investment in the Portfolio is credited toward Belair Capital's advisory and administrative fee payment. For the six months ended June 30, 2001 and June 30, 2000, the advisory fee paid or accrued to BMR by the Fund, less the Fund's allocated share of the Portfolio's advisory fee, totaled $3,513,958 and $3,527,449, respectively.

EVM serves as manager of Belair Capital and receives no separate compensation for services provided in such capacity.

Pursuant to a servicing agreement between Belvedere Capital and Eaton Vance Distributors, Inc. (EVD), Belvedere Capital pays a servicing fee to EVD for providing certain services and information to Shareholders. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Capital's average daily net assets and totaled $7,248,420 and $6,089,747 for the six months ended June 30, 2001 and June 30, 2000, respectively, of which $1,505,375 and $1,642,982, respectively, was allocated to Belair Capital. Pursuant to a servicing agreement between Belair Capital and EVD, Belair Capital pays a servicing fee to EVD on a quarterly basis at an annual rate of 0.20% of Belair Capital's average daily net assets, less Belair Capital's allocated share of the servicing fee payable by Belvedere Capital. For the six months ended June 30, 2001 and June 30, 2000, the servicing fee paid directly by Belair Capital totaled $389,063 and $427,406, respectively. Of the amounts allocated to and incurred by the Fund, for the three months ended June 30, 2001 and June 30, 2000, $1,894,438 and $2,066,178, respectively, were paid to subagents.

An affiliate of the Bel Residential minority shareholder, provides day-to-day management of Bel Residential pursuant to a management agreement. The management agreement provides for a management fee and allows for reimbursement of payroll expenses incurred by the manager for managing the properties owned by Bel Residential. For the six months ended June 30, 2001, Bel Residential paid or accrued management fees amounting to $480,578. There were no management fees paid or accrued by Bel Residential for the six months ended June 30, 2000.

An affiliate of the Katahdin minority shareholder, provides day-to-day management of Katahdin pursuant to a management agreement. The management agreement provides for a management fee and allows for reimbursement of payroll expenses incurred by the manager for managing the properties owned by Katahdin. For the period from inception, May 23, 2001 to June 30, 2001, Katahdin paid or accrued management fees amounting to $96,564.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Increases and decreases in Belair Capital Fund LLC's (the Fund) net asset value per share are derived from net investment income and realized and unrealized gains and losses on the Fund's interest through Belvedere Capital Fund Company LLC (Belvedere Capital) in Tax-Managed Growth Portfolio (the Portfolio), real estate investments held through its subsidiary, Belair Real Estate Corporation
(BREC) and any direct investments of the Fund. Expenses of the Fund include its pro-rata share of the expenses of Belvedere Capital, and indirectly the Portfolio, as well as the actual and accrued expenses of the Fund and BREC, including its subsidiaries Bel Residential Properties Trust (Bel Residential) and Katahdin Property Trust, LLC (Katahdin). The Fund's most significant expense is interest incurred on borrowings incurred in connection with its real estate investments. The Fund's realized and unrealized gains and losses on investments are based on its allocated share of the realized and unrealized gains and losses of Belvedere Capital, and indirectly, the Portfolio, as well as realized and unrealized gains and losses on investments in real estate through BREC. The realized and unrealized gains and losses on investments have the most significant impact on the Fund's net asset value per share and result from sales of such investments and changes in their underlying value. The investments of the Portfolio consist primarily of common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Because the securities holding of the Portfolio are broadly diversified, the performance of the Portfolio cannot be attributed to one particular stock or one particular industry or market sector. The performance of the Portfolio and the Fund are substantially influenced by the overall performance of the United States stock market, as well as by the relative performance versus the overall market of specific stocks and classes of stocks in which the Portfolio maintains large positions. Through the impact of interest rates on the valuation of the Fund's investments in income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) through BREC and its positions in interest rate swap agreements, the performance of the Fund is also affected by movements in interest rates, and particularly, changes in credit spread relationships. On a combined basis, the Fund's Partnership Preference Units and interest rate swaps generally decline in value when credit spreads widen (as fixed income markets grow more risk-averse) and generally increase in value when credit spreads tighten.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2001 AND THE SIX MONTHS ENDED JUNE 30, 2001

The Fund achieved total return performance of 6.3% for the quarter ended June 30, 2001. This return reflects an increase in the Fund's net asset value per share from $117.79 to $125.23. For comparison, the S&P 500, an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of 5.9% over the same period.

During the second quarter of 2001, the U.S. equity market rallied from the lows reached in March. The recovery was uneven, and tailed off toward the end of the quarter. The best performing market sector in the quarter was technology, followed by basic materials and financials. The bounce in technology stocks was driven by aggressive investors making the bet that the bottom in industry fundamentals must be near, though few signs of such a bottoming have emerged. Financial and other interest-sensitive stocks benefited from the continuing activity of the Federal Reserve to lower short-term interest rates. In the first six months of 2001, the benchmark federal funds rate was lowered six times, by a total of 2.75%. Market sentiment also benefited from the June enactment of the Bush Administration's tax relief program. But worries about weakness in the economy and a collapse in corporate profits continued to weigh upon the market.

In this environment of halting recovery, the performance of the Portfolio fell modestly below that of the overall market. The Fund was able to outperform both the Portfolio and the S&P 500 due to the incremental returns derived from the Fund's real estate investments. The U.S. real estate market remains in good balance despite widespread weakness in the general economy.

The Fund achieved total return performance of -5.9% for the six months ended June 30, 2001. This return reflects a decrease in the Fund's net asset value per share from $133.13 to $125.23. For comparison, the S&P 500, an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of -6.7% over the same period.

During the first half of 2001, the U.S. equity market continued the weak performance pattern prevalent since early 2000. After bottoming in March, the market rallied strongly before tailing off again toward the end of the second quarter. The best performing market sector in the six-month period was consumer cyclicals, and especially retail stocks, which recovered strongly from depressed levels at year-end 2000. The weakest performing market sectors were technology and healthcare. The market suffered from a weakening economic outlook, a collapse in corporate profits and valuation levels that remain high by historical standards. These negative effects were partly mitigated by the continuing activity of the Federal Reserve to lower short-term interest rates. In the first half of 2001, the benchmark federal funds rate was lowered six times, by a total of 2.75%. Market sentiment also benefited from the June enactment of the Bush Administration's tax relief program.

In this period of market weakness and halting recovery, the performance of the Portfolio fell modestly below that of the overall market. The Fund was able to outperform both the Portfolio and the S&P 500 due to the incremental returns derived from the Fund's real estate investments. The U.S. real estate market remains in good balance despite widespread weakness in the general economy.

Liquidity and Capital Resources

As of June 30, 2001, the Fund had outstanding borrowings of $663.0 million under the credit facility (the Credit Facility) established with Merrill Lynch International Bank Limited, the term of which extends until February 6, 2005. The Fund has available under the Credit Facility $127.0 million to meet short-term liquidity needs and for other purposes.

The Fund may redeem shares of Belvedere Capital at any time. Both Belvedere Capital and the Portfolio follow the practice of normally meeting redemptions by distributing securities drawn from the Portfolio. Belvedere Capital and the Portfolio may also meet redemptions by distributing cash. As of June 30, 2001, the Portfolio had cash and short-term investments totaling $181.8 million. The Portfolio participates in a $150 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had no outstanding borrowings under the $150 million line of credit at June 30, 2001, and, as of that date, the net assets of the Portfolio totaled $18,258.8 million. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of June, 2001, restricted securities, which are considered illiquid, constituted 2.0% of the net assets of the Portfolio.

The Partnership Preference Units held by BREC are not registered under the Securities Act of 1933 (the Securities Act) and are subject to substantial restrictions on transfer. As such, they are considered illiquid.

BREC's investments in real estate apart from Partnership Preference Units are also considered illiquid. Bel Residential and Katahdin have been structured as investments of at least ten years, at which time a buy/sell mechanism may offer a measure of liquidity to both BREC and its minority shareholders.

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

The Portfolio's ability to utilize covered short sales, certain equity swaps and certain equity collar strategies (combining the purchase of a put option and the sale of a call option) as a tax-efficient management technique with respect to holdings of appreciated securities is limited to circumstances in which the hedging transaction is closed out within thirty days of the end of the Portfolio's taxable year and the underlying appreciated securities position is held unhedged for at least the next sixty days after such hedging transaction is closed. There can be no assurance that counterparties will at all times be willing to enter into covered short sales, interest rate hedges, equity swaps and other derivative instrument transactions on terms satisfactory to the Fund or the Portfolio. The Fund's and the Portfolio's ability to enter into such transactions may also be limited by covenants under the Fund's revolving securitization facility, the federal margin regulations and other laws and regulations. The Portfolio's use of certain investment techniques may be constrained because the Portfolio is a diversified, open-end management investment company registered under the Investment Company Act of 1940 and because other investors in the Portfolio are regulated investment companies under Subchapter M of the Internal Revenue Code. Moreover, the Fund and the Portfolio are subject to restrictions under the federal securities laws on their ability to enter into transactions in respect of securities that are subject to restrictions on transfer pursuant to the Securities Act.

Interest Rate Risk
------------------
The Fund's primary exposure to interest rate risk arises from investments in real estate that are financed with floating rate bank borrowings. The interest rate on borrowings under the Fund's Credit Facility is reset at regular intervals based on a fixed and predetermined premium to LIBOR for short-term extensions of credit. The Fund utilizes cancelable interest rate swap agreements to fix the cost of its borrowings over the term of the Credit Facility and to mitigate the impact of interest rate changes on the Fund's net asset value.
Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with three-month LIBOR. The interest rate swap agreements are valued on an ongoing basis by the investment adviser. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that may be considered speculative and which can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Notes 6 and 7 to the condensed consolidated financial statements.

                                             Interest Rate Sensitivity
                                Principal (Notional) Amount by Contractual Maturity
                                       For the Twelve Months Ended June 30,

                         2002     2003     2004        2005        2006     Thereafter        Total        Fair Value
                        -------- -------- -------- -------------- -------- -------------- --------------- --------------
Rate sensitive
liabilities:
---------------------
Long term debt-
   variable rate                                    $663,000,000                            $663,000,000     $663,000,000
Credit Facility
Average
 interest rate                                         4.29%                                  4.29%

Rate sensitive
 derivative financial
 instruments:
---------------------
Pay fixed/
 Receive    variable
 interest rate swap
 contracts                                          $674,373,000                            $674,373,000     $(14,540,921)
Average
  pay rate                                             6.86%                                  6.86%
Average
  receive rate                                         4.29%                                  4.29%

Risks of Investing in Qualifying Assets and Leverage
----------------------------------------------------
The success of BREC's real estate investments depends in part on many factors related to the real estate market. These factors include, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance, government rules and regulations, and acts of God (whether or not insured against). Partnership Preference Units also depend upon factors relating to the issuing partnerships that may affect such partnerships' profitability and their ability to make distributions to holders of Partnership Preference Units. BREC's investments in interests in real estate joint ventures (Real Estate Joint Ventures) may be influenced by decisions which the principal minority investor in each Real Estate Joint Venture (the Operating Partner) may make on behalf of the property owned thereby and potential changes in the specific real estate sub-markets in which the properties are located. The debt of each Real Estate Joint Venture is fixed-rate, secured by the underlying properties and with limited recourse to BREC. However, changes in interest rates, the availability of financing and other financial conditions can have a material impact on property values and therefore on the value of BREC's equity interest. There can be no assurance that BREC's ownership of real estate investments will be an economic success. Moreover, the success of any Real Estate Joint Venture investment depends in large part upon the performance of the Operating Partner. Operating Partners will be subject to substantial conflicts of interest in structuring, operating and winding up the Real Estate Joint Ventures. Operating Partners will have an economic incentive to maximize the prices at which they sell properties to Real Estate Joint Ventures and to minimize the prices at which they acquire properties from Real Estate Joint Ventures. Operating Partners may devote greater attention or more resources to managing their wholly-owned properties than properties held by Real Estate Joint Ventures. Future investment opportunities identified by Operating Partners will more likely be pursued independently, rather than through, the Real Estate Joint Ventures. Financial difficulties encountered by Operating Partners in their other businesses may interfere with the operations of Real Estate Joint Ventures.

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

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. THE FOLLOWING IS A LIST OF ALL EXHIBITS FILED AS PART OF THIS FORM 10Q:

     (a)        Exhibits
     21         List of subsidiaries

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer of its Manager, Eaton Vance Management thereunto duly authorized on August 14, 2001.


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