Form 10-Q
period 2001-09-30
BELAIR CAPITAL FUND LLC
filed 2001-11-14
CIK 1050816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001
                         Commission File No. 0002-25767
                                             ----------


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
                                ------------


                                      None
                                      ----
Former Name, Former Address and Former Fiscal Year, if changed since last report




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO
                                      ---     ---

                             Belair Capital Fund LLC
                                Index to Form 10Q

PART I - FINANCIAL INFORMATION

                                                                            Page

Item 1.   Condensed Consolidated Financial Statements

          Condensed  Consolidated  Statements  of Assets
          and  Liabilities  as of September 30, 2001 (Unaudited)
          and December 31, 2000                                                3

          Condensed  Consolidated  Statements of Operations
          (Unaudited) for the Three Months Ended
          September 30, 2001 and 2000 and for the Nine
          Months Ended September 30, 2001 and 2000                             4

          Condensed Consolidated Statements of Changes in
          Net Assets (Unaudited)for the Nine  Months  Ended
          September  30,  2001 and 2000                                        6

          Condensed  Consolidated  Statements of Cash Flows
          (Unaudited) for the Nine Months Ended
          September 30, 2001 and 2000                                          7

          Notes to Condensed  Consolidated  Financial
          Statements as of September 30, 2001 (Unaudited)                      9


Item 2.   Management's  Discussion  and  Analysis  of
          Financial  Condition  and Results of Operations                     14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          17

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   22

Item 2.   Changes in Securities and Use of Proceeds                           22

Item 3.   Defaults Upon Senior Securities                                     22

Item 4.   Submission of Matters to a Vote of Security Holders                 22

Item 5.   Other Information                                                   22

Item 6.   Exhibits and Reports                                                22


SIGNATURES                                                                    23

PART I.           FINANCIAL INFORMATION
ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                                                                September 30,
                                                                                     2001             December 31,
                                                                                 (Unaudited)              2000
                                                                            ---------------------  -------------------
 Assets:
     Investment in Belvedere Capital LLC                                          $1,700,296,368       $2,132,795,139
     Investment in real estate Partnership Preference Units                          448,619,380          439,043,259
     Investment in other real estate                                                 327,210,174          157,812,925
     Short-term investments                                                            3,738,290            6,665,871
                                                                             --------------------  -------------------
              Total investments                                                   $2,479,864,212       $2,736,317,194
     Cash                                                                              6,183,497           46,875,064
     Dividends receivable                                                                      -            8,021,686
     Deferred expenses                                                                   147,125            1,379,102
     Escrow deposits - restricted                                                      5,961,391            2,143,464
     Swap interest receivable                                                                  -              526,653
     Other assets                                                                        274,999              286,469
                                                                             --------------------  -------------------
             Total assets                                                         $2,492,431,224       $2,795,549,632
                                                                             --------------------  -------------------
 Liabilities:
    Loan payable                                                                   $ 663,000,000       $  643,000,000
    Mortgage payable, net of unamortized debt issuance costs                         226,355,502          111,088,447
    Open interest rate swap contracts, at value                                       35,502,366            4,834,653
    Swap interest payable                                                              2,815,691                    -
    Security deposits                                                                    889,520              394,546
    Accrued expenses:
        Interest expense                                                               5,111,762            7,430,119
        Accrued property taxes                                                         2,918,761              659,702
        Other accrued expenses and other liabilities                                   1,941,736            4,172,804
    Minority interest in controlled subsidiaries                                      28,783,655           12,971,521
                                                                             --------------------  -------------------
             Total liabilities                                                      $967,318,993        $ 784,551,792
                                                                             --------------------  -------------------
 Net assets                                                                       $1,525,112,231       $2,010,997,840
                                                                             --------------------  -------------------

 Shareholders' Capital                                                       --------------------  -------------------
     Shareholders' capital                                                        $1,525,112,231       $2,010,997,840
                                                                             --------------------  -------------------

Shares Outstanding                                                                    14,607,075           15,106,086
                                                                             --------------------  -------------------

Net Asset Value and Redemption Price Per Share                                           $104.41              $133.13
                                                                             --------------------  -------------------

BELAIR CAPITAL FUND LLC
 Condensed Consolidated Statements of
 Operations (Unaudited)

                                                           Three Months      Three Months        Nine Months       Nine Months
                                                               Ended             Ended              Ended              Ended
                                                          September 30,      September 30,      September 30,     September 30,
                                                               2001              2000               2001               2000
                                                         ----------------- ------------------ ------------------ -----------------
Investment Income:
     Dividends allocated from Belvedere Capital                $4,874,695         $4,561,646       $ 14,280,241       $14,355,477
        (net of foreign taxes of $44,221, $26,473,
         $105,714 and $114,895, respectively)
     Interest allocated from Belvedere Capital                    305,015          1,867,157          1,410,055         3,941,550
     Expenses allocated from Belvedere Capital                 (2,773,700)        (3,379,134)        (8,800,292)      (10,031,422)
                                                         ----------------- ------------------ ------------------ -----------------
         Net investment income allocated from
             Belvedere Capital                                 $2,406,010         $3,049,669         $6,890,004        $8,265,605
     Dividends from Partnership Preference
         Units                                                 10,990,418          4,432,023         25,947,746        33,617,226
     Interest income from swaps                                         -            736,216                  -           641,984
     Rental income                                             11,799,211          7,779,044         26,217,134         7,779,044
     Interest                                                     133,957            227,045            435,192           434,673
                                                         ----------------- ------------------ ------------------ -----------------
             Total investment income                          $25,329,596        $16,223,997        $59,490,076       $50,738,532
                                                         ----------------- ------------------ ------------------ -----------------
Expenses:
    Investment advisory and administrative fees                $1,769,268         $1,950,850         $5,283,226        $5,478,299
    Property management fees                                      477,876            302,112          1,055,018           302,112
    Service fees                                                  148,829            212,781            537,892           640,187
    Interest expense on credit facility                         7,331,251         12,979,682         26,315,577        36,778,445
    Interest expense on mortgages                               4,363,500          4,772,855          9,984,380         4,772,855
    Interest expense on swap contracts                          4,034,455                  -          7,575,195                 -
    Property and maintenance                                    2,915,737          1,985,385          6,452,652         1,985,385
    Property taxes and insurance                                1,363,655            777,168          2,857,539           777,168
    Legal and accounting services                                 179,094            387,416            420,159           791,633
    Amortization of deferred expenses                              27,063             36,348             81,492            91,179
    Custodian and transfer agent fees                              13,124             21,887             67,168           102,026
    Printing and postage                                            2,466              2,493              9,084             7,293
    Miscellaneous                                                 149,721            (23,035)           674,241            26,666
                                                         ----------------- ------------------ ------------------ -----------------
            Total expenses                                    $22,776,039        $23,405,942        $61,313,623       $51,753,248
                                                         ----------------- ------------------ ------------------ -----------------
Net investment income (loss) before minority
    interest in net (income) loss of controlled
    subsidiaries                                               $2,553,557        $(7,181,945)       $(1,823,547)      $(1,014,716)
Minority interest in net (income) loss of
    controlled subsidiaries                                      (562,905)            42,579           (752,948)           42,579
                                                         ----------------- ------------------ ------------------ -----------------

Net investment income (loss)                                   $1,990,652        $(7,139,366)       $(2,576,495)        $(972,137)
                                                         ----------------- ------------------ ------------------ -----------------

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of
    Operations (Unaudited) (Continued)

                                                           Three Months      Three Months        Nine Months       Nine Months
                                                               Ended             Ended              Ended              Ended
                                                          September 30,      September 30,      September 30,     September 30,
                                                               2001              2000               2001               2000
                                                         ----------------- ------------------ ------------------ -----------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
       Investment transactions from Belvedere
         Capital (identified cost basis)                    $(22,669,199)      $(18,424,329)      $(23,927,100)       $29,873,588
       Termination of interest rate swap contracts                     -          2,241,000                  -          2,241,000
       Investment transactions in Partnership
         Preference Units (identified cost basis)             (1,784,999)       (15,231,759)        (2,927,609)       (18,177,972)
                                                        ------------------ -----------------  ----------------- ------------------
Net realized gain (loss)                                    $(24,454,198)      $(31,415,088)      $(26,854,709)       $13,936,616
                                                        ------------------ -----------------  ----------------- ------------------
Change in unrealized appreciation
         (depreciation) -
    Investment in Belvedere Capital
         (identified cost basis)                           $(252,359,949)       $42,372,981      $(396,904,169)      $102,843,747
    Investments in Partnership Preference
         Units (identified cost basis)                        (8,565,113)        62,495,119         36,218,730         61,127,867
    Interest rate swap contracts                             (20,961,445)       (12,077,601)       (30,667,713)       (11,552,964)
    Investment in real property                               (1,032,376)                 -         (3,219,608)                 -
                                                         ----------------- ------------------ ------------------ -----------------
Net change in unrealized
    appreciation(depreciation)                             $(282,918,883)       $92,790,499      $(394,572,760)      $152,418,650
                                                         ----------------- ------------------ ------------------ -----------------

Net realized and unrealized gain (loss)                    $(307,373,081)       $61,375,411      $(421,427,469)     $ 166,355,266
                                                         ----------------- ------------------ ------------------ -----------------
Net increase (decrease) in net assets from
     operations                                            $(305,382,429)       $54,236,045      $(424,003,964)      $165,383,129
                                                         ================= ================== ================== =================

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets
(Unaudited)

                                                                               Nine Months       Nine Months
                                                                                 Ended             Ended
                                                                              September 30,     September 30,
                                                                                 2001                2000
                                                                          -------------------  ------------------
 Increase (Decrease) in Net Assets:
     Net investment loss                                                     $   (2,576,495)      $     (972,137)
     Net realized gain (loss) on investment transactions                        (26,854,709)          13,936,616
     Net change in unrealized appreciation (depreciation) of
           investments                                                         (394,572,760)         152,418,650
                                                                          -------------------  ------------------
             Net increase (decrease) in net assets from
             operations                                                      $ (424,003,964)      $  165,383,129
                                                                          -------------------  ------------------
 Transactions in Fund Shares -
    Net asset value of Fund Shares redeemed                                  $  (61,030,200)      $ (107,183,581)
                                                                          -------------------  ------------------
             Net decrease in net assets from Fund Share transactions         $  (61,030,200)      $ (107,183,581)
                                                                          -------------------  ------------------

 Distributions to Shareholders
    Special Distributions                                                    $            -       $   (7,112,726)
    Minority shareholders of controlled subsidiaries                               (851,445)                   -
                                                                          -------------------  ------------------
             Total distributions to Shareholders                             $     (851,445)      $   (7,112,726)
                                                                          -------------------  ------------------

 Net increase (decrease) in net assets                                       $ (485,885,609)      $   51,086,822

 Net assets:
     Beginning of period                                                     $2,010,997,840       $2,094,369,753
                                                                          -------------------  ------------------
     End of period                                                           $1,525,112,231       $2,145,456,575
                                                                          ===================  ==================

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                       Nine Months        Nine Months
                                                                                          Ended              Ended
                                                                                       September 30,     September 30,
                                                                                          2001               2000
                                                                                   ------------------- ------------------
Cash Flows From (For) Operating Activities -
Net investment loss                                                                     $ (2,576,495)       $  (972,137)
Adjustments to reconcile net investment loss to net
     cash flows used for operating activities -
       Amortization of deferred expenses                                                      81,492             91,179
       Amortization of debt issuance costs                                                   145,760             45,225
       Net investment income allocated from Belvedere Capital                             (6,890,004)        (8,265,605)
       Decrease in dividends receivable                                                    8,021,686            599,045
       Increase (decrease) in interest payable for open swap contracts                     3,342,344           (436,964)
       (Increase) decrease in escrow deposits                                             (1,733,312)            87,691
       Decrease in other assets and prepaid expenses                                          11,470            365,570
       Increase in accrued property taxes                                                  1,626,572          1,203,892
       Increase in deferred expenses                                                               -         (1,902,659)
       Decrease in accrued interest, other accrued
            expenses and other liabilities                                                (5,380,826)          (726,900)
       Decrease in minority interest                                                         (52,500)                 -
       Payments for investments in other real property                                   (41,261,497)       (66,714,705)
       Cash assumed in connection with acquisition of real estate
            investments                                                                    1,745,868                  -
       Purchases of Partnership Preference Units                                          (9,386,616)      (101,895,368)
       Sales of Partnership Preference Units                                              33,101,616        128,326,254
       Proceeds from terminated interest rate swap contracts                                       -          2,241,000
       Improvements to property                                                           (1,685,371)        (1,030,729)
       Net (increase) decrease in investment in Belvedere Capital                        (36,690,122)        47,047,636
       (Increase) decrease in short-term investments                                       2,927,581         (7,135,351)
       Minority interest in net income of controlled subsidiaries                            752,948             42,579
                                                                                   ------------------- ------------------
Net cash flows used for operating activities                                            $(53,899,406)      $ (9,030,347)
Cash Flows From (For) Financing Activities -
       Proceeds from Credit Facility                                                     $20,000,000       $ 55,000,000
       Return of capital to minority shareholder                                            (268,065)                 -
       Payments for Fund Shares redeemed                                                  (5,672,651)       (30,566,325)
       Distributions paid                                                                   (851,445)        (4,012,690)
                                                                                   ------------------- ------------------
Net cash flows from financing activities                                                 $13,207,839       $ 20,420,985

Net increase (decrease) in cash                                                         $(40,691,567)      $ 11,390,638

Cash at beginning of period                                                              $46,875,064       $  3,802,594
                                                                                   ------------------- ------------------
Cash at end of period                                                                    $ 6,183,497       $ 15,193,232
                                                                                   =================== ==================

SUPPLEMENTAL DISCLOSURE AND NON-CASH INVESTING AND FINANCING ACTIVITIES-

       Change in unrealized appreciation(depreciation) of investments and
           open swap contracts                                                              $ (394,572,760)         $152,418,650
       Interest paid for Credit Facility                                                    $   29,176,035          $ 38,221,787
       Interest paid for swap contracts                                                     $    4,232,851          $    205,020
       Interest paid for mortgages                                                          $    9,185,516          $  1,589,748
       Market value of securities distributed in payment of redemptions                     $   55,357,549          $ 76,287,136
       Market value of real property and other assets, net of current
           liabilities, contributed                                                         $  170,124,083          $359,843,727
       Mortgage assumed in connection with the acquisition of real property                 $  115,850,000          $259,790,536

BELAIR CAPITAL FUND LLC as of September 30, 2001
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

During the nine months ended September 30, 2001, Belair Real Estate  Corporation
(BREC) purchased a majority interest in Katahdin Property Trust, LLC (Katahdin). Katahdin owns six multi-family residential properties located in five states (Florida, North Carolina, New Mexico, Texas and Washington). BREC owns Class A units of Katahdin, representing approximately 75% of equity interests in Katahdin, and a minority shareholder owns Class B units, representing approximately 25% of equity interests in Katahdin. The equity interest of the Katahdin minority shareholder is recorded as a minority interest on the Consolidated Statement of Assets and Liabilities. The primary distinction between the two classes of shares is the distribution priority and the voting rights. BREC has priority in distributions and has greater voting rights than the holder of Class B units.

The accompanying condensed consolidated financial statements of Belair Capital include the accounts of BREC, Bel Residential Properties Trust (Bel Residential) and Katahdin (collectively, the Fund). All material intercompany accounts and transactions have been eliminated.

2 Interim Financial Statements

The condensed consolidated interim financial statements of Belair Capital and subsidiaries as of September 30, 2001 and September 30, 2000 and for the nine months ended September 30, 2001 and September 30, 2000 have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Fund's latest annual report on Form 10-K. Results for the interim period are not necessarily indicative of those to be expected for the full fiscal year.

Reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

3 Investment Transactions

Increases and decreases of the Fund's investment in Belvedere Capital for the nine months ended September 30, 2001 aggregated $101,770,233, and $120,327,739, respectively, and for the nine months ended September 30, 2000 aggregated $126,179,202 and $248,063,107, respectively. Purchases and sales of Partnership Preference Units aggregated $9,386,616 and $33,101,616, respectively, for the nine months ended September 30, 2001 and $101,895,368 and $128,326,254, respectively, for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, acquisitions of other real property aggregated $41,261,497. For the nine months ended September 30, 2000, acquisitions of other real property aggregated $66,714,705.

Purchases and sales of Partnership Preference Units during the nine months ended September 30, 2001 and September 30, 2000 include amounts purchased from and sold to other funds sponsored by Eaton Vance Management (EVM).

4 Indirect Investment in Portfolio

Belvedere Capital's interest in the Portfolio at September 30, 2001 was $8,914,385,448, representing 55.5% of the Portfolio's net assets and at September 30, 2000 was $9,826,270,245 representing 53.8% of the Portfolio's net assets. The Fund's investment in Belvedere Capital at September 30, 2001 was $1,700,296,368 representing 19.1% of Belvedere Capital's net assets and at September 30, 2000 was $2,247,172,734, representing 22.9% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the nine months ended September 30, 2001 totaled $77,460,677, of which $15,690,296 was allocated to the Fund. Investment income allocated to Belvedere Capital from the Portfolio for the nine months ended September 30, 2000 totaled $70,963,408, of which $18,297,027 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the nine months ended September 30, 2001 totaled $32,264,414, of which $6,538,815 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the nine months ended September 30, 2000 totaled $28,888,244, of which $7,467,956 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $2,261,477 for the nine months ended September 30, 2001, representing $54,852 of operating expenses and $2,206,625 of service fees. Belvedere Capital allocated additional expenses to the Fund of $2,563,466 for the nine months ended September 30, 2000, representing $71,506 of operating expenses and $2,491,960 of service fees (Note 8).

A summary of the Portfolio's Statement of Assets and Liabilities, at September 30, 2001, December 31, 2000 and September 30, 2000 and its operations for the nine months ended September 30, 2001, the year ended December 31, 2000 and the nine months ended September 30, 2000 follows:

                                              September 30,          December 31,           September 30,
                                                  2001                   2000                    2000
                                           -------------------- ------------------------ ---------------------
       Investments, at value                   $15,879,363,685          $18,318,105,043       $18,195,602,562
       Other assets                                247,862,763              251,324,504           279,625,633
       ----------------------------------- -------------------- ------------------------ ---------------------
       Total Assets                            $16,127,226,448          $18,569,429,547       $18,475,228,195
       Total Liabilities                            63,436,483              184,360,662           215,812,049
       ----------------------------------- -------------------- ------------------------ ---------------------
       Net Assets                              $16,063,789,965          $18,385,068,885       $18,259,416,146
       =================================== ==================== ======================== =====================
       Dividends and interest                     $141,895,798             $189,740,537          $135,806,873
       ----------------------------------- -------------------- ------------------------ ---------------------
       Investment adviser fee                      $57,512,662              $73,317,616           $53,698,628
       Other expenses                                1,602,705                2,500,093             1,603,375
       ----------------------------------- -------------------- ------------------------ ---------------------
       Total Expenses                              $59,115,367              $75,817,709           $55,302,003
       ----------------------------------- -------------------- ------------------------ ---------------------
       Net investment income                       $82,780,431             $113,922,828           $80,504,870
       Net realized gains (losses)                (226,406,730)             196,962,539           203,183,788
       Net change in unrealized
           gains (losses)                       (3,614,091,583)             141,360,943           787,635,595
       ----------------------------------- -------------------- ------------------------ ---------------------
       Net increase (decrease) in net
       assets from operations                  $(3,757,717,882)            $452,246,310        $1,071,324,253
       ----------------------------------- -------------------- ------------------------ ---------------------


5 Rental Property

The average occupancy rate for real property held by Bel Residential, consisting of 2,681 residential units, was approximately 95% at September 30, 2001 and December 31, 2000. The fair value of real property owned by the Fund through Bel Residential at September 30, 2001 and December 31, 2000 is as follows:


                                                                 September 30,          December 31,
                                                                      2001                  2000
                                                                      -----                 -----
Land                                                             $ 23,565,000           $ 23,565,000
Buildings, improvements and other assets                          135,750,713            134,247,925
                                                             ---------------------- ----------------------
Fair value                                                       $159,315,713           $157,812,925
                                                              ---------------------- ----------------------

The average occupancy rate for real property held by Katahdin, consisting of 2,476 residential units, was approximately 95% at September 30, 2001. The fair value of real property owned by the Fund through Katahdin at September 30, 2001 is as follows:


                                                                 September 30,
                                                                     2001
                                                                     -----
Land                                                            $ 26,378,087
Buildings, improvements and other assets                         141,516,374
                                                           ---------------------
Fair value                                                      $167,894,461
                                                           ---------------------

6 Cancelable Interest Rate Swap Agreements

The Fund has entered into cancelable interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements, the Fund has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of September 30, 2001 and December 31, 2000, the Fund has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc.

                                                                                                   Unrealized      Unrealized
                    Notional                                         Initial                      Depreciation    Appreciation/
                     Amount                                         Optional                      At September   (Depreciation)
   Effective         (000's         Fixed          Floating        Termination       Maturity       30, 2001     At December 31,
      Date          omitted)         Rate            Rate             Date             Date       (Unaudited)         2000
----------------------------------------------------------------------------------------------------------------------------------
      2/98               120,000       6.715%     Libor+.45%          2/03             2/05        $ (4,765,116)        $ 158,467
      4/98                50,000        6.84%     Libor+.45%          2/03             2/05          (2,090,519)         (105,708)
      4/98               150,000       6.835%     Libor+.45%          4/03             4/05          (6,893,437)         (413,833)
      6/98                20,000        6.67%     Libor+.45%          6/03             2/05            (917,931)            1,994
      6/98                75,000        6.68%     Libor+.45%          6/03             2/05          (3,459,583)          (14,230)
      6/98                80,000       6.595%     Libor+.45%          6/03             2/05          (3,550,134)          181,644
     11/98                14,709        6.13%     Libor+.45%          11/03            2/05            (577,342)          210,991
      2/99                34,951        6.34%     Libor+.45%          2/04             2/05          (1,647,671)          221,768
      4/99                 5,191        6.49%     Libor+.45%          2/04             2/05            (264,615)            6,770
      7/99                24,902       7.077%     Libor+.45%          7/04             2/05          (1,808,147)         (524,587)
      9/99                10,471        7.37%     Libor+.45%          9/04             2/05            (875,838)         (341,770)
      3/00                19,149        7.89%     Libor+.45%          2/04             2/05          (1,639,422)         (809,750)
      3/00                70,000        7.71%     Libor+.45%            -              2/05          (7,012,611)       (3,406,409)
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                             $ (35,502,366)      $(4,834,653)
----------------------------------------------------------------------------------------------------------------------------------

7 Debt

A Mortgages - Rental property held by the Fund is financed through various mortgages issued to the real estate subsidiaries. Mortgages payable are reported on the Condensed Consolidated Statement of Assets and Liabilities net of unamortized debt issuance costs. A description of the mortgages issued to each of the real estate subsidiaries, excluding debt issuance costs, is as follows:

Real property held by Bel Residential is financed through a loan secured by cross-collateralized first mortgage liens on such real property. The balance at September 30, 2001 and December 31, 2000, excluding unamortized debt issuance costs, is as follows:

                                        Monthly      Balance at     Balance at
                            Annual      Interest    September 30,  December 31,
Maturity Date           Interest Rate   Payment*        2001            2000
-------------           -------------   --------        ----            ----
May 1, 2010                 8.33%       $781,844    $112,630,517   $112,630,517

*Mortgage provides for monthly payments of interest only through May 1, 2010, with the entire principal balance due on May 1, 2010.

Real  property  held by Katahdin is financed  through a mortgage loan secured by
the  six  real  properties.   The  balance  at  September  30,  2001,  excluding
unamortized debt issuance costs, is as follows:

                                       Monthly
                       Annual          Interest             Balance at
Maturity Date       Interest Rate      Payment*         September 30, 2001
-------------       -------------      --------         ------------------
June 1, 2011          6.765%           $653,104            $115,850,000

*Mortgage provides for monthly payments of interest only through June 1, 2011, with the entire principal balance due on June 1, 2011.

B Credit Facility -- Belair Capital has obtained a $790,000,000 credit facility (the Credit Facility) with a term of seven years (expiring in 2005) from Merrill Lynch International Bank Limited. Belair Capital's obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of Bel Residential and Katahdin. Interest on borrowed funds is based on the prevailing LIBOR rate for the respective interest period plus a spread of 0.45% per annum. Belair Capital may borrow for interest periods of one month to five years. In addition, Belair Capital pays a commitment fee at a rate of 0.10% per annum on the unused amount of the loan commitment. Borrowings under the Credit Facility have been used to purchase qualifying assets, pay selling commissions and organizational expenses, and to provide for the short-term liquidity needs of the Fund. Additional borrowings under the Credit Facility may be made in the future for these purposes. At September 30, 2001 and December 31, 2000, amounts outstanding under the Credit Facility totaled $663,000,000 and $643,000,000, respectively.

8 Management Fee and Other Transactions with Affiliates

The Fund and the Portfolio have engaged Boston Management and Research (BMR), a wholly-owned subsidiary of EVM, as investment adviser. Under the terms of the advisory agreement with the Portfolio, BMR receives a monthly fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the nine months ended September 30, 2001 and September 30, 2000 the advisory fee applicable to the Portfolio was 0.43% (annualized) of average daily net assets. Belvedere Capital's allocated portion of the advisory fee was $31,645,569 of which $6,413,673 was allocated to the Fund for the nine months ended September 30, 2001, and $28,049,372 of which $7,270,843 was allocated to the Fund, for the nine months ended September 30, 2000.

In addition, Belair Capital pays BMR a monthly advisory and administrative fee of 1/20 of 1% (0.60% annually) of the average daily gross investment assets of Belair Capital, reduced by that portion of the monthly advisory fee for such month payable by the Portfolio which is attributable to the value of the Fund's investment in Belvedere Capital. The term gross investment assets is defined to include the value of all assets of Belair Capital other than Belair Capital's investment in BREC, minus the sum of Belair Capital's liabilities other than the principal amount of money borrowed.

BREC pays BMR a monthly management fee at a rate of 1/20th of 1% (equivalent to 0.60% annually) of the average daily gross investment assets of BREC. The term gross investment assets is defined to include all assets of BREC minus the sum of BREC's liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of BREC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BREC. For the nine months ended September 30, 2001 and September 30, 2000, the advisory fee paid or accrued to BMR by the Fund, less the Fund's allocated share of the Portfolio's advisory fee, totaled $5,283,226 and $5,478,299, respectively.

EVM serves as manager of Belair Capital and receives no separate compensation for services provided in such capacity.

Pursuant to a servicing agreement between Belvedere Capital and Eaton Vance Distributors, Inc. (EVD), Belvedere Capital pays a servicing fee to EVD for providing certain services and information to Shareholders. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Capital's average daily net assets and totaled $10,894,221, and $9,645,180 for the nine months ended September 30, 2001 and September 30, 2000, respectively, of which $2,206,625 and $2,491,960, respectively, was allocated to Belair Capital. Pursuant to a servicing agreement between Belair Capital and EVD, Belair Capital pays a servicing fee to EVD on a quarterly basis at an annual rate of 0.20% of Belair Capital's average daily net assets, less Belair Capital's allocated share of the servicing fee payable by Belvedere Capital. For the nine months ended September 30, 2001 and September 30, 2000, the servicing fee paid directly by Belair Capital totaled $537,892 and $640,187, respectively. All servicing fees allocated to and incurred by the Fund, for the nine months ended September 30, 2001 and September 30, 2000, were paid to subagents.

An affiliate of the Bel Residential minority shareholder provides day-to-day management of Bel Residential pursuant to a management agreement. The management agreement provides for a management fee and allows for reimbursement of payroll expenses incurred by the manager for managing the properties owned by Bel Residential. For the nine months ended September 30, 2001 and for the period from inception, June 30, 2000 to September 30, 2000, Bel Residential paid or accrued management fees amounting to $719,867 and $227,050, respectively.

An affiliate of the Katahdin minority shareholder provides day-to-day management of Katahdin pursuant to a management agreement. The management agreement provides for a management fee and allows for reimbursement of payroll expenses incurred by the manager for managing the properties owned by Katahdin. For the period from inception, May 23, 2001 to September 30, 2001, Katahdin paid or accrued management fees amounting to $335,151.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Increases and decreases in Belair Capital Fund LLC's (the Fund) net asset value per share are derived from net investment income or loss, and realized and unrealized gains and losses on the Fund's interest through Belvedere Capital Fund Company LLC (Belvedere Capital) in Tax-Managed Growth Portfolio (the Portfolio), real estate investments held through its subsidiary, Belair Real Estate Corporation (BREC) and any direct investments of the Fund. Expenses of the Fund include its pro-rata share of the expenses of Belvedere Capital, and indirectly the Portfolio, as well as the actual and accrued expenses of the Fund and BREC, including its subsidiaries Bel Residential Properties Trust (Bel

Residential) and Katahdin Property Trust, LLC (Katahdin). The Fund's most significant expense is interest incurred on borrowings incurred in connection with its real estate investments. The Fund's realized and unrealized gains and losses on investments are based on its allocated share of the realized and unrealized gains and losses of Belvedere Capital, and indirectly, the Portfolio, as well as realized and unrealized gains and losses on investments in real estate through BREC. The realized and unrealized gains and losses on investments have the most significant impact on the Fund's net asset value per share and result from sales of such investments and changes in their underlying value. The investments of the Portfolio consist primarily of common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Because security holdings of the Portfolio are broadly diversified, the performance of the Portfolio cannot be attributed to one particular stock or one particular industry or market sector. The performance of the Portfolio and the Fund are substantially influenced by the overall performance of the United States stock market, as well as by the relative performance versus the overall market of specific stocks and classes of stocks in which the Portfolio maintains large positions. Through the impact of interest rates on the valuation of the Fund's real estate investments through BREC and its positions in interest rate swap agreements, the performance of the Fund is also affected by movements in interest rates, and particularly, changes in credit spread relationships. On a combined basis, the Fund's real estate investments and interest rate swaps generally decline in value when credit spreads widen (as fixed income markets grow more risk-averse) and generally increase in value when credit spreads tighten.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2001

The Fund had total return performance of -16.6% for the quarter ended September 30, 2001. This return reflects a decrease in the Fund's net asset value per share from $125.23 to $104.41. For comparison, the Standard & Poors 500 Index (S&P 500), an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of -14.7% over the same period.

During the third quarter of 2001, the U.S. equity market fell sharply, initially to reflect deteriorating domestic economic conditions and then in response to the events of September 11th. The coordinated actions of the Federal Reserve, the Bush Administration and Congress since September 11th have attempted to maintain orderly and liquid markets and to stimulate the economy. Through the end of September, the S&P 500 rallied by nearly 8% from the lows reached on September 21st.

The relative performance of different market sectors during the third quarter was influenced primarily by investors' initial assessment of the September 11th events. Market leading industries and sectors in the third quarter included aerospace and defense stocks, gold mining stocks and defensive plays such as consumer products, pharmaceuticals, packaged foods and utilities. The quarter's weakest performers included airlines and other travel-related industries, entertainment, consumer durables and specialty retailers. Technology stocks resumed their decline from the highs reached in the first half of 2000. Financial stocks were mixed, with the benefits of declining short-term interest rates largely offset by rising credit concerns.

In this most difficult of environments, the performance of the Portfolio was slightly better than that of the overall market. The Fund underperformed both the Portfolio and the S&P 500 in the quarter. The underperformance was primarily in the month of September and can be attributed to three factors: 1) rising credit spreads impacting the value of the Fund's real estate investments, 2) declining intermediate-term interest rates impacting the Fund's interest rate swap positions and 3) the Fund's slightly leveraged exposure to the Portfolio. Although the U.S. real estate market remains in generally good balance, fallout from the September 11th events will likely have a negative effect.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

The Fund had total return performance of -21.6% for the nine months ended September 30, 2001. This return reflects a decrease in the Fund's net asset value per share from $133.13 to $104.41. For comparison, the S&P 500, an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of -20.4% over the same period.

During the first nine months of 2001, the U.S. equity market continued the weak performance pattern in place since early 2000. After a strong start in January, the market fell through the balance of the first quarter, rallied into May, and then began a long slide that climaxed in the wake of the September 11th attacks. The best performing industries and sectors in the nine-month period included gold mining, utilities, healthcare services, foods, and tobacco. The weakest performing industries and sectors included airlines, oil and gas drillers, media, and most technology groups. The market suffered from a deteriorating economic outlook, a collapse in corporate profits and, finally, the significant economic and market dislocation and heightened risk sensitivity in the wake of the September 11th events.

In this period of market weakness, the performance of the Portfolio was modestly above that of the overall market. The Fund underperformed both the Portfolio and the S&P 500, with all of the underperformance in the third quarter. The underperformance can be attributed to three factors: 1) rising credit spreads impacting the value of the Fund's real estate investments, 2) declining intermediate-term interest rates impacting the Fund's interest rate swap positions and 3) the Fund's slightly leveraged exposure to the Portfolio. The U.S. real estate market remains in generally good balance. Fallout from the September 11th events will likely have a negative effect, the full dimensions of which are not yet evident.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Fund had outstanding borrowings of $663.0 million under the credit facility (the Credit Facility) established with Merrill Lynch International Bank Limited, the term of which extends until February 6, 2005. The Fund has available under the Credit Facility $127.0 million to meet short-term liquidity needs and for other purposes.

The Fund may redeem shares of Belvedere Capital at any time. Both Belvedere Capital and the Portfolio follow the practice of normally meeting redemptions by distributing securities drawn from the Portfolio. Belvedere Capital and the Portfolio may also meet redemptions by distributing cash. As of September 30, 2001, the Portfolio had cash and short-term investments totaling $258.5 million. The Portfolio participates in a $150 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had no outstanding borrowings under the $150 million line of credit at September 30, 2001, and, as of that date, the net assets of the Portfolio totaled $16,063.8 million. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of September, 2001, restricted securities, which are considered illiquid, constituted 1.9% of the net assets of the Portfolio.

The Partnership Preference Units held by BREC are not registered under the Securities Act of 1933 (the Securities Act) and are subject to substantial restrictions on transfer. As such, they are considered illiquid. BREC's investments in real estate joint ventures are extremely illiquid. Bel Residential and Katahdin have been structured as investments of up to ten years, at which time a buy/sell mechanism may offer a measure of liquidity to both BREC and its minority shareholders.

Redemptions of Fund shares are met primarily by distributing securities drawn from the Portfolio, although cash may also be distributed. Shareholders generally do not have the right to receive the proceeds of Fund redemptions in cash.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(a) Quantitative Information About Market Risk

Interest Rate Risk
-------------------
The Fund's primary exposure to interest rate risk arises from investments in real estate that are financed with floating rate bank borrowings. The interest rate on borrowings under the Fund's Credit Facility is reset at regular intervals based on a fixed and predetermined premium to LIBOR for short-term extensions of credit. The Fund utilizes cancelable interest rate swap agreements to fix the cost of its borrowings over the term of the Credit Facility and to mitigate the impact of interest rate changes on the Fund's net asset value.
Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with three-month LIBOR. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that may be considered speculative and which can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Notes 6 and 7 to the condensed consolidated financial statements.

                                                       Interest Rate Sensitivity
                                          Principal (Notional) Amount by Contractual Maturity
                                               For the Twelve Months Ended September 30,

                         2002     2003     2004         2005        2006    Thereafter         Total         Fair Value
                        -------- -------- -------- --------------- ------- -------------- ---------------- ----------------
Rate sensitive
liabilities:
-----------------------
Long term debt-
   variable rate                                    $663,000,000                           $663,000,000     $663,000,000
Credit Facility
Average
 interest rate                                         3.04%                                   3.04%

Rate sensitive
 derivative financial
 instruments:
-----------------------
Pay fixed/
 Receive    variable
 interest rate swap
 contracts                                         $674,373,000                            $674,373,000     $(35,502,366)
Average
  pay rate                                             6.86%                                   6.86%
Average
  receive rate                                         3.04%                                   3.04%

(b) Qualitative Information About Market Risk

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

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. THE FOLLOWING IS A LIST OF ALL EXHIBITS FILED AS PART OF THIS FORM 10Q:

     (a)       Exhibits

     10(1)(a)  Copy of Amendment  dated January 2, 2001 to  Investment  Advisory
               and   Administrative   Agreement  between  the  Fund  and  Boston
               Management and Research filed herewith.

     21        List of subsidiaries

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer of its Manager, Eaton Vance Management thereunto duly authorized on November 14, 2001.

                                BELAIR CAPITAL FUND LLC
                                (Registrant)

                                By: EATON VANCE MANAGEMENT,
                                    its Manager


                                By:     /s/ James L. O'Connor
                                        ---------------------------------
                                        James L. O'Connor
                                        Vice President


                                By:     /s/ William M. Steul
                                        ----------------------------------
                                        William M. Steul
                                        Chief Financial Officer

                                  EXHIBIT INDEX

10(2)(a)       Copy of Amendment  dated January 2, 2001 to  Investment  Advisory
               and   Administrative   Agreement  between  the  Fund  and  Boston
               Management and Research filed herewith.

21             List of subsidiaries