Form 10-Q
period 2002-03-31
BELAIR CAPITAL FUND LLC
filed 2002-05-15
CIK 1050816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         For the quarterly period ended March 31, 2002
Commission File No. 0002-25767


                             Belair Capital Fund LLC
                             -----------------------
             (Exact name of registrant as specified in its charter)


       Massachusetts                                   04-3404037
       -------------                      ------------------------------------
  (State of organization)                 (I.R.S. Employer Identification No.)


          The Eaton Vance Building
   255 State Street, Boston, Massachusetts               02109
   ---------------------------------------               -----
   (Address of principal executive offices)            (Zip Code)


Registrant's telephone number:      617-482-8260
                                ---------------------


                                      None
                                      ----
              Former Name, Former Address and Former Fiscal Year,
                          if changed since last report.




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]   NO [ ]

                             Belair Capital Fund LLC
                                Index to Form 10Q

PART I -   FINANCIAL INFORMATION                                            Page

Item 1.    Consolidated Financial Statements                                  3

           Consolidated Statements of Assets and Liabilities as of
           March 31, 2002 (unaudited) and December 31, 2001                   3

           Consolidated Statements of Operations (unaudited) for the
           Three Months Ended March 31, 2002 and 2001                         4

           Consolidated Statements of Changes in Net Assets (unaudited)
           for the Three Months Ended March 31, 2002 and 2001                 6

           Consolidated Statements of Cash Flows (unaudited) for the
           Three Months Ended March 31, 2002 and 2001                         7

           Financial Highlights (unaudited) for the Three Months
           Ended March 31, 2002                                               9

           Notes to Consolidated Financial Statements as of March 31,
           2002 (unaudited)                                                  10


Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        14

PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings                                                 15

Item 2.    Changes in Securities and Use of Proceeds                         15

Item 3.    Defaults Upon Senior Securities                                   15

Item 4.    Submission of Matters to a Vote of Security Holders               15

Item 5.    Other Information                                                 15

Item 6.    Exhibits and Reports                                              15


SIGNATURES                                                                   16

PART I.     FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements
--------------------------------------------------------------------------------

BELAIR CAPITAL FUND LLC
Consolidated Statements of Assets and Liabilities

                                                   March 31,
                                                      2002         December 31,
                                                  (Unaudited)          2001
                                                 --------------   --------------

Assets:
  Investment in Belvedere Capital Fund
   Company LLC                                   $1,821,919,684   $1,820,021,041
  Investment in Partnership Preference Units        355,117,552      376,475,922
  Investment in other real estate                   328,297,389      327,945,162
  Short-term investments                                      -        4,559,775
                                                 --------------   --------------
Total Investments                                $2,505,334,625   $2,529,001,900
  Cash                                                6,061,732        6,540,394
  Escrow deposits - restricted                        4,642,726        4,637,336
  Dividends receivable                                7,267,155        2,547,069
  Deferred expenses                                      91,795          118,859
  Other assets                                          171,424          221,564
                                                 --------------   --------------
Total assets                                     $2,523,569,457   $2,543,067,122
                                                 --------------   --------------

Liabilities:
  Loan payable                                   $  543,769,000   $  558,769,000
  Mortgage payable, net of unamortized debt
   issuance costs ($2,010,567 and $2,069,458,
   respectively)                                    226,469,950      226,411,059
  Open interest rate swap contracts, at value        22,348,493       29,867,703
  Swap interest payable                               4,714,505        4,394,148
  Security deposits                                     868,011          878,199
  Accrued expenses:
   Interest expense                                   3,296,911        3,717,765
   Property taxes                                     1,406,777        2,053,094
   Other expenses and liabilities                     2,094,867        1,988,505
   Minority interests in controlled subsidiaries     27,604,035       27,349,823
                                                 --------------   --------------
Total liabilities                                $  832,572,549   $  855,429,296
                                                 --------------   --------------
Net assets                                       $1,690,996,908   $1,687,637,826
                                                 --------------   --------------

Shareholders' Capital                            --------------   --------------
  Shareholders' capital                          $1,690,996,908   $1,687,637,826
                                                 --------------   --------------
Shares Outstanding                                   14,271,530       14,376,567
                                                 --------------   --------------
Net Asset Value and Redemption Price Per Share          $118.49          $117.39
                                                 --------------   --------------

                 See notes to consolidated financial statements

BELAIR CAPITAL FUND LLC
Consolidated Statements of Operations (Unaudited)
                                                  Three Months     Three Months
                                                     Ended            Ended
                                                   March 31,        March 31,
                                                      2002             2001
                                                 --------------   --------------
Investment Income:
  Dividends allocated from Belvedere Capital
   (net of foreign taxes of $25,004 and $30,320,
   respectively)                                 $   4,644,360    $   4,734,583
  Interest allocated from Belvedere Capital            155,139          851,914
  Expenses allocated from Belvedere Capital         (2,686,212)      (3,067,499)
                                                 --------------   --------------
  Net investment income allocated from
   Belvedere Capital                             $   2,113,287    $   2,518,998
  Dividends from Partnership Preference Units        8,737,175       11,133,216
  Rental income                                     11,507,916        5,979,865
  Interest                                              34,146          172,994
                                                 --------------   --------------
Total investment income                          $  22,392,524    $  19,805,073
                                                 --------------   --------------

Expenses:
  Investment advisory and administrative fees    $   1,633,322    $   1,738,712
  Property management fees                             463,247          238,841
  Servicing fees                                       168,093          200,118
  Interest expense on Credit Facility                3,390,594       10,369,359
  Interest expense on mortgages                      4,363,735        2,386,111
  Interest expense on swap contracts                 7,360,327          735,861
  Property and maintenance expenses                  2,611,475        1,463,057
  Property taxes and insurance                       1,448,970          585,744
  Amortization of deferred expenses                     27,064           35,649
  Miscellaneous                                        272,146          360,103
                                                 -------------    --------------
Total expenses                                   $  21,738,973    $  18,113,555
                                                 -------------    --------------

Net investment income before minority interests
  in net income of controlled subsidiaries       $     653,551    $   1,691,518
Minority interests in net income of controlled
  subsidiaries                                        (660,952)        (334,714)
                                                 --------------   --------------
Net investment income (loss)                     $      (7,401)   $   1,356,804
                                                 --------------   --------------


                 See notes to consolidated financial statements

BELAIR CAPITAL FUND LLC
Consolidated Statements of Operations (Unaudited) (Continued)

                                                  Three Months     Three Months
                                                     Ended            Ended
                                                   March 31,        March 31,
                                                      2002             2001
                                                 --------------   --------------

Realized and Unrealized Gain (Loss)
 Net realized gain (loss) -
   Investment transactions from Belvedere
    Capital (identified cost basis)              $ (11,269,064)   $   6,043,693
   Investment transactions in Partnership
    Preference Units (identified cost basis)        (2,040,040)      (1,142,610)
                                                 --------------   --------------
 Net realized gain (loss)                        $ (13,309,104)   $   4,901,083
                                                 --------------   --------------
 Change in unrealized appreciation
   (depreciation) -
   Investment in Belvedere Capital (identified
    cost basis)                                  $  22,404,942    $(255,144,565)
   Investments in Partnership Preference Units
    (identified cost basis)                           (609,987)      32,547,138
   Investment in other real estate investments
    (net of minority interests in unrealized gain
    (loss) of controlled subsidiaries)                (468,914)               -
   Interest rate swap contracts                      7,519,210      (14,168,209)
                                                 --------------   --------------
Net change in unrealized appreciation
 (depreciation)                                  $  28,845,251    $(236,765,636)
                                                 --------------   --------------
Net realized and unrealized gain (loss)          $  15,536,147    $(231,864,553)
                                                 --------------   --------------
Net increase (decrease) in net assets from
 operations                                      $  15,528,746    $(230,507,749)
                                                 ==============   ==============


                 See notes to consolidated financial statements

BELAIR CAPITAL FUND LLC
Consolidated Statements of Changes in Net Assets   (Unaudited)

                                                Three Months      Three Months
                                                   Ended             Ended
                                                 March 31,         March 31,
                                                   2002              2001
                                               ---------------   ---------------
Increase (Decrease) in Net Assets:
  Net investment income (loss)                 $       (7,401)   $    1,356,804
  Net realized gain (loss) on investment
   transactions                                   (13,309,104)        4,901,083
  Net change in unrealized appreciation
   (depreciation) of investments                   28,845,251      (236,765,636)
                                               ---------------   ---------------
Net increase (decrease) in net assets from
  operations                                   $   15,528,746    $ (230,507,749)
                                               ---------------   ---------------
Transactions in Fund Shares -
  Net asset value of Fund Shares redeemed      $  (12,169,664)   $  (17,411,099)
                                               ---------------   ---------------
Net decrease in net assets from Fund Share
 transactions                                  $  (12,169,664)   $  (17,411,099)
                                               ---------------   ---------------

Net increase (decrease) in net assets          $    3,359,082    $ (247,918,848)

Net assets:
  At beginning of period                       $1,687,637,826    $2,010,997,840
                                               ---------------   ---------------
  At end of period                             $1,690,996,908    $1,763,078,992
                                               ===============   ===============


                 See notes to consolidated financial statements

BELAIR CAPITAL FUND LLC
Consolidated Statements of Cash Flows (Unaudited)
                                                  Three Months     Three Months
                                                     Ended            Ended
                                                   March 31,        March 31,
                                                      2002             2001
                                                 --------------   --------------
Cash Flows From (For) Operating Activities -
Net investment income (loss)                     $      (7,401)   $   1,356,804
Adjustments to reconcile net investment income
 (loss) to net cash flows from (for) operating
 activities-
  Amortization of debt issuance costs                   58,891           40,580
  Amortization of deferred expenses                     27,064           35,649
  Net investment income allocated from Belvedere
   Capital                                          (2,113,287)      (2,518,998)
  (Increase) decrease in dividends receivable       (4,720,086)       1,710,276
  Increase in escrow deposits                           (5,390)        (305,720)
  Decrease in other assets                              50,140          226,904
  Increase in interest payable for open swap
   contracts                                           320,357        1,612,197
  Increase (decrease) in accrued property taxes       (646,317)         167,015
  Decrease in security deposits, accrued
   expenses and other liabilities                     (324,680)      (4,833,401)
  Improvements to rental property                     (352,227)        (311,783)
  Purchases of Partnership Preference Units         (5,655,543)      (9,386,616)
  Sales of Partnership Preference Units             24,363,886        9,386,616
  Net (increase) decrease in investment in
   Belvedere Capital                                   929,970      (19,414,176)
  Decrease in minority interest                        (52,500)         (52,500)
  Decrease in short-term investments                 4,559,775        5,067,352
  Minority interests in net income of controlled
   subsidiaries                                        660,952          334,714
                                                 --------------   --------------
Net cash flows from (for) operating activities   $  17,093,604    $ (16,885,087)
Cash Flows For Financing Activities -
  Repayment of Credit Facility                   $ (15,000,000)   $ (25,000,000)
  Payments for Fund Shares redeemed                 (1,749,112)      (2,054,985)
  Distributions paid to minority shareholders         (823,154)        (587,028)
                                                 --------------   --------------
Net cash flows used for financing activities     $ (17,572,266)   $ (27,642,013)

Net decrease in cash                             $    (478,662)   $ (44,527,100)

Cash at beginning of period                      $   6,540,394    $  46,875,064
                                                 --------------   --------------
Cash at end of period                            $   6,061,732    $   2,347,964
                                                 ==============   ==============


                 See notes to consolidated financial statements

BELAIR CAPITAL FUND LLC
Consolidated Statements of Cash Flows (Unaudited) (Continued)
                                                  Three Months     Three Months
                                                     Ended            Ended
                                                   March 31,        March 31,
                                                      2002             2001
                                                 --------------   --------------
Supplemental Disclosure and Non-cash Investing
and Financing Activities-
  Change in unrealized appreciation
   (depreciation) of investments and open swap
   contracts                                     $  28,845,251    $(236,765,636)
  Interest paid for loan                         $   3,813,353    $  11,892,919
  Interest paid for swap contracts               $   7,039,970    $     876,336
  Interest paid for mortgages                    $   4,304,844    $   2,345,531
  Market value of securities distributed in
   payment of redemptions                        $  10,420,552    $  15,356,114


                 See notes to consolidated financial statements

Belair Capital Fund LLC as of March 31, 2002
CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Financial Highlights (Unaudited)

For the Three Months Ended March 31, 2002
--------------------------------------------------------------------------------
Net asset value - Beginning of period                                $  117.390
--------------------------------------------------------------------------------

Income (loss) from operations
--------------------------------------------------------------------------------
Net investment loss (5)                                              $   (0.001)
Net realized and unrealized gain                                          1.101
--------------------------------------------------------------------------------
Total income from operations                                         $    1.100
--------------------------------------------------------------------------------

Net asset value - End of period                                      $  118.490
--------------------------------------------------------------------------------

Total Return (1)                                                          0.94%
--------------------------------------------------------------------------------
                                               As a Percentage  As a Percentage
                                               of Average Net   of Average Gross
Ratios                                          Assets (4)(8)   Assets (2)(4)(8)
--------------------------------------------------------------------------------
Expenses of Consolidated Real Property
 Subsidiaries
  Interest and other borrowing costs (3)            0.79%            0.55%
  Operating Expenses (3)                            0.83%            0.58%
Belair Capital Fund LLC Expenses
  Interest and other borrowing cost (6)             2.62%            1.83%
  Investment advisory and administrative
   fees, servicing fees and other Fund
   operating expenses (6)(7)                        1.15%            0.81%
                                               ---------------------------------
Total expenses                                      5.39%            3.77%

Net investment loss                                (0.002)%         (0.001)%
--------------------------------------------------------------------------------

Supplemental Data
--------------------------------------------------------------------------------
Net assets, end of period (000's omitted)               $  1,690,997
Portfolio Turnover of Tax-Managed Growth Portfolio                5%
--------------------------------------------------------------------------------

(1) Total return is calculated assuming a purchase at the net asset value on the first day and a sale at the net asset value on the last day of the period. Distributions, if any, are assumed reinvested at the net asset value on the reinvestment date.
(2) Average Gross Assets is defined as the average daily amount of all assets of Belair Capital Fund LLC (not including its investment in Belair Real Estate Corporation (BREC)) plus all assets of BREC minus the sum of each entities' liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of BREC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BREC.
(3) Ratio includes BREC's proportional share of expenses incurred by its majority-owned subsidiaries.
(4) For the purpose of calculating ratios, the income and expenses of BREC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BREC.
(5)  Calculated using average shares outstanding.
(6) Ratio includes the expenses of Belair Capital Fund LLC and BREC for which Belair Capital Fund LLC owns 100% of the outstanding common stock. The ratio does not include expenses of other real estate subsidiaries.
(7) Ratio includes Belair Capital Fund LLC's share of Belvedere Capital's allocated expenses, including those expenses allocated from the Portfolio.
(8)  Annualized.

                 See notes to consolidated financial statements

BELAIR CAPITAL FUND LLC as of March 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1    Basis of Presentation

The condensed consolidated interim financial statements of Belair Capital Fund LLC (Belair Capital) and its subsidiaries (collectively the "Fund") have been prepared by the Fund, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, cash flows and financial highlights at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Fund's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

The balance sheet at December 31, 2001, has been derived from the December 31, 2001 audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements as permitted by the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

Certain amounts in the prior period's consolidated financial statements have been reclassified to conform with the current year presentation.

2    Investment Transactions

Increases and decreases of the Fund's investment in Belvedere Capital Fund Company LLC (Belvedere Capital) for the three months ended March 31, 2002 aggregated $27,620,268 and $38,970,790, respectively, and for the three months ended March 31, 2001 aggregated $63,122,364 and $59,064,302, respectively.

Purchases and sales of Partnership Preference Units aggregated $5,655,543 and $24,363,886, respectively, for the three months ended March 31, 2002 and $9,386,616 and $9,386,616, respectively, for the three months ended March 31, 2001. For the three months ended March 31, 2002 and March 31, 2001, there were no acquisitions or sales of other real property.

Purchases and sales of Partnership Preference Units during the three months ended March 31, 2002 and March 31, 2001 include amounts purchased from and sold to other funds sponsored by Eaton Vance Management.

3    Indirect Investment in Portfolio

Belvedere Capital's interest in Tax-Managed Growth Portfolio (the Portfolio) at March 31, 2002 was $10,618,305,771 representing 56.5% of the Portfolio's net assets and at March 31, 2001 was $9,248,868,309 representing 54.7% of the Portfolio's net assets. The Fund's investment in Belvedere Capital at March 31, 2002 was $1,821,919,684 representing 17.2% of Belvedere Capital's net assets and at March 31, 2001 was $1,890,271,327, representing 20.4% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2002 totaled $27,289,011, of which $4,799,499, was allocated to the Fund. Investment income allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2001 totaled $25,944,565, of which $5,586,497 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2002 totaled $11,408,561, of which $2,005,160 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2001 totaled $10,657,687, of which $2,290,377 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $681,052 for the three months ended March 31, 2002, representing $16,857 of operating expenses and $664,195 of service fees. Belvedere Capital allocated additional expenses to the Fund of $777,122 for the three months ended March 31, 2001, representing $19,875 of operating expenses and $757,247 of service fees.

A summary of the Portfolio's Statement of Assets and Liabilities, at March 31, 2002, December 31, 2001 and March 31, 2001 and its operations for the three months ended March 31, 2002, the year ended December 31, 2001 and the three months ended March 31, 2001 follows:


                                March 31,       December 31,        March 31,
                                  2002              2001              2001
                           -----------------------------------------------------
Investments, at value        $18,699,529,315   $18,312,992,768   $16,937,423,532
Other Assets                     137,094,099        23,229,223        32,010,878
--------------------------------------------------------------------------------
Total Assets                 $18,836,623,414   $18,336,221,991   $16,969,434,410
Total Liabilities                 54,877,430           357,011        59,756,296
--------------------------------------------------------------------------------
Net Assets                   $18,781,745,984   $18,335,864,980   $16,909,678,114
================================================================================
Dividends and interest       $    48,561,319   $   192,367,081   $   48,190,173
--------------------------------------------------------------------------------
Investment adviser fee       $    19,634,596   $    76,812,367   $   19,128,089
Other expenses                       654,041         2,161,015          640,516
--------------------------------------------------------------------------------
Total expenses               $    20,288,637   $    78,973,382   $   19,768,605
--------------------------------------------------------------------------------
Net investment income        $    28,272,682   $   113,393,699   $   28,421,568
Net realized gains (losses)     (111,417,095)     (360,120,300)      52,532,750
Net change in unrealized
 gains (losses)                  229,264,275    (1,605,211,090)  (2,205,600,689)
--------------------------------------------------------------------------------
Net increase (decrease) in
 net assets from operations  $   146,119,862   $(1,851,937,691) $(2,124,646,371)
--------------------------------------------------------------------------------

4    Cancelable Interest Rate Swap Agreements

Belair Capital has entered into cancelable interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements, Belair Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of March 31, 2002 and December 31, 2001, Belair Capital has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc.


--------------------------------------------------------------------------------


                    Notional                                          Initial                       Unrealized      Unrealized
                     Amount                                          Optional                      Depreciation    Depreciation
   Effective         (000's         Fixed           Floating        Termination       Maturity     At March 31,   At December 31,
      Date          omitted)        Rate              Rate             Date             Date           2002            2001
------------------------------------------------------------------------------------------------------------------------------------

      2/98          $120,000       6.715%          Libor+0.45%         2/03             2/05       $(2,825,585)    $ (4,036,969)
      4/98            50,000       6.84%           Libor+0.45%         2/03             2/05        (1,267,642)      (1,789,764)
      4/98           150,000       6.835%          Libor+0.45%         4/03             4/05        (4,193,487)      (5,769,278)
      6/98            20,000       6.67%           Libor+0.45%         6/03             2/05          (563,218)        (780,852)
      6/98            75,000       6.68%           Libor+0.45%         6/03             2/05        (2,125,094)      (2,943,209)
      6/98            80,000       6.595%          Libor+0.45%         6/03             2/05        (2,148,126)      (3,002,682)
     11/98            14,709       6.13%           Libor+0.45%        11/03             2/05          (307,319)        (455,595)
      2/99            34,951       6.34%           Libor+0.45%         2/04             2/05          (945,737)      (1,322,041)
      4/99             5,191       6.49%           Libor+0.45%         2/04             2/05          (158,537)        (216,372)
      7/99            24,902       7.077%          Libor+0.45%         7/04             2/05        (1,191,105)      (1,507,472)
      9/99            10,471       7.37%           Libor+0.45%         9/04             2/05          (593,779)        (734,425)
      3/00            19,149       7.89%           Libor+0.45%         2/04             2/05        (1,145,614)      (1,428,015)
      3/00            70,000       7.71%           Libor+0.45%           -              2/05        (4,883,250)      (5,881,029)
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                             $(22,348,493)    $(29,867,703)
------------------------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2002, COMPARED TO THE QUARTER ENDED MARCH 31, 2001

Belair Capital Fund LLC and its subsidiaries (collectively, the Fund) achieved a total return performance of 0.94% for the quarter ended March 31, 2002. This return reflects an increase in the Fund's net asset value per share from $117.39 to $118.49. This return is compared to the Standard & Poors 500 Index (S&P 500), an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, which had a total return of 0.28% over the same period. For comparison, at the end of the first quarter of 2001, the Fund's net asset value per share decreased from $133.13 to $117.79, representing a -11.5% return versus S&P 500's total return of -11.9%.

During the first quarter of 2002, the U.S. equity market's return was hampered by continued volatility and economic uncertainty. In this difficult environment, the performance of Tax-Managed Growth Portfolio (the Portfolio) exceeded that of the overall market. The Portfolio correctly de-emphasized the two worst performing sectors of the S&P 500: Information Technology and Telecom, which lost -7.5% and -15.9% respectively. The Portfolio held the same cautious stance on the aforementioned sectors in the first quarter of 2001. Value stocks in all capitalization ranges outperformed their growth counterparts for the quarter ending March 31, 2002. The Portfolio made a gradual shift to overweight in Capital Goods, and increased its exposure to the Consumer Discretionary area during the last year, which helped its performance. An increase in the exposure to defense and aerospace names continued to be productive for the Portfolio.

In the fixed income markets, the first quarter benefited from a stable interest rate environment and narrowing credit spreads. The Federal Reserve Board left interest rates unchanged for the quarter ending March 31, 2002; the first non-action since early 2000. Changes in valuation of the Fund's holdings of Partnership Preference Units and other real estate investments had a modest positive impact on the Fund's performance during the period.

LIQUIDITY AND CAPITAL RESOURCES

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

As of March 31, 2002 and 2001, the unrealized depreciation related to the interest rate swap agreements was $(22,348,493) and $(19,002,862), respectively.

CRITICAL ACCOUNTING POLICIES

The Fund's discussion and analysis of its financial condition and results of operations are based upon the Fund's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Fund to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Fund bases these estimates, judgments and assumptions on historical experience and on other various factors that are believed to be reasonable under the circumstances.
Actual results may differ from these estimates under different assumptions or conditions.

The Fund believes its more significant estimates and assumptions used in preparation of its consolidated financial statements are affected by its critical accounting policies for the Fund's investments in real estate and interest rate swap contracts. Prices are not readily available for these types of investments and therefore they are valued as determined in good faith by the Investment Adviser on an ongoing basis.

In estimating the value of the Fund's investments in real estate, the Investment Adviser takes into account all relevant factors, data and information, including with respect to investments in Partnership Preference Units, information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments other than Partnership Preference Units are generally stated at estimated market values based upon independent valuations assuming an orderly disposition of assets. Detailed valuations are performed annually and reviewed periodically and adjusted if there has been a significant change in economic circumstances since the previous valuation. Given that such valuations include many assumptions, including but not limited to an orderly disposition of assets, values may differ from amounts ultimately realized. The Investment Adviser, in determining the value of interest rate swaps, may consider among other things, dealer and counter-party quotes and pricing models.

These policies involve significant judgments made, based upon without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance and government rules and regulations. The valuations of Partnership Preference Units held by the Fund through its investment in Belair Real Estate Corporation
(BREC) fluctuate over time to reflect, among other factors, changes in interest rates, changes in perceived riskiness of such units (including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market. Fluctuations in the value of real estate investments derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund with respect to its borrowings. Fluctuations in the value of real estate investments derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns, property-specific concerns and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund. Changes in the valuation of real estate investments not offset by changes in the valuation of interest rate swap agreements or other interest rate hedges entered into by the Fund will cause the performance of the Fund to deviate from the performance of the Portfolio.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The Fund's primary exposure to interest rate risk arises from investments in real estate that are financed using floating rate bank borrowings under a revolving credit facility (the Credit Facility). The interest rate on borrowings under the Fund's Credit Facility is reset at regular intervals based on a fixed and predetermined premium to LIBOR for short-term extensions of credit. The Fund utilizes cancelable interest rate swap agreements to fix the cost of its borrowings under the Credit Facility and to mitigate the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with three-month LIBOR. The interest rate swap agreements are valued on an ongoing basis by the Investment Adviser. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that may be considered speculative and which can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Notes 4 to the consolidated financial statements.

                            Interest Rate Sensitivity
               Principal (Notional) Amount by Contractual Maturity
                      For the Twelve Months Ended March 31,

                       2003        2004        2005        2006        2007        Thereafter        Total        Fair Value
                    -----------------------------------------------------------------------------------------------------------
Rate sensitive
liabilities:
------------------
Long term debt-
 variable rate
 Credit Facility                           $543,769,000                                           $543,769,000   $543,769,000
Average
 interest rate                                2.48%                                                  2.48%

Rate sensitive
 derivative
 financial
 instruments:
------------------
Pay fixed/
 Receive
 variable interest
 rate swap
 contracts                                 $674,373,000                                           $674,373,000   $(22,348,493)
Average
 pay rate                                     6.86%                                                  6.86%
Average
 receive rate                                 2.48%                                                  2.48%

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
--------------------------
Although in the ordinary course of business, the Fund, BREC or the real estate investments in which BREC has equity interests may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which the Fund or BREC is a party or of which any of BREC's real estate investments is the subject.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
--------------------------------------------------
     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
----------------------------------------
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------
     None.

ITEM 5. OTHER INFORMATION.
--------------------------
     None.

ITEM 6. THE FOLLOWING IS A LIST OF ALL EXHIBITS  FILED AS PART OF THIS FORM 10Q:
-------------------------------------------------------------------------------
     (a) Exhibits
     21 List of subsidiaries

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer of its Manager, Eaton Vance Management thereunto duly authorized on May 15, 2002.



                                            BELAIR CAPITAL FUND LLC
                                            (Registrant)

                                            By: EATON VANCE MANAGEMENT,
                                                its Manager


                                            By: /s/ James L. O'Connor
                                                --------------------------------
                                                James L. O'Connor
                                                Vice President



                                            By: /s/ William M. Steul
                                                --------------------------------
                                                William M. Steul
                                                Chief Financial Officer

                                  EXHIBIT INDEX


21   List of subsidiaries