Form 10-Q
period 2002-06-30
BELAIR CAPITAL FUND LLC
filed 2002-08-14
CIK 1050816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002
                          Commission File No. 000-25767


                             Belair Capital Fund LLC
                             -----------------------
             (Exact name of registrant as specified in its charter)


       Massachusetts                                   04-3404037
  -----------------------                 ------------------------------------
  (State of organization)                 (I.R.S. Employer Identification No.)


          The Eaton Vance Building
  255 State Street, Boston, Massachusetts              02109
  ----------------------------------------           ----------
  (Address of principal executive offices)           (Zip Code)


Registrant's telephone number:     617-482-8260
                                ------------------


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

                             Belair Capital Fund LLC
                                Index to Form 10Q

PART I  - FINANCIAL INFORMATION                                            Page

Item 1.   Consolidated Financial Statements                                  3

          Consolidated Statements of Assets and Liabilities as of
          June 30, 2002 (Unaudited) and December 31, 2001                    3

          Consolidated Statements of Operations (Unaudited) for the
          Three Months Ended June 30, 2002 and 2001 and for the Six
          Months Ended June 30, 2002 and 2001                                4

          Consolidated Statements of Changes in Net Assets (Unaudited)
          for the Six Months Ended June 30, 2002 and 2001                    6

          Consolidated Statements of Cash Flows (Unaudited) for the
          Six Months Ended June 30, 2002 and 2001                            7

          Financial Highlights (Unaudited) for the Six Months Ended
          June 30, 2002                                                      9

          Notes to Consolidated Financial Statements as of
          June 30, 2002 (Unaudited)                                         10

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        15

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 16

Item 2.   Changes in Securities and Use of Proceeds                         16

Item 3.   Defaults Upon Senior Securities                                   16

Item 4.   Submission of Matters to a Vote of Security Holders               16

Item 5.   Other Information                                                 16

Item 6.   Exhibits and Reports                                              16


SIGNATURES                                                                  17

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

BELAIR CAPITAL FUND LLC
Consolidated Statements of Assets and Liabilities

                                                   June 30,
                                                     2002          December 31,
                                                 (Unaudited)           2001
                                                --------------    --------------
Assets:
 Investment in Belvedere Capital Fund
  Company LLC                                   $1,578,920,235    $1,820,021,041
 Investment in Partnership Preference Units        397,035,483       376,475,922
 Investment in other real estate                   156,340,000       327,945,162
 Short-term investments                                 -              4,559,775
                                                --------------    --------------
Total Investments                               $2,132,295,718    $2,529,001,900
 Cash                                                2,667,977         6,540,394
 Escrow deposits - restricted                        1,442,792         4,637,336
 Interest and dividends receivable                   7,719,210         2,547,069
 Other assets                                        1,442,053         2,409,881
                                                --------------    --------------
Total assets                                    $2,145,567,750    $2,545,136,580
                                                --------------    --------------

Liabilities:
 Loan payable on Credit Facility                $  543,769,000    $  558,769,000
 Mortgages payable                                 112,630,517       228,480,517
 Open interest rate swap contracts, at value        27,737,207        29,867,703
 Swap interest payable                               4,624,253         4,394,148
 Security deposits                                     427,871           878,199
 Accrued expenses:
  Interest expense                                   2,752,561         3,717,765
  Property taxes                                       879,669         2,053,094
  Other expenses and liabilities                       789,796         1,988,505
 Minority interests in controlled subsidiaries      12,467,016        27,349,823
                                                --------------    --------------
Total liabilities                               $  706,077,890    $  857,498,754
                                                --------------    --------------
Net assets                                      $1,439,489,860    $1,687,637,826
                                                --------------    --------------

Shareholders' Capital                           --------------    --------------
 Shareholders' capital                          $1,439,489,860    $1,687,637,826
                                                --------------    --------------

Shares Outstanding                                  13,975,989        14,376,567
                                                --------------    --------------

Net Asset Value and Redemption Price Per Share         $103.00           $117.39
                                                --------------    --------------


                 See notes to consolidated financial statements

BELAIR CAPITAL FUND LLC
Consolidated Statements of Operations
(Unaudited)

                                                    Three Months        Three Months        Six Months        Six Months
                                                       Ended               Ended              Ended             Ended
                                                      June 30,            June 30,           June 30,          June 30,
                                                        2002                2001               2002              2001
                                                    ------------        ------------       ------------      ------------
Investment Income:
 Dividends allocated from Belvedere Capital
  (net of foreign taxes of $94,275, $31,173,
  $119,279 and $61,493, respectively)               $ 5,276,280         $ 4,670,963        $ 9,920,640        $ 9,405,546
 Interest allocated from Belvedere Capital              124,003             253,126            279,142          1,105,040
 Expenses allocated from Belvedere Capital           (2,576,957)         (2,959,093)        (5,263,169)        (6,026,592)
                                                    ------------        ------------       ------------       ------------
 Net investment income allocated from
  Belvedere Capital                                 $ 2,823,326         $ 1,964,996        $ 4,936,613        $ 4,483,994
 Dividends from Partnership Preference Units          9,400,673           3,824,112         18,137,848         14,957,328
 Rental income                                        7,626,858           8,438,058         19,134,774         14,417,923
 Interest                                                32,686             128,241             66,832            301,235
                                                    ------------        ------------       ------------      -------------
Total investment income                             $19,883,543         $14,355,407        $42,276,067        $34,160,480
                                                    ------------        ------------       ------------       ------------

Expenses:
 Investment advisory and administrative fees        $ 1,526,847         $ 1,775,246        $ 3,160,169        $ 3,513,958
 Property management fees                               307,859             338,301            771,106            577,142
 Servicing fees                                         148,286             188,945            316,379            389,063
 Interest expense on Credit Facility                  3,324,638           8,614,967          6,715,232         18,984,326
 Interest expense on mortgages                        3,045,319           3,234,769          7,409,054          5,620,880
 Interest expense on swap contracts                   7,526,723           2,804,879         14,887,050          3,540,740
 Property and maintenance expenses                    1,928,651           2,073,858          4,540,126          3,536,915
 Property taxes and insurance                           904,025             908,140          2,352,995          1,493,884
 Amortization of deferred expenses                       27,365              18,780             54,429             54,429
 Miscellaneous                                          132,364             466,144            404,510            826,247
                                                    ------------        ------------       ------------       ------------
Total expenses                                      $18,872,077         $20,424,029        $40,611,050        $38,537,584
                                                    ------------        ------------       ------------       ------------
Net investment income (loss) before minority
 interests in net income of controlled
 subsidiaries                                       $ 1,011,466         $(6,068,622)       $ 1,665,017        $(4,377,104)
Minority interests in net income of controlled
 subsidiaries                                          (353,710)           (492,625)        (1,014,662)          (827,339)
                                                    ------------        ------------       ------------       ------------
Net investment income (loss)                        $   657,756         $(6,561,247)       $   650,355        $(5,204,443)
                                                    ------------        ------------       ------------       ------------


                 See notes to consolidated financial statements

BELAIR CAPITAL FUND LLC
Consolidated Statements of Operations
(Unaudited) (Continued)

                                                    Three Months        Three Months        Six Months        Six Months
                                                       Ended               Ended              Ended             Ended
                                                      June 30,            June 30,           June 30,          June 30,
                                                        2002                2001               2002              2001
                                                   --------------      --------------     --------------    --------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
 Investment transactions from Belvedere
  Capital (identified cost basis)                  $(129,614,629)      $ (7,301,594)      $(140,883,693)    $  (1,257,901)
 Investment transactions in Partnership
  Preference Units (identified cost basis)                      -                  -           (614,855)       (1,142,610)
 Investment transactions in other real estate
  investments                                         (9,540,011)                  -         (9,540,011)
                                                   --------------      -------------      --------------    --------------
Net realized loss                                  $(139,154,640)      $ (7,301,594)      $(151,038,559)    $  (2,400,511)
Change in unrealized appreciation (depreciation) -
 Investment in Belvedere Capital
  (identified cost basis)                          $ (83,763,480)      $110,600,345       $ (61,358,538)    $(144,544,220)
 Investments in Partnership Preference
  Units (identified cost basis)                       11,429,104         12,236,705           9,393,932        44,783,843
 Investment in other real estate investments
  (net of minority interests in unrealized gain
  (loss) of controlled subsidiaries of $(683,217),
  $491,248, $(214,303) and $491,248, respectively)    (2,235,555)        (2,187,232)         (2,704,469)       (2,187,232)
 Interest rate swap contracts                         (5,388,714)         4,461,941           2,130,496        (9,706,268)
                                                   --------------      -------------      --------------    --------------
Net change in unrealized appreciation
 (depreciation)                                    $ (79,958,645)      $125,111,759       $ (52,538,579)    $(111,653,877)
                                                   --------------      -------------      --------------    --------------
Net realized and unrealized gain (loss)            $(219,113,285)      $117,810,165       $(203,577,138)    $(114,054,388)
                                                   --------------      -------------      --------------    --------------
Net increase (decrease) in net assets from
 operations                                        $(218,455,529)      $111,248,918       $(202,926,783)    $(119.258,831)
                                                   ==============      =============      ==============    ==============


                 See notes to consolidated financial statements

BELAIR CAPITAL FUND LLC
Consolidated Statements of Changes in Net Assets (Unaudited)

                                               Six Months          Six Months
                                                  Ended               Ended
                                              June 30, 2002       June 30, 2001
                                             ---------------     ---------------
Increase (Decrease) in Net Assets:
 Net investment income (loss)                $      650,355      $   (5,204,443)
 Net realized loss on investment transactions  (151,038,559)         (2,400,511)
 Net change in unrealized appreciation
  (depreciation) of investments                 (52,538,579)       (111,653,877)
                                             ---------------     ---------------
Net decrease in net assets from operations   $ (202,926,783)     $ (119,258,831)
                                             ---------------     ---------------

Transactions in Fund Shares -
 Net asset value of Fund Shares redeemed     $  (45,221,183)     $  (51,286,054)
                                             ---------------     ---------------
Net decrease in net assets from Fund Share
 transactions                                $  (45,221,183)     $  (51,286,054)
                                             ---------------     ---------------

Net decrease in net assets                   $ (248,147,966)     $ (170,544,885)

Net assets:
 At beginning of period                      $1,687,637,826      $2,010,997,840
                                             ---------------     ---------------
 At end of period                            $1,439,489,860      $1,840,452,955
                                             ===============     ===============


                 See notes to consolidated financial statements

BELAIR CAPITAL FUND LLC
Consolidated Statements of Cash Flows (Unaudited)

                                                                                           Six Months         Six Months
                                                                                              Ended              Ended
                                                                                            June 30,           June 30,
                                                                                              2002               2001
                                                                                          -------------      -------------
Cash Flows From (For) Operating Activities -
Net investment income (loss)                                                              $    650,355       $ (5,204,443)
Adjustments to reconcile net investment income (loss) to
 net cash flows from (for) operating activities-
  Amortization of debt issuance costs                                                          105,576             87,104
  Amortization of deferred expenses                                                             54,429             54,429
  Net investment income allocated from Belvedere Capital                                    (4,936,613)        (4,483,994)
  (Increase) decrease in interest and dividends receivable                                  (5,172,141)         7,873,443
  Increase in escrow deposits                                                                   (5,390)          (317,545)
  Increase in other assets                                                                    (237,693)          (928,173)
  Increase in interest payable for open swap contracts                                         230,105          2,772,919
  Increase (decrease) in accrued property taxes                                               (532,664)         1,199,807
  Decrease in security deposits, accrued interest and other
   accrued expenses and liabilities                                                            (33,954)        (5,239,147)
  Improvements to rental property                                                             (747,548)          (868,093)
  (Purchases) sales of investments in other real estate investments                         32,965,765        (41,261,497)
  Cash assumed (decrease in cash) in connection with purchase (sale) of
   majority interest in controlled subsidiary                                               (2,429,734)         1,745,868
  Purchases of Partnership Preference Units                                                (30,488,829)        (9,386,616)
  Sales of Partnership Preference Units                                                     18,708,345          9,386,616
  Net (increase) decrease in investment in Belvedere Capital                                 1,864,615         (9,529,159)
  Decrease in minority interest                                                                (52,500)           (52,500)
  (Increase) decrease in short-term investments                                              4,559,775         (3,303,993)
  Minority interests in net income of controlled subsidiaries                                1,014,662            827,339
                                                                                          -------------      -------------
Net cash flows from (for) operating activities                                            $ 15,516,561       $(56,627,635)
Cash Flows From (For) Financing Activities -
 Proceeds from (repayment of) Credit Facility                                             $(15,000,000)      $ 20,000,000
 Payments for Fund Shares redeemed                                                          (3,290,609)        (4,338,741)
 Distributions paid to minority shareholders                                                (1,098,369)          (905,361)
                                                                                          -------------      -------------
Net cash flows from (for) financing activities                                            $(19,388,978)      $ 14,755,898

Net decrease in cash                                                                      $ (3,872,417)      $(41,871,737)

Cash at beginning of period                                                               $  6,540,394       $ 46,875,064
                                                                                          -------------      -------------
Cash at end of period                                                                     $  2,667,977       $  5,003,327
                                                                                          =============      =============


                See notes to consolidated financial statements

BELAIR CAPITAL FUND LLC
Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                         Six Months            Six Months
                                                                                           Ended                 Ended
                                                                                        June 30, 2002         June 30, 2001
                                                                                        -------------         -------------
Supplemental Disclosure of Non-cash Investing and Financing Activities-
 Change in unrealized appreciation (depreciation) of investments and
  open swap contracts                                                                   $(52,538,579)         $(111,653,877)
 Interest paid for loan-Credit Facility                                                 $  6,957,413          $  21,159,340
 Interest paid for swap contracts                                                       $ 14,656,945          $     767,821
 Interest paid for mortgages                                                            $  7,303,478          $   4,880,672
 Market value of securities distributed in payment of redemptions                       $ 41,930,574          $  43,327,870
 Market value of real property and other assets, net of current
  liabilities, contributed to Katahdin                                                  $          -          $ 170,124,083
 Mortgage assumed in conjunction with acquisition of real estate
  investment in Katahdin                                                                $          -          $ 115,850,000
 Market value of real property and other assets, net of current liabilities, disposed of in conjunction with sale of real estate
  investment in Katahdin                                                                $169,610,451          $           -
 Mortgage disposed of in conjunction with sale of real estate
  investment in Katahdin                                                                $115,850,000          $           -


                 See notes to consolidated financial statements

BELAIR CAPITAL FUND LLC as of June 30, 2002
Consolidated Financial Statements  (Continued)

Financial Highlights (Unaudited)

For the Six Months Ended June 30, 2002
--------------------------------------------------------------------------------
Net asset value - Beginning of period                               $  117.390
--------------------------------------------------------------------------------

Income (loss) from operations
--------------------------------------------------------------------------------
Net investment incom (5)                                            $    0.046
Net realized and unrealized loss                                       (14.436)
--------------------------------------------------------------------------------
Total loss from operations                                          $  (14.390)
--------------------------------------------------------------------------------

Net asset value - End of period                                     $  103.000
--------------------------------------------------------------------------------

Total Return(1)                                                         (12.26)%
--------------------------------------------------------------------------------

                                                   As a            As a
                                                   Percentage      Percentage of
                                                   of Average      Average Gross
Ratios                                             Net Assets(4)   Assets(2)(4)
--------------------------------------------------------------------------------
Expenses of Consolidated Real Property Subsidiaries
 Interest and other borrowing costs(3)               0.69%(8)       0.48%(8)
 Operating expenses(3)                               0.72%(8)       0.50%(8)
Belair Capital Fund LLC Expenses
 Interest and other borrowing costs(6)               2.69%(8)       1.88%(8)
 Investment advisory and administrative fees,
  Servicing fees and other Fund operating
  expenses(6)(7)                                     1.13%(8)       0.79%(8)
                                                   -----------------------------
Total expenses                                       5.23%(8)       3.65%(8)

Net investment income                                0.08%(8)       0.06%(8)
--------------------------------------------------------------------------------

Supplemental Data
--------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                       $1,439,490
Portfolio Turnover of Tax-Managed Growth Portfolio                      13%
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

(6) Ratio includes the expenses of Belair Capital Fund LLC and BREC, for which Belair Capital Fund LLC owns 100% of the outstanding common stock. The ratio does not include expenses of other real estate subsidiaries.

(7) Ratio includes Belair Capital Fund LLC's share of Belvedere Capital's allocated expenses, including those expenses allocated from the Portfolio.

(8)  Annualized.


                 See notes to consolidated financial statements

BELAIR CAPITAL FUND LLC as of June 30, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1    Basis of Presentation

The condensed consolidated interim financial statements of Belair Capital Fund LLC (Belair Capital) and its subsidiaries (collectively the "Fund") have been prepared by the Fund, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, cash flows and financial highlights at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Fund's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

The balance sheet at December 31, 2001, has been derived from the December 31, 2001 audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

Certain amounts in the prior period's consolidated financial statements have been reclassified to conform with the current period presentation.

2    Investment Transactions

Increases and decreases of the Fund's investment in Belvedere Capital Fund Company LLC (Belvedere Capital) for the six months ended June 30, 2002 aggregated $69,951,562 and $113,746,750, respectively, and for the six months ended June 30, 2001 aggregated $68,831,528 and $102,630,239, respectively.

Purchases and sales of Partnership Preference Units aggregated $30,488,829 and $18,708,345 respectively, for the six months ended June 30, 2002 and $9,386,616 and $9,386,616, respectively, for the six months ended June 30, 2001. For the six months ended June 30, 2002, acquisitions and sales of other real estate investments aggregated $0 and $32,965,765, respectively. For the six months ended June 30, 2001, acquisitions and sales of other real estate investments aggregated $41,261,497 and $0, respectively.

During the six months ended June 30, 2002, Belair Real Estate Corporation (BREC) sold its majority interest in Katahdin Property Trust LLC (Katahdin) to another fund sponsored by Eaton Vance Management (EVM).

Purchases of Partnership Preference Units during the six months ended June 30, 2002 and purchases and sales of Partnership Preference Units during the six months ended June 30, 2001 represent amounts purchased from and sold to other funds sponsored by EVM. Sales of Partnership Preference Units during the six months ended June 30, 2002 include amounts sold to other funds sponsored by EVM for which a loss of $775,295 was recognized.

3    Indirect Investment in Portfolio

Belvedere Capital's interest in Tax-Managed Growth Portfolio (the Portfolio) at June 30, 2002 was $9,414,074,868 representing 57.0% of the Portfolio's net assets and at June 30, 2001 was $9,970,047,835 representing 54.6% of the Portfolio's net assets. The Fund's investment in Belvedere Capital at June 30, 2002 was $1,578,920,235 representing 16.8% of Belvedere Capital's net assets and at June 30, 2001 was $1,957,678,301, representing 19.6% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the six months ended June 30, 2002 totaled $59,178,086, of which $10,199,782, was allocated to the Fund. Investment income allocated to Belvedere Capital from the Portfolio for the six months ended June 30, 2001 totaled $50,467,696, of which $10,510,586 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the six months ended June 30, 2002 totaled $22,716,704, of which $3,923,271 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the six months ended June 30, 2001 totaled $21,587,638, of which $4,485,806 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $1,339,898 for the six months ended June 30, 2002, representing $32,944 of operating expenses and $1,306,954 of service fees. Belvedere Capital allocated additional expenses to the Fund of $1,540,786 for the six months ended June 30, 2001, representing $35,411 of operating expenses and $1,505,375 of service fees.

A summary of the Portfolio's Statement of Assets and Liabilities, at June 30, 2002, December 31, 2001 and June 30, 2001 and its operations for the six months ended June 30, 2002, the year ended December 31, 2001 and the six months ended June 30, 2001 follows:


                               June 30,        December 31,        June 30,
                                 2002              2001              2001
                            ---------------   ---------------   ----------------
Investments, at value       $16,438,266,069   $18,312,992,768   $18,239,311,489
Other Assets                    258,245,026        23,229,223        19,932,030
--------------------------------------------------------------------------------
Total Assets                $16,696,511,095   $18,336,221,991   $18,259,243,519
Total Liabilities               171,302,142           357,011           463,366
--------------------------------------------------------------------------------
Net Assets                  $16,525,208,953   $18,335,864,980   $18,258,780,153
================================================================================
Dividends and interest      $   104,789,317   $   192,367,081   $    93,075,546
--------------------------------------------------------------------------------
Investment adviser fee      $    38,983,369   $    76,812,367   $    38,822,203
Other expenses                    1,249,484         2,161,015           959,382
--------------------------------------------------------------------------------
Total expenses              $    40,232,853   $    78,973,382   $    39,781,585
--------------------------------------------------------------------------------
Net investment income       $    64,556,464   $   113,393,699   $    53,293,961
Net realized losses            (198,388,599)     (360,120,300)      (12,705,834)
Net change in unrealized
 gains (losses)              (1,921,047,828)   (1,605,211,090)   (1,238,423,587)
--------------------------------------------------------------------------------
Net decrease in net assets
 from operations            $(2,054,879,963)  $(1,851,937,691)  $(1,197,835,460)
--------------------------------------------------------------------------------

4    Cancelable Interest Rate Swap Agreements

Belair Capital has entered into cancelable interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements, Belair Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of June 30, 2002 and December 31, 2001, Belair Capital has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc.


              Notional                                  Initial                     Unrealized        Unrealized
               Amount                                  Optional                    Depreciation      Depreciation
Effective     (000's)      Fixed       Floating       Termination     Maturity     At June 30,      At December 31,
  Date        omitted)     Rate          Rate            Date           Date           2002              2001
-------------------------------------------------------------------------------------------------------------------
  2/98        $120,000     6.715%     Libor+0.45%        2/03           2/05       $ 2,968,859        $ 4,036,969
  4/98          50,000     6.840%     Libor+0.45%        2/03           2/05         1,282,658          1,789,764
  4/98         150,000     6.835%     Libor+0.45%        4/03           4/05         4,826,667          5,769,278
  6/98          20,000     6.670%     Libor+0.45%        6/03           2/05           727,584            780,852
  6/98          75,000     6.680%     Libor+0.45%        6/03           2/05         2,737,208          2,943,209
  6/98          80,000     6.595%     Libor+0.45%        6/03           2/05         2,839,584          3,002,682
 11/98          14,709     6.130%     Libor+0.45%       11/03           2/05           537,907            455,595
  2/99          34,951     6.340%     Libor+0.45%        2/04           2/05         1,528,488          1,322,041
  4/99           5,191     6.490%     Libor+0.45%        2/04           2/05           242,821            216,372
  7/99          24,902     7.077%     Libor+0.45%        7/04           2/05         1,625,051          1,507,472
  9/99          10,471     7.370%     Libor+0.45%        9/04           2/05           781,219            734,425
  3/00          19,149     7.890%     Libor+0.45%        2/04           2/05         1,361,947          1,428,015
  3/00          70,000     7.710%     Libor+0.45%          -            2/05         6,277,214          5,881,029
-------------------------------------------------------------------------------------------------------------------
Total                                                                              $27,737,207        $29,867,703
-------------------------------------------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2002, COMPARED TO THE QUARTER ENDED JUNE 30, 2001

Belair Capital Fund LLC and its subsidiaries (collectively, the Fund) achieved a total return of -13.07% for the quarter ended June 30, 2002. This return reflects a decrease in the Fund's net asset value per share from $118.49 to $103.00 during the period. For comparison, the Standard & Poor's 500 Index (the "S&P 500"), an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of -13.39% over the same period. Investors cannot invest directly in an Index. For the quarter ended June 30, 2001, the Fund' total return was 6.32%. This return reflected an increase in the Fund's net asset value per share from $117.79 to $125.23 during that period.

Economic growth as measured by Gross Domestic Product slowed in the second quarter of 2002, increasing at a lower than expected rate. The overall equity markets and all major U.S. equity indices continued to post negative returns as occurred in the first quarter of the year. Economic uncertainty and volatility increased during the quarter with reports of corporate malfeasance and accounting fraud. In general, smaller capitalization stocks outperformed larger capitalization stocks, and a value investment style continued to outperform growth. The best performing sector in the S&P 500 for the second quarter of 2002 was materials, followed by consumer staples and energy. Looking back a year ago, consumer cyclicals was the best second quarter sector performer followed by basic materials and transportation.

In this environment of increased volatility, the performance of the Tax-Managed Growth Portfolio (the Portfolio) fared better than the overall market. The Portfolio maintained an overweighted stance in the consumer discretionary sector, and gradually reduced health care positions, especially in biotechnology and pharmaceutical stocks. The Portfolio's emphasis on industrial company investments, especially in the airfreight and aerospace defense areas, proved to be prudent. Property and casualty insurance names as well as service providers positively contributed to the performance in the quarter. Lack of earnings visibility and continuing structural overcapacity reinforced the Portfolio's cautious stance in telecommunications and information technology groups.

The combined impact on performance of the Fund's investments and activities outside of the Portfolio was modestly negative during the period. The performance of the Fund trailed that of the Portfolio by approximately -1.4% for the quarter ended June 30, 2002. The Fund's investments in real estate Partnership Preference Units generally benefited from declining interest rates and tightening spreads in income-oriented securities, particularly in real estate-related securities. The Fund's investments in real estate joint ventures suffered from continuing weakness in multifamily fundamentals in many U.S. markets, including those in which the ventures operate. The value of the Fund's holdings in interest rate swaps declined as interest rates fell. For the quarter ended June 30, 2001, the performance of the Fund exceeded that of the Portfolio by approximately 0.7%.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

The Fund's total return for the six months ended June 30, 2002 was -12.26%. This return reflects a decrease in the Fund's net asset value per share from $117.39 to $103.00 during the period. For comparison, the S&P 500 had a total return of -13.15% over the same period. For the six months ended June 30, 2001, the Fund's total return was -5.9%. This return reflected a decrease in the Fund's net asset value per share from $133.13 to $125.23 during that period.

During the first half of 2002, overall equity markets and major equity indices continued to post negative returns. Continuing economic uncertainty and increased volatility caused by issues relating to corporate governance, accounting, and geopolitical uncertainties have created a difficult investment environment. During the period, smaller capitalization stocks generally outperformed larger capitalization stocks, and a value investment style continued to outperform growth.

The Portfolio delivered better results than the overall market in the first six months of 2002. The Portfolio maintained an overweighted stance in the consumer discretionary and consumer staples sectors, as it did in the first half of 2001. The Portfolio gradually reduced health care positions, especially in biotechnology and pharmaceutical stocks. The Portfolio's continued emphasis on industrial company investments, especially in the airfreight logistics and aerospace defense areas, proved to be prudent. Lack of earning visibility and continuing structural overcapacity reinforced the Portfolio's cautious weighting in telecommunications and information technology groups. The two aforementioned groups were de-emphasized last year as well.

The combined impact on performance of the Fund's investments and activities outside of the Portfolio was modestly negative during the period. The performance of the Fund trailed that of the Portfolio by approximately -1.3% for the six months ended June 30, 2002. The Fund's investments in real estate Partnership Preference Units generally benefited from declining interest rates and tightening spreads in income-oriented securities, particularly in real estate-related securities. The Fund's investments in real estate joint ventures suffered from continuing weakness in multifamily fundamentals in many U.S.
markets, including those in which the ventures operate. Interest rate swap valuations rose modestly as termination dates moved closer. For the six months ended June 30, 2001, the performance of the Fund exceeded that of the Portfolio by approximately 0.5%.

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

As of June 30, 2002 and 2001, the unrealized depreciation related to the interest rate swap agreements was $27,737,207 and $14,540,921, respectively.

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

The Fund believes its more significant estimates and assumptions used in preparation of its consolidated financial statements are affected by its critical accounting policies for the Fund's real estate investments and interest rate swap contracts. Prices are not readily available for these types of investments and therefore they are valued as determined in good faith by Boston Management and Research (Investment Adviser) on an ongoing basis.

In estimating the value of the Fund's investments in real estate, the Investment Adviser takes into account all relevant factors, data and information, including with respect to investments in Partnership Preference Units, information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments other than Partnership Preference Units are generally stated at estimated market values based upon independent valuations assuming an orderly disposition of assets. Detailed investment valuations are performed at least annually and reviewed periodically. Interim valuations reflect results of operations and distributions, and may be adjusted if there has been a significant change in economic circumstances since the most recent independent valuation. Given that such valuations include many assumptions, including but not limited to an orderly disposition of assets, values may differ from amounts ultimately realized. The Investment Adviser, in determining the value of interest rate swaps, may consider among other things, dealer and counter-party quotes and pricing models.

The policies for real estate investments involve significant judgments that are based upon, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance and government rules and regulations. The valuations of Partnership Preference Units held by the Fund through its investment in Belair Real Estate Corporation (BREC) fluctuate over time to reflect, among other factors, changes in interest rates, changes in perceived riskiness of such units

(including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market. The value of interest rate swaps may be subject to wide swings in valuation caused by changes in interest rates and in the prices of the underlying instrument and the interest rate swap may be difficult to value since such instrument may be considered illiquid. Fluctuations in the value of Partnership Preference Units derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund with respect to its borrowings. Fluctuations in the value of real estate investments derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns, property-specific concerns and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund. Changes in the valuation of Partnership Preference Units not offset by changes in the valuation of interest rate swap agreements or other interest rate hedges entered into by the Fund and changes in the value of other real estate investments will cause the performance of the Fund to deviate from the performance of the Portfolio.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 4 to the consolidated financial statements.

                            Interest Rate Sensitivity
               Principal (Notional) Amount by Contractual Maturity
                      For the Twelve Months Ended June 30,

                        2003     2004          2005          2006     2007     Thereafter          Total          Fair Value
                     ------------------------------------------------------------------------------------------------------------
Rate sensitive
liabilities:
---------------------
Long term debt-
 variable rate
 Credit Facility                            $543,769,000                                        $543,769,000     $543,769,000
Average
 interest rate                                      2.31%                                               2.31%
Rate sensitive
 derivative financial
 instruments:
---------------------
Pay fixed/
 Receive variable
 interest rate swap
 contracts                                  $674,373,000                                        $674,373,000     $(27,737,207)
 Average pay rate                                   6.86%                                               6.86%
Average  receive rate                               2.31%                                               2.31%

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer of its Manager, Eaton Vance Management thereunto duly authorized on August 14, 2002.




                                     BELAIR CAPITAL FUND LLC
                                     (Registrant)

                                     By: EATON VANCE MANAGEMENT,
                                         its Manager


                                     By: /s/ James L. O'Connor
                                         ------------------------------
                                         James L. O'Connor
                                         Vice President



                                     By: /s/ William M. Steul
                                         ------------------------------
                                         William M. Steul
                                         Chief Financial Officer

                                  EXHIBIT INDEX


21       List of subsidiaries