Form 10-Q
period 2002-09-30
BELAIR CAPITAL FUND LLC
filed 2002-11-14
CIK 1050816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002
                          Commission File No. 000-25767


                             Belair Capital Fund LLC
                             -----------------------
             (Exact name of registrant as specified in its charter)


          Massachusetts                             04-3404037
          -------------                             ----------
     (State of organization)           (I.R.S. Employer Identification No.)


          The Eaton Vance Building
   255 State Street, Boston, Massachusetts            02109
   ---------------------------------------            -----
   (Address of principal executive offices)         (Zip Code)


Registrant's telephone number:       617-482-8260
                                ----------------------


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

                             Belair Capital Fund LLC
                                Index to Form 10Q

PART I  -  FINANCIAL INFORMATION                                            Page

Item 1.    Condensed Consolidated Financial Statements                        3

           Condensed Consolidated Statements of Assets and Liabilities as of
           September 30, 2002 (Unaudited) and December 31, 2001               3

           Condensed Consolidated Statements of Operations (Unaudited) for
           the Three Months Ended September 30, 2002 and 2001 and for the
           Nine Months Ended September 30, 2002 and 2001                      4

           Condensed Consolidated Statements of Changes in Net Assets (Unaudited) for the Nine Months Ended September 30, 2002 and
           2001                                                               6

           Condensed Consolidated Statements of Cash Flows (Unaudited) for
           the Nine Months Ended September 30, 2002 and 2001                  7

           Financial Highlights (Unaudited) for the Nine Months Ended
           September 30, 2002                                                 9

           Notes to Condensed Consolidated Financial Statements as of
           September 30, 2002 (Unaudited)                                    10


Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        16

Item 4.    Controls and Procedures                                           17

PART II  - OTHER INFORMATION

Item 1.    Legal Proceedings                                                 18

Item 2.    Changes in Securities and Use of Proceeds                         18

Item 3.    Defaults Upon Senior Securities                                   18

Item 4.    Submission of Matters to a Vote of Security Holders               18

Item 5.    Other Information                                                 18

Item 6.    Exhibits and Reports                                              18


SIGNATURES                                                                   19

PART I.    FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                                  September 30,
                                                      2002         December 31,
                                                   (Unaudited)         2001
                                                  -------------    ------------

Assets:
  Investment in Belvedere Capital Fund
   Company LLC                                   $1,308,342,688   $1,820,021,041
  Investment in Partnership Preference Units        411,022,791      376,475,922
  Investment in other real estate                   156,802,019      327,945,162
  Short-term investments                                904,115        4,559,775
                                                 --------------   --------------
Total Investments                                $1,877,071,613   $2,529,001,900
  Cash                                                4,360,751        6,540,394
  Escrow deposits - restricted                        1,448,239        4,637,336
  Interest and dividends receivable                   6,227,929        2,547,069
  Other assets                                        1,725,022        2,409,881
                                                 --------------   --------------
Total assets                                     $1,890,833,554   $2,545,136,580
                                                 --------------   --------------

Liabilities:
  Loan payable on Credit Facility                $  537,769,000   $  558,769,000
  Mortgages payable                                 112,630,517      228,480,517
  Payable for Fund Shares redeemed                       50,120                -
  Open interest rate swap contracts, at value        27,784,412       29,867,703
  Swap interest payable                               4,752,242        4,394,148
  Security deposits                                     406,093          878,199
  Accrued expenses:
   Interest expense                                   2,657,402        3,717,765
   Property taxes                                     1,441,616        2,053,094
   Other expenses and liabilities                       761,761        1,988,505
  Minority interests in controlled subsidiaries      12,584,137       27,349,823
                                                 --------------   --------------
Total liabilities                                $  700,837,300   $  857,498,754
                                                 --------------   --------------
Net assets                                       $1,189,996,254   $1,687,637,826
                                                 --------------   --------------
Shareholders' Capital
                                                 --------------   --------------
  Shareholders' capital                          $1,189,996,254   $1,687,637,826
                                                 --------------   --------------

Shares Outstanding                                   13,726,814       14,376,567
                                                 --------------   --------------

Net Asset Value and Redemption Price Per Share   $        86.69   $       117.39
                                                 --------------   --------------


            See notes to condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations
(Unaudited)

                                                               Three Months      Three Months        Nine Months       Nine Months
                                                                  Ended             Ended              Ended             Ended
                                                               September 30,     September 30,      September 30,     September 30,
                                                                   2002              2001               2002              2001
                                                               -------------     -------------      -------------     -------------
Investment Income:
  Dividends allocated from Belvedere Capital
   (net of foreign taxes of $42,418, $44,221,
   $161,697 and $105,714, respectively)                         $ 4,726,239       $ 4,874,695        $14,646,879       $14,280,241
  Interest allocated from Belvedere Capital                         108,312           305,015            387,454         1,410,055
  Expenses allocated from Belvedere Capital                      (2,186,364)       (2,773,700)        (7,449,533)       (8,800,292)
                                                                ------------      ------------       ------------      ------------
  Net investment income allocated from Belvedere Capital        $ 2,648,187       $ 2,406,010        $ 7,584,800       $ 6,890,004
  Dividends from Partnership Preference Units                     9,400,672        10,990,418         27,538,520        25,947,746
  Rental income                                                   5,644,042        11,799,211         24,778,816        26,217,134
  Interest                                                           16,150           133,957             82,982           435,192
                                                                ------------      ------------       ------------      ------------
Total investment income                                         $17,709,051       $25,329,596        $59,985,118       $59,490,076
                                                                ------------      ------------       ------------      ------------

Expenses:
  Investment advisory and administrative fees                   $ 1,302,584       $ 1,769,268        $ 4,462,753       $ 5,283,226
  Property management fees                                          226,923           477,876            998,029         1,055,018
  Servicing fees                                                    103,797           148,829            420,176           537,892
  Interest expense on Credit Facility                             3,261,594         7,331,251          9,976,826        26,315,577
  Interest expense on mortgages                                   2,386,112         4,363,500          9,795,166         9,984,380
  Interest expense on swap contracts                              7,767,646         4,034,455         22,654,696         7,575,195
  Property and maintenance expenses                               1,579,825         2,915,737          6,119,951         6,452,652
  Property taxes and insurance                                      821,827         1,363,655          3,174,822         2,857,539
  Amortization of deferred expenses                                  27,665            27,063             82,094            81,492
  Miscellaneous                                                     165,289           344,405            569,799         1,170,652
                                                                ------------      ------------       ------------      ------------
Total expenses                                                  $17,643,262       $22,776,039        $58,254,312       $61,313,623
                                                                -----------       ------------       ------------      ------------
Net investment income (loss) before minority interests
 in net income of controlled subsidiaries                       $    65,789       $ 2,553,557        $ 1,730,806       $(1,823,547)
Minority interests in net income of controlled subsidiaries        (171,959)         (777,054)        (1,186,621)       (1,604,393)
                                                                ------------      ------------       ------------      ------------
Net investment income (loss)                                    $  (106,170)      $ 1,776,503        $   544,185       $(3,427,940)
                                                                ------------      ------------       ------------      ------------

            See notes to condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations
(Unaudited) (Continued)

                                                                Three Months      Three Months       Nine Months       Nine Months
                                                                   Ended             Ended              Ended             Ended
                                                                September 30,     September 30,     September 30,     September 30,
                                                                    2002              2001               2002             2001
                                                                -------------     -------------     -------------     -------------
Realized and Unrealized Gain (Loss)
Net realized loss -
  Investment transactions from Belvedere Capital
   (identified cost basis)                                      $ (29,423,656)    $ (22,669,199)    $(170,307,349)    $ (23,927,100)
  Investment transactions in Partnership
   Preference Units (identified cost basis)                                 -        (1,784,999)         (614,855)       (2,927,609)
  Investment transactions in other real estate
   investments                                                              -                 -        (9,540,011)                -
                                                                --------------    --------------    --------------    --------------
Net realized loss                                               $ (29,423,656)    $ (24,454,198)    $(180,462,215)    $ (26,854,709)
                                                                --------------    --------------    --------------    --------------
Change in unrealized appreciation (depreciation) -
  Investment in Belvedere Capital
   (identified cost basis)                                      $(210,483,891)    $(252,359,949)    $(271,842,429)    $(396,904,169)
  Investments in Partnership Preference Units
   (identified cost basis)                                         13,987,308        (8,565,113)       23,381,240        36,218,730
  Investment in other real estate investments
   (net of minority interests in unrealized gain (loss)
   of controlled subsidiaries of $202,776 $1,032,376,
   $(11,527) and $1,523,624, respectively)                           (202,776)       (1,032,376)       (2,907,245)      (3,219,608)
  Interest rate swap contracts                                        (47,205)      (20,961,445)        2,083,291      (30,667,713)
                                                                --------------     -------------    --------------    -------------
Net change in unrealized appreciation
 (depreciation)                                                 $(196,746,564)     $(282,918,883)   $(249,285,143)    $(394,572,760)
                                                                --------------     --------------   --------------    --------------
Net realized and unrealized loss                                $(226,170,220)     $(307,373,081)   $(429,747,358)    $(421,427,469)
                                                                --------------     --------------   --------------    --------------
Net decrease in net assets from operations                      $(226,276,390)     $(305,596,578)   $(429,203,173)    $(424,855,409)
                                                                ==============     ==============   ==============    ==============

            See notes to condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

                                                Nine Months        Nine Months
                                                   Ended              Ended
                                               September 30,      September 30,
                                                   2002               2001
                                              ---------------    ---------------
Increase (Decrease) in Net Assets:
  Net investment income (loss)                $      544,185     $   (3,427,940)
  Net realized loss on investment transactions  (180,462,215)       (26,854,709)
  Net change in unrealized appreciation
   (depreciation) of investments                (249,285,143)      (394,572,760)
                                              ---------------    ---------------
Net decrease in net assets from operations    $ (429,203,173)    $ (424,855,409)
                                              ---------------    ---------------

Transactions in Fund Shares -
  Net asset value of Fund Shares redeemed     $  (68,437,211)    $  (61,030,200)
                                              ---------------    ---------------
Net decrease in net assets from Fund Share
  transactions                                $  (68,437,211)    $  (61,030,200)
                                              ---------------    ---------------

Distributions -
  Special distributions to Belair Capital
   Fund LLC Shareholders                      $       (1,188)    $           -
                                              ---------------    ---------------
Total distributions                           $       (1,188)    $           -
                                              ---------------    ---------------

Net decrease in net assets                    $ (497,641,572)    $ (485,885,609)

Net assets:
  At beginning of period                      $1,687,637,826     $2,010,997,840
                                              ---------------    --------------
  At end of period                            $1,189,996,254     $1,525,112,231
                                              ===============    ===============


            See notes to condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                           Nine Months           Nine Months
                                                                                              Ended                 Ended
                                                                                          September 30,         September 30,
                                                                                              2002                  2001
                                                                                        -----------------     -----------------
Cash Flows From (For) Operating Activities -
Net decrease in net assets from operations                                               $(429,203,173)        $(424,855,409)
  Adjustments to reconcile net decrease in net assets from operations to net cash flows from (for) operating activities -
    Amortization of debt issuance costs                                                        146,157               145,760
    Amortization of deferred expenses                                                           82,094                81,492
    Net investment income allocated from Belvedere Capital                                  (7,584,800)           (6,890,004)
    (Increase) decrease in interest and dividends receivable                                (3,680,860)            8,021,686
    Increase in escrow deposits                                                                (10,837)           (1,733,312)
    (Increase) decrease in other assets                                                       (588,908)               11,470
    Increase in interest payable for open swap contracts                                       358,094             3,342,344
    Increase in accrued property taxes                                                          29,283             1,626,572
    Decrease in security deposits, accrued interest and other accrued expenses
     and liabilities                                                                          (180,114)           (5,380,826)
    Improvements to rental property                                                         (1,209,566)           (1,685,371)
    (Purchases) sales of investments in other real estate                                   32,965,765           (41,261,497)
    Cash assumed (decrease in cash) in connection with purchase (sale) of
     majority interest in controlled subsidiary                                             (2,429,734)            1,745,868
    Purchases of Partnership Preference Units                                              (30,488,829)           (9,386,616)
    Sales of Partnership Preference Units                                                   18,708,345            33,101,616
    Net (increase) decrease in investment in Belvedere Capital                              13,256,357           (36,690,122)
    Decrease in minority interest                                                              (52,500)              (52,500)
    Decrease in short-term investments                                                       3,655,660             2,927,581
    Minority interests in net income of controlled subsidiaries                              1,186,621             1,604,393
    Net realized loss on investment transactions                                           180,462,215            26,854,709
    Net change in unrealized (appreciation) depreciation of investments                    249,285,143           394,572,760
                                                                                        -----------------     -----------------
Net cash flows from (for) operating activities                                            $ 24,706,413         $ (53,899,406)
Cash Flows From (For) Financing Activities -
    Proceeds from (repayment of) Credit Facility                                          $(21,000,000)        $  20,000,000
    Payments for Fund Shares redeemed                                                       (4,530,073)           (5,672,651)
    Distributions paid to minority shareholders                                             (1,355,983)           (1,119,510)
                                                                                        -----------------      ----------------
Net cash flows from (for) financing activities                                            $(26,886,056)        $  13,207,839

Net decrease in cash                                                                      $ (2,179,643)        $ (40,691,567)

Cash at beginning of period                                                               $  6,540,394         $  46,875,064
                                                                                        -----------------    ------------------
Cash at end of period                                                                     $  4,360,751         $   6,183,497
                                                                                        =================    ==================

            See notes to condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
                                                    Nine Months     Nine Months
                                                       Ended           Ended
                                                   September 30,   September 30,
                                                       2002            2001
                                                   ------------    ------------
Supplemental Disclosure of Non-cash Investing and
Financing Activities-
  Interest paid for loan-Credit Facility           $ 10,249,157    $  29,176,035
  Interest paid for swap contracts                 $ 22,296,602    $   4,232,851
  Interest paid for mortgages                      $  9,649,009    $   9,185,516
  Market value of securities distributed in
   payment of redemptions                          $ 63,437,211    $  55,357,549
  Market value of real property and other assets,
   net of current liabilities, contributed to
   Katahdin                                        $          -    $ 170,124,083
  Mortgage assumed in conjunction with acquisition
   of real estate investment in Katahdin           $          -    $ 115,850,000
  Market value of real property and other assets,
   net of current liabilities, disposed of in
   conjunction with sale of real estate investment
   in Katahdin                                     $169,610,451    $           -
  Mortgage disposed of in conjunction with sale
   of real estate investment in Katahdin           $115,850,000    $           -


            See notes to condensed consolidated financial statements

BELAIR CAPITAL FUND LLC as of September 30, 2002
Condensed Consolidated Financial Statements  (Continued)

Financial Highlights (Unaudited)

For the Nine Months Ended September 30, 2002

--------------------------------------------------------------------------------
Net asset value - Beginning of period                              $   117.390
--------------------------------------------------------------------------------

Income (Loss) from Operations
--------------------------------------------------------------------------------
Net investment income (5)                                          $     0.039
Net realized and unrealized loss                                       (30.739)
--------------------------------------------------------------------------------
Total Loss from Operations                                         $   (30.700)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Distributions
--------------------------------------------------------------------------------
Special distributions to Belair Capital Fund LLC Shareholders (9)  $     (0.00)
--------------------------------------------------------------------------------
Total Distributions                                                $     (0.00)
--------------------------------------------------------------------------------

Net Asset Value - End of Period                                    $    86.690
--------------------------------------------------------------------------------

Total Return (1)
                                                                        (26.15)%
--------------------------------------------------------------------------------
                                              As a Percentage   As a Percentage
                                              of Average Net    of Average Gross
RATIOS                                          Assets (4)       Assets (2)(4)
--------------------------------------------------------------------------------
Expenses of Consolidated Real
 Property Subsidiaries
  Interest and other borrowing costs (3)        0.64% (8)          0.45% (8)
  Operating expenses (3)                        0.68% (8)          0.47% (8)
Belair Capital Fund LLC Expenses
  Interest and other borrowing costs (6)        2.90% (8)          2.00% (8)
  Investment advisory and administrative fees,
   servicing fees and other Fund operating
   expenses (6)(7)                              1.14% (8)          0.79% (8)
                                            ------------------------------------
Total expenses                                  5.36% (8)          3.71% (8)

Net investment income                           0.05% (8)          0.03% (8)
--------------------------------------------------------------------------------

SUPPLEMENTAL DATA
--------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                          $ 1,189,996
Portfolio Turnover of Tax-Managed Growth Portfolio                          16%
--------------------------------------------------------------------------------

(1) Total return is calculated assuming a purchase at the net asset value on the first day and a sale at the net asset value on the last day of the period. Distributions, if any, are assumed reinvested at the net asset value on the reinvestment date.
(2) Average Gross Assets is defined as the average daily amount of all assets of Belair Capital Fund LLC (not including its investment in Belair Real Estate Corporation (BREC)) plus all assets of BREC minus the sum of their liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of BREC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BREC.
(3) Ratio includes BREC's proportional share of expenses incurred by its majority-owned subsidiaries.
(4) For the purpose of calculating ratios, the income and expenses of BREC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BREC.
(5)  Calculated using average shares outstanding.
(6) Ratio includes the expenses of Belair Capital Fund LLC and BREC, for which Belair Capital Fund LLC owns 100% of the outstanding common stock. The ratio does not include expenses of other real estate subsidiaries.
(7) Ratio includes Belair Capital Fund LLC's share of Belvedere Capital's allocated expenses, including those expenses allocated from the Portfolio.
(8)  Annualized.
(9)  Amounts to less than $0.001 per share.


            See notes to condensed consolidated financial statements

BELAIR CAPITAL FUND LLC as of September 30, 2002
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1    Basis of Presentation

The condensed consolidated interim financial statements of Belair Capital Fund LLC (Belair Capital) and its subsidiaries (collectively, the Fund) have been prepared by the Fund, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, cash flows and financial highlights at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Fund's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

The balance sheet at December 31, 2001, has been derived from the December 31, 2001 audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

Certain  amounts  in  the  prior  period's  condensed   consolidated   financial
statements   have  been   reclassified   to  conform  with  the  current  period
presentation.

2    Investment Transactions

Increases and decreases of the Fund's investment in Belvedere Capital Fund Company LLC (Belvedere Capital) for the nine months ended September 30, 2002 aggregated $77,481,268 and $154,594,643, respectively, and for the nine months ended September 30, 2001 aggregated $101,770,233 and $120,327,739, respectively.

Purchases and sales of Partnership Preference Units aggregated $30,488,829 and $18,708,345 respectively, for the nine months ended September 30, 2002 and $9,386,616 and $33,101,616, respectively, for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, acquisitions and sales of other real estate investments aggregated $0 and $32,965,765, respectively. For the nine months ended September 30, 2001, acquisitions and sales of other real estate investments aggregated $41,261,497 and $0, respectively.

During the nine months ended September 30, 2002, Belair Real Estate  Corporation
(BREC) sold its majority interest in Katahdin Property Trust LLC (Katahdin) to another fund sponsored by Eaton Vance Management (EVM), for which a loss of $9,540,011 was recognized.

Purchases of Partnership Preference Units during the nine months ended September 30, 2002 and purchases and sales of Partnership Preference Units during the nine months ended September 30, 2001 represent amounts purchased from and sold to other funds sponsored by EVM. Sales of Partnership Preference Units during the nine months ended September 30, 2002 include amounts sold to other funds sponsored by EVM for which a loss of $775,295 was recognized.

3    Indirect Investment in Portfolio

Belvedere Capital's interest in Tax-Managed Growth Portfolio (the Portfolio) at September 30, 2002 was $8,043,904,602 representing 58.6% of the Portfolio's net assets and at September 30, 2001 was $8,914,385,448, representing 55.5% of the Portfolio's net assets. The Fund's investment in Belvedere Capital at September 30, 2002 was $1,308,342,688 representing 16.3% of Belvedere Capital's net assets and at September 30, 2001 was $1,700,296,368, representing 19.1% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the nine months ended September 30, 2002 totaled $88,799,143, of which $15,034,333, was allocated to the Fund. Investment income allocated to Belvedere Capital from the Portfolio for the nine months ended September 30, 2001 totaled $77,460,677, of which $15,690,296 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the nine months ended September 30, 2002 totaled $32,657,939, of which $5,554,277 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the nine months ended September 30, 2001 totaled $32,264,414, of which $6,538,815 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $1,895,256 for the nine months ended September 30, 2002, representing $49,819 of operating expenses and $1,845,437 of service fees. Belvedere Capital allocated additional expenses to the Fund of $2,261,477 for the nine months ended September 30, 2001, representing $54,852 of operating expenses and $2,206,625 of service fees.

A summary of the Portfolio's Statement of Assets and Liabilities, at September 30, 2002, December 31, 2001 and September 30, 2001 and its operations for the nine months ended September 30, 2002, the year ended December 31, 2001 and the nine months ended September 30, 2001 follows:


                            September 30,      December 31,      September 30,
                                 2002              2001               2001
                            --------------   ----------------   ----------------
Investments, at value      $13,713,440,772   $18,312,992,768    $15,879,363,685
Other Assets                    59,906,476        23,229,223        247,862,763
--------------------------------------------------------------------------------
Total Assets               $13,773,347,248   $18,336,221,991    $16,127,226,448
Total Liabilities               35,785,860           357,011         63,436,483
--------------------------------------------------------------------------------

Net Assets                 $13,737,561,388   $18,335,864,980    $16,063,789,965
================================================================================
Dividends and interest     $   155,639,717   $   192,367,081    $   141,895,798
--------------------------------------------------------------------------------
Investment adviser fee     $    55,373,624   $    76,812,367    $    57,512,662
Other expenses                   1,956,361         2,161,015          1,602,705
--------------------------------------------------------------------------------
Total expenses             $    57,329,985   $    78,973,382    $    59,115,367
--------------------------------------------------------------------------------
Net investment income      $    98,309,732   $   113,393,699    $    82,780,431
Net realized losses           (503,906,340)     (360,120,300)      (226,406,730)
Net change in unrealized
 appreciation
 (depreciation)             (4,125,048,140)   (1,605,211,090)    (3,614,091,583)
----------------------------------- --------------------------------------------
Net decrease in net assets
 from operations           $(4,530,644,748)  $(1,851,937,691)   $(3,757,717,882)
--------------------------------------------------------------------------------

4    Cancelable Interest Rate Swap Agreements

Belair Capital has entered into cancelable interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements, Belair Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of September 30, 2002 and December 31, 2001, Belair Capital has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc., as listed below.


                  Notional                                    Initial                         Unrealized          Unrealized
                   Amount                                    Optional                        Depreciation        Depreciation
  Effective        (000's        Fixed       Floating       Termination       Maturity      At September 30,    At December 31,
    Date          omitted)       Rate          Rate            Rate             Date             2002                2001
------------------------------------------------------------------------------------------------------------------------------------
    2/98          $120,000      6.715%      Libor+0.45%        2/03             2/05         $ 1,926,874          $ 4,036,969
    4/98            50,000      6.840%      Libor+0.45%        2/03             2/05             825,070            1,789,764
    4/98           150,000      6.835%      Libor+0.45%        4/03             4/05           3,884,842            5,769,278
    6/98            20,000      6.670%      Libor+0.45%        6/03             2/05             665,580              780,852
    6/98            75,000      6.680%      Libor+0.45%        6/03             2/05           2,501,531            2,943,209
    6/98            80,000      6.595%      Libor+0.45%        6/03             2/05           2,617,429            3,002,682
   11/98            14,709      6.130%      Libor+0.45%       11/03             2/05             650,817              455,595
    2/99            34,951      6.340%      Libor+0.45%        2/04             2/05           1,929,279            1,322,041
    4/99             5,191      6.490%      Libor+0.45%        2/04             2/05             300,813              216,372
    7/99            24,902      7.077%      Libor+0.45%        7/04             2/05           2,041,564            1,507,472
    9/99            10,471      7.370%      Libor+0.45%        9/04             2/05             979,007              734,425
    3/00            19,149      7.890%      Libor+0.45%        2/04             2/05           1,476,322            1,428,015
    3/00            70,000      7.710%      Libor+0.45%         -               2/05           7,985,284            5,881,029
------------------------------------------------------------------------------------------------------------------------------------
   Total                                                                                     $27,784,412          $29,867,703
------------------------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2002, COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2001

The total return of Belair Capital Fund LLC and its subsidiaries (collectively, the Fund) was -15.84% for the quarter ended September 30, 2002. This return reflects a decrease in the Fund's net asset value per share from $103.00 to $86.69 during the period. For comparison, the Standard & Poor's 500 Index (the S&P 500), an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of -17.27% over the same period. Investors cannot invest directly in an Index. For the quarter ended September 30, 2001, the Fund's total return was -16.62%. This return reflected a decrease in the Fund's net asset value per share from $125.23 to $104.41. For comparison, the S&P 500 had a total return of -14.67% over the same period.

A multitude  of factors  contributed  to the  disconnect  between  the  economic recovery and the dismal performance of the equity markets. A combination of geopolitical uncertainties, negative investor sentiment, and fears of double dip recession pressured equity returns. The third quarter of 2002 marked the worst broad market decline, as measured by the S&P 500, since the fourth quarter of 1987. Looking back a year ago during the same period, the U.S. equity market fell sharply as well, but mostly in response to the tragic events of September 11th coupled with deteriorating domestic economic conditions. Every major domestic benchmark experienced negative returns during the September 2002 quarter, and none of the S&P 500 sectors or industry groups had gains. A subtle change in leadership to growth and large caps emerged, but volatility and the pace of sector rotation remained at high levels.

The best performing sector of the S&P 500 was health care, while information technology and telecommunications services continued to trail the benchmark. Market leading groups in the third quarter of 2002 included casinos and gaming stocks, agricultural equipment, as well as defensive plays such as household products, generic pharmaceuticals and utilities. Defensive leadership was evident during the third quarter of 2001 as well, resulting from cautious investor sentiment due to September 11th. Last year's leading industries included consumer products, pharmaceuticals, packaged foods and utilities groups. Higher beta and more aggressive groups were the worst performers for the quarter ending in September 2002, a continued theme from the same period in 2001. Weaker group performers included semiconductors, airlines, entertainment, catalog retail and steel stocks.

In this challenging environment, the performance of Tax-Managed Growth Portfolio (the Portfolio) surpassed that of the overall market. The Portfolio maintained an overweight position in the industrials and consumer staples sectors, a slight directional increase from the levels held at the end of the third quarter of 2001. The Portfolio's emphasis in the areas of food and drug products, airfreight logistics, machinery and defense sub-groups contributed positively to its performance. The Portfolio's neutral weight in the energy group, a relative increase from last year, particularly in the oil and gas industry, proved to be constructive for the overall returns. The Portfolio's underweight in health care and an overweight of the consumer discretionary stocks detracted from returns. While the Portfolio had gradually reduced its position in the financial sector from last year's level, this sector was overweighted, weakening absolute returns, mainly due to insurance and bank industry holdings. Lack of earnings visibility and fundamental uncertainty resulted in the Portfolio's de-emphasis of information technology and telecommunications, which were the worst performing sectors in the quarter ended September 30, 2002.

The combined impact on performance of the Fund's investment activities outside of the Portfolio was modestly negative for the quarters ended September 30, 2002 and 2001. The performance of the Fund trailed that of the Portfolio by approximately -0.7% and -3.0% for the quarters ended September 30, 2002 and 2001, respectively. The Fund's investments in real estate Partnership Preference Units generally benefited from declining interest rates and tightening spreads in income-oriented securities, particularly in real estate-related securities, for the quarter ended September 30, 2002, but suffered modestly from rising credit spreads impacting the value of the Fund's real estate investments during the quarter ended September 30, 2001. During both periods, the Fund's investments in real estate joint ventures suffered from weakness in multifamily fundamentals in many U.S. markets, which resulted in declines in value, and interest rate swap valuations declined as interest rates fell. During both periods, dividends received from the Fund's Partnership Preference Units and real estate joint venture investments modestly added to performance.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

The Fund's total return for the nine months ended September 30, 2002 was -26.15%. This return reflects a decrease in the Fund's net asset value per share from $117.39 to $86.69 during the period. For comparison, the S&P 500 had a total return of -28.15% over the same period. For the nine months ended September 30, 2001, the Fund's total return was -21.57%. This return reflected a decrease in the Fund's net asset value per share from $133.13 to $104.41. For comparison, the S&P 500 had a total return of -20.38% over the same period.

Investors awaiting earnings and economic solidification were troubled by political uncertainties, possibility of a double dip recession, lackluster corporate growth prospects, and weakening consumer resilience. Heightened risk sensitivity translated into negative investor sentiment, which has prolonged the bear market. The first nine months of 2002 repeated another volatile market pattern seen during the same period in 2001, rising gradually through mid-March and retreating to the lowest levels of the year at the end of September. Investors' behavior however proved different during 2002 in that U.S. equity fund net outflows were at peak levels, sharply contrasting net inflow activity seen during the first nine months of 2001. Most major indices posted multi-year lows, with none achieving positive returns year-to-date in 2002. All ten of the S&P 500 sectors declined during this period. The best performing sectors during these nine months included consumer staples, materials, and energy. The weakest performing groups included fiber optics, semiconductor equipment, unregulated power producers and information technology consulting and services groups.

For the first nine months of 2002, the performance of the Portfolio was above that of the overall market. The outperformance relative to the benchmark can be attributed to the Portfolio's sector allocation and stock selection. The most important decision was to underweight information technology and telecom services groups, a continued theme from 2001. The Portfolio underweighted computers, semiconductor equipment, and diversified and wireless services. The Portfolio's positioning in the banks, insurance, food products, and defense sub-groups was also beneficial. The Portfolio gradually reduced holdings in the health care sector, a directional shift from the same period last year, but participation in the  pharmaceutical  and biotechnology  names nevertheless hurt returns. The only other notable difference in the Portfolio's current composition relative to last year was evident in the reduced underweight in the energy and utilities sectors.

The combined impact on performance of the Fund's investment activities outside of the Portfolio was modestly negative for the nine months ended September 30, 2002 and 2001. The performance of the Fund trailed that of the Portfolio by approximately -1.8% and -1.2% for the nine months ended September 30, 2002 and 2001, respectively. During both periods, the Fund's investments in real estate Partnership Preference Units generally benefited from declining interest rates and tightening spreads in income-oriented securities, particularly in real estate-related securities, while the Fund's investments in real estate joint ventures suffered from weakness in multifamily fundamentals in many U.S.
markets, which resulted in declines in value. For the nine months ended September 30, 2002, interest rate swap valuations rose modestly as initial optional termination dates moved closer. In comparison, for the nine months ended September 30, 2001, interest rate swap valuations declined as interest rates fell. During both periods, dividends received from the Fund's Partnership Preference Units and real estate joint venture investments modestly added to performance.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

As of September 30, 2002 and 2001, the unrealized depreciation related to the interest rate swap agreements was $27,784,412 and $35,502,366, respectively.

CRITICAL ACCOUNTING POLICIES
----------------------------

The Fund's  discussion  and analysis of its  financial  condition and results of operations are based upon the Fund's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Fund to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Fund bases these estimates, judgments and assumptions on historical experience and on other various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Fund's critical accounting policies affect the Fund's more significant estimates and assumptions used in valuing the Fund's real estate investments and interest rate swap contracts. Prices are not readily available for these types of investments and therefore are valued on an ongoing basis by Boston Management and Research (BMR), in its capacity as Manager of Belair Real Estate Corporation
(BREC), in the case of the real estate investments, and in its capacity as the Fund's investment adviser, in the case of the interest rate swap contracts.

In estimating the value of the Fund's investments in real estate, BMR takes into account relevant factors, data and information, including with respect to investments in Partnership Preference Units, information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments other than Partnership Preference Units are generally stated at estimated market values based upon independent valuations assuming an orderly disposition of assets. Detailed investment valuations are performed at least annually and reviewed periodically. Interim valuations reflect results of operations and distributions, and may be adjusted if there has been a significant change in economic circumstances since the most recent independent valuation. Given that such valuations include many assumptions, including but not limited to an orderly disposition of assets, values may differ from amounts ultimately realized. BMR, as the Fund's investment adviser, determines the value of interest rate swaps, and, in doing so, may consider among other things, dealer and counter-party quotes and pricing models.

The policies for valuing real estate investments involve significant judgments that are based upon, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance and government rules and regulations. The valuations of Partnership Preference Units held by the Fund through its investment in BREC fluctuate over time to reflect, among other factors, changes in interest rates, changes in perceived riskiness of such units (including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market. The value of interest rate swaps may be subject to wide swings in valuation caused by changes in interest rates and in the prices of the underlying instrument and the interest rate swap may be difficult to value since such instrument may be considered illiquid.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Fund's primary exposure to interest rate risk arises from investments in real estate that are financed using floating rate bank borrowings under a revolving credit facility (the Credit Facility). The interest rate on borrowings under the Fund's Credit Facility is reset at regular intervals based on a fixed and predetermined premium to LIBOR for short-term extensions of credit. The Fund utilizes cancelable interest rate swap agreements to fix the cost of its borrowings under the Credit Facility and to mitigate the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with three-month LIBOR. The interest rate swap agreements are valued on an ongoing basis by BMR, in its capacity as the Fund's investment adviser. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that may be considered speculative and which can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 4 to the condensed consolidated financial statements.


                                                       Interest Rate Sensitivity
                                          Principal (Notional) Amount by Contractual Maturity
                                               For the Twelve Months Ended September 30,

                           2003        2004        2005        2006        2007        Thereafter        Total        Fair Value
                           ---------------------------------------------------------------------------------------------------------
Rate sensitive
liabilities:
-----------------------
Long term debt-
 variable rate
 Credit Facility                               $537,769,000                                           $537,769,000    $537,769,000
Average
 interest rate                                     2.24%                                                  2.24%
Rate sensitive
 derivative financial
 instruments:
-----------------------
Pay fixed/
 Receive variable
 interest rate swap
 contracts                                     $674,373,000                                           $674,373,000    $(27,784,412)
 Average pay rate                                  6.86%                                                  6.86%
 Average  receive rate                             2.24%                                                  2.24%

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

Eaton Vance Management, as the Fund's Manager ("Eaton Vance"), and the Fund's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

The complete and entire management, control and operation of the Fund are vested in the Fund's Manager, Eaton Vance. The Fund's organizational structure does not provide for a board of directors or a board audit committee. As such, the Fund's Chief Executive Officer and Chief Financial Officer intend to report any significant deficiency in the design or operation of internal controls which could adversely affect the Fund's ability to record, process, summarize and report financial data, and any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund's internal controls, to Eaton Vance.

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

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

     None.

ITEM 5. OTHER INFORMATION.
--------------------------

On October 16, 2002, Eaton Vance, as the Fund's Manager, elected Thomas E. Faust Jr. and Michelle A. Alexander as the Fund's Chief Executive Officer and Chief Financial Officer, respectively. Mr. Faust is Executive Vice President of Eaton Vance and BMR and their corporate parent and trustee, Eaton Vance Corp. and Eaton Vance Inc. He is also the Chief Investment Officer of Eaton Vance and BMR, and a Director of Eaton Vance Corp. Ms. Alexander is a Vice President of Eaton Vance and BMR. Mr. Faust and Ms. Alexander also serve as officers of various investment companies managed or advised by Eaton Vance or BMR.

ITEM 6. THE FOLLOWING IS A LIST OF ALL EXHIBITS FILED AS PART OF THIS FORM 10Q:
-------------------------------------------------------------------------------

     (a)   Exhibits
     21    List of subsidiaries

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on November 14, 2002.

                                       BELAIR CAPITAL FUND LLC
                                       (Registrant)




                                       By:  /s/ Michelle A. Alexander
                                            ----------------------------------
                                                Michelle A. Alexander
                                                Duly Authorized Officer and
                                                Principal Accounting Officer

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
-------------

I, Thomas E. Faust Jr., certify that:

1. I have reviewed  this  quarterly  report on Form 10-Q of Belair  Capital Fund
LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                          /s/ Thomas E. Faust Jr.
                                                 -----------------------
                                                 Thomas E. Faust Jr.
                                                 Chief Executive Officer

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
-------------

I, Michelle A. Alexander, certify that:

1. I have reviewed  this  quarterly  report on Form 10-Q of Belair  Capital Fund
LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                          /s/ Michelle A. Alexander
                                                 -------------------------
                                                 Michelle A. Alexander
                                                 Chief Financial Officer

                                  EXHIBIT INDEX


     21         List of subsidiaries

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002