Form 10-Q
period 2003-03-31
BELAIR CAPITAL FUND LLC
filed 2003-05-15
CIK 1050816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003
                          Commission File No. 000-25767


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
                                ------------


                                      None
                                      ----
(Former Name, Former Address and Former Fiscal Year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          YES  X   NO
                                                ---     ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). YES  X   NO
                                                ---     ---

                             Belair Capital Fund LLC
                               Index to Form 10-Q

PART I - FINANCIAL INFORMATION                                              Page

Item 1.   Condensed Consolidated Financial Statements..........................3

          Condensed  Consolidated  Statements  of Assets and
          Liabilities  as of March 31, 2003 (Unaudited)
          and December 31, 2002................................................3

          Condensed  Consolidated  Statements of Operations
          (Unaudited) for the Three Months Ended March 31, 2003
          and 2002.............................................................4

          Condensed Consolidated Statements of Changes in Net Assets
          (Unaudited) for the  Three  Months  Ended  March  31,  2003
          and  2002............................................................6

          Condensed  Consolidated  Statements of Cash Flows
          (Unaudited) for the Three Months Ended March 31, 2003 and 2002 ......7

          Financial Highlights  (Unaudited) for the Three Months
          Ended March 31, 2003.................................................9

          Notes to Condensed  Consolidated  Financial Statements
          as of March 31, 2003 (Unaudited)....................................10


Item 2.   Management's  Discussion  and  Analysis  of  Financial
          Condition  and Results of Operations................................14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........18

Item 4.   Controls and Procedures.............................................21

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...................................................22

Item 2.   Changes in Securities and Use of Proceeds...........................22

Item 3.   Defaults Upon Senior Securities.....................................22

Item 4.   Submission of Matters to a Vote of Security Holders.................22

Item 5.   Other Information...................................................22

Item 6.   Exhibits and Reports on Form 8-K....................................22

SIGNATURES....................................................................23

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002......24

EXHIBIT INDEX.................................................................26

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

BELAIR  CAPITAL  FUND  LLC
Condensed Consolidated Statements of Assets and Liabilities

                                                                                   March 31,
                                                                                     2003              December 31,
                                                                                  (Unaudited)              2002
                                                                             ---------------------  -------------------
Assets:
     Investment in Belvedere Capital Fund Company LLC
        (Belvedere Capital)                                                       $ 1,294,107,014      $ 1,361,415,813
     Investment in Partnership Preference Units                                       411,355,658          391,195,982
     Investment in other real estate investments                                      161,116,161          157,492,935
     Short-term investments                                                             1,431,070            3,426,881
                                                                             ---------------------  -------------------
Total investments                                                                 $ 1,868,009,903      $ 1,913,531,611
     Cash                                                                               5,266,364           16,067,430
     Escrow deposits - restricted                                                          80,503            1,073,943
     Receivable for investments sold                                                            -            4,952,435
     Dividends and interest receivable                                                  4,780,597            5,327,452
     Other assets                                                                       1,212,631            1,285,939
                                                                             ---------------------  -------------------
Total assets                                                                      $ 1,879,349,998      $ 1,942,238,810
                                                                             ---------------------  -------------------

Liabilities:
     Loan payable - Credit Facility                                               $   530,769,000      $   540,769,000
     Mortgages payable                                                                112,630,517          112,630,517
     Payable for Fund Shares redeemed                                                   1,483,894                    -
     Special Distributions payable                                                            790                    -
     Open interest rate swap contracts, at value                                       15,125,685           21,367,938
     Swap interest payable                                                              4,072,962            5,029,500
     Security deposits                                                                    402,184              403,844
     Accrued expenses:
        Interest expense                                                                1,691,923            1,787,051
        Property taxes                                                                    820,775              705,965
        Other expenses and liabilities                                                    687,936              706,227
     Minority interests in controlled subsidiaries                                     12,854,121           13,031,112
                                                                             ---------------------  -------------------
Total liabilities                                                                 $   680,539,787      $   696,431,154
                                                                             ---------------------  -------------------

Net assets                                                                        $ 1,198,810,211      $ 1,245,807,656

Shareholders' Capital
                                                                             ---------------------  -------------------
     Shareholders' capital                                                        $ 1,198,810,211      $ 1,245,807,656
                                                                             ---------------------  -------------------

Shares Outstanding                                                                     13,421,371           13,485,660
                                                                             ---------------------  -------------------

Net Asset Value and Redemption Price Per Share                                    $         89.32      $         92.38
                                                                             ---------------------  -------------------

            See notes to condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

                                                                            Three Months               Three Months
                                                                                Ended                      Ended
                                                                              March 31,                  March 31,
                                                                                2003                       2002
                                                                         --------------------        ------------------
 Investment Income:
     Dividends allocated from Belvedere Capital
        (net of foreign taxes of $59,957,
         and $25,004, respectively)                                            $   4,921,576              $  4,644,360
     Interest allocated from Belvedere Capital                                        91,847                   155,139
     Expenses allocated from Belvedere Capital                                    (2,002,351)               (2,686,212)
                                                                         --------------------        ------------------
     Net investment income allocated from
         Belvedere Capital                                                     $   3,011,072              $  2,113,287
     Dividends from Partnership Preference Units                                   9,652,791                 8,737,175
     Rental income                                                                 5,584,172                11,507,916
     Interest                                                                         46,219                    34,146
                                                                         --------------------        ------------------
 Total investment income                                                       $  18,294,254              $ 22,392,524
                                                                         --------------------        ------------------

 Expenses:
     Investment advisory and administrative fees                               $   1,284,962              $  1,633,322
     Property management fees                                                        222,627                   463,247
     Servicing fees                                                                  115,814                   168,093
     Interest expense on Credit Facility                                           2,548,872                 3,390,594
     Interest expense on mortgages                                                 2,386,111                 4,363,735
     Interest expense on swap contracts                                            5,087,071                 7,360,327
     Property and maintenance expenses                                             1,550,253                 2,611,475
     Property taxes and insurance                                                    754,647                 1,448,970
     Amortization of deferred expenses                                                 9,099                    27,064
     Miscellaneous                                                                   126,598                   272,146
                                                                         --------------------        ------------------
 Total expenses                                                                $  14,086,054              $ 21,738,973
                                                                         --------------------        ------------------
 Net investment income before minority
     interests in net income of controlled subsidiaries                        $   4,208,200              $    653,551
 Minority interests in net income of controlled
     subsidiaries                                                                   (172,159)                 (660,952)
                                                                         --------------------        ------------------
 Net investment income (loss)                                                  $   4,036,041              $     (7,401)
                                                                         --------------------        ------------------

            See notes to condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                                              Three Months             Three Months
                                                                                  Ended                    Ended
                                                                               March 31,                 March 31,
                                                                                  2003                     2002
                                                                         -----------------------     ------------------
Realized and Unrealized Gain (Loss)
 Net realized gain (loss) -
      Investment transactions from Belvedere
          Capital (identified cost basis)                                        $    (5,896,539)        $  (11,269,064)
      Investment transactions in Partnership
          Preference Units (identified cost basis)                                            92               (614,855)
      Termination of interest rate swap contracts                                     (2,021,608)                     -
                                                                         -----------------------     ------------------
 Net realized loss                                                               $   ( 7,918,055)        $  (11,883,919)
                                                                         -----------------------     ------------------
 Change in unrealized appreciation (depreciation) -
      Investment in Belvedere Capital (identified cost basis)                    $   (61,019,845)        $   22,404,942
      Investments in Partnership Preference
         Units (identified cost basis)                                                24,137,176             (2,035,172)
      Investment in other real estate investments
         (net of minority interests in unrealized loss of
         controlled subsidiaries of $349,150 and $468,914,
         respectively)                                                                  (433,145)              (468,914)
      Interest rate swap contracts                                                     6,242,253              7,519,210
                                                                         -----------------------     ------------------
 Net change in unrealized appreciation (depreciation)                            $   (31,073,561)        $   27,420,066
                                                                         -----------------------     ------------------

 Net realized and unrealized gain (loss)                                         $   (38,991,616)        $   15,536,147
                                                                         -----------------------     ------------------

 Net (decrease) increase in net assets from operations                           $   (34,955,575)        $   15,528,746
                                                                         =======================     ==================

            See notes to condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

                                                                           Three Months        Three Months
                                                                               Ended               Ended
                                                                          March 31, 2003      March 31, 2002
                                                                        -------------------  ------------------
 Increase (Decrease) in Net Assets:
     Net investment income (loss)                                           $    4,036,041      $       (7,401)
     Net realized loss on investment transactions                               (7,918,055)        (11,883,919)
     Net change in unrealized appreciation (depreciation) of
         investments                                                           (31,073,561)         27,420,066
                                                                        -------------------  ------------------
 Net (decrease) increase in net assets from operations                      $  (34,955,575)     $   15,528,746
                                                                        -------------------  ------------------

 Transactions in Fund Shares -
     Net asset value of Fund Shares issued to Shareholders in
          payment of distributions declared                                 $    2,954,974      $            -
     Net asset value of Fund Shares redeemed                                    (8,388,081)        (12,169,664)
                                                                        -------------------  ------------------
 Net decrease in net assets from Fund Share transactions                    $   (5,433,107)     $  (12,169,664)
                                                                        -------------------  ------------------

 Distributions -
     Distributions to Shareholders                                          $   (6,607,973)     $            -
     Special distributions to Shareholders                                            (790)                  -
                                                                        -------------------  ------------------
 Total distributions                                                        $   (6,608,763)     $            -
                                                                        -------------------  ------------------

 Net (decrease) increase in net assets                                      $  (46,997,445)     $    3,359,082

 Net assets:
     At beginning of period                                                 $1,245,807,656      $1,687,637,826
                                                                        -------------------  ------------------
     At end of period                                                       $1,198,810,211      $1,690,996,908
                                                                        ===================  ==================

            See notes to condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                           Three Months        Three Months
                                                                                              Ended                Ended
                                                                                            March 31,           March 31,
                                                                                              2003                 2002
                                                                                        ------------------  -------------------
Cash Flows From (For) Operating Activities -
Net (decrease) increase in net assets from operations                                        $ (34,955,575)      $  15,528,746
  Adjustments to reconcile net (decrease) increase in net assets from operations to net cash flows from operating activities -
         Amortization of debt issuance costs                                                        40,580              58,891
         Amortization of deferred expenses                                                           9,099              27,064
         Net investment income allocated from Belvedere Capital                                 (3,011,072)         (2,113,287)
         Decrease (increase) in dividends and interest receivable                                  546,855          (4,720,086)
         Decrease (increase) in escrow deposits                                                    993,440              (5,390)
         Decrease in receivable for investments sold                                             4,952,435                   -
         Increase in interest receivable from other real estate investment                         (24,234)                  -
         Decrease in other assets                                                                   23,629              50,140
         (Decrease) increase in interest payable for open swap contracts                          (956,538)            320,357
         Increase (decrease) in accrued property taxes                                             114,810            (646,317)
         Decrease in security deposits, accrued interest and accrued other
              expenses and liabilities                                                            (115,079)           (324,680)
         Improvements to rental property                                                          (403,695)           (352,227)
         Proceeds from sale of Partnership Preference Units                                              -          18,708,343
         Net (increase) decrease in investment in Belvedere Capital                             (3,500,002)            929,970
         Payment for terminated interest swap contracts                                         (2,021,608)                  -
         Decrease in short-term investments                                                      1,995,811           4,559,775
         Decrease in minority interest                                                                   -             (52,500)
         Minority interests in net income of controlled subsidiaries                               172,159             660,952
         Net realized loss on investment transactions                                            7,918,055          11,883,919
         Net change in unrealized (appreciation) depreciation of investments                    31,073,561         (27,420,066)
                                                                                        ------------------  ---------------------
Net cash flows from operating activities                                                     $   2,852,631       $  17,093,604

Cash Flows From (For) Financing Activities -
         Repayment of Credit Facility                                                        $ (10,000,000)      $ (15,000,000)
         Payments for Fund Shares redeemed                                                            (698)         (1,749,112)
         Distributions paid to Shareholders                                                     (3,652,999)           (823,154)
                                                                                        ------------------  ---------------------
Net cash flows for financing activities                                                      $ (13,653,697)      $ (17,572,266)

Net decrease in cash                                                                         $ (10,801,066)      $    (478,662)

Cash at beginning of period                                                                  $  16,067,430       $   6,540,394
                                                                                        ------------------  ---------------------
Cash at end of period                                                                        $   5,266,364       $   6,061,732
                                                                                        ==================  =====================

            See notes to condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements and Cash Flows (Unaudited) (Continued)

                                                                                           Three Months        Three Months
                                                                                              Ended                Ended
                                                                                            March 31,           March 31,
                                                                                              2003                 2002
                                                                                        ------------------  -------------------
Supplemental Disclosure and Non-cash Investing and
  Financing Activities-
        Interest paid for loan - Credit Facility                                             $  2,579,816         $  3,813,353
        Interest paid for swap contracts                                                     $  6,043,609         $  7,039,970
        Interest paid for mortgages                                                          $  2,345,531         $  4,304,844
        Market value of securities distributed in payment of redemptions                     $  6,903,489         $ 10,420,552
        Partnership Preference Units exchanged for a real estate equity
          investment and an investment in note receivable                                    $ (3,977,592)        $          -
        Market value of real estate equity investment                                        $  1,907,012         $          -
        Investment in note receivable                                                        $  2,070,580         $          -

            See notes to condensed consolidated financial statements

BELAIR CAPITAL FUND LLC as of March 31, 2003
Condensed Consolidated Financial Statements  (Continued)

FINANCIAL HIGHLIGHTS (UNAUDITED)
For the Three Months Ended March 31, 2003

----------------------------------------------------------------------------------------------------------------------------
Net asset value - Beginning of period                                                $                               92.380
----------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS
----------------------------------------------------------------------------------------------------------------------------
Net investment income (5)                                                            $                                0.299
Net realized and unrealized loss                                                                                     (2.869)
----------------------------------------------------------------------------------------------------------------------------
TOTAL LOSS FROM OPERATIONS                                                           $                               (2.570)
----------------------------------------------------------------------------------------------------------------------------

DISTRIBUTIONS
----------------------------------------------------------------------------------------------------------------------------
Distributions to Shareholders                                                        $                               (0.490)
Special distributions to Shareholders (9)                                                                             0.000
----------------------------------------------------------------------------------------------------------------------------
TOTAL DISTRIBUTIONS                                                                  $                               (0.490)
----------------------------------------------------------------------------------------------------------------------------

NET ASSET VALUE - END OF PERIOD                                                      $                               89.320
----------------------------------------------------------------------------------------------------------------------------

TOTAL RETURN (1)                                                                                                      (2.81)%
----------------------------------------------------------------------------------------------------------------------------

                                                                            AS A PERCENTAGE          AS A PERCENTAGE
                                                                            OF AVERAGE NET          OF AVERAGE GROSS
RATIOS                                                                        ASSETS (4)              ASSETS (2)(4)
----------------------------------------------------------------------------------------------------------------------------
Expenses of  Consolidated Real Property Subsidiaries
       Interest and other borrowing costs (3)                                    0.59% (8)              0.39% (8)
       Operating expenses (3)                                                    0.63% (8)              0.42% (8)
Belair Capital Fund LLC Expenses
       Interest and other borrowing costs (6)                                    2.56% (8)              1.70% (8)
       Investment advisory and administrative fees,
          servicing fees and other Fund operating expenses (6)(7)                1.18% (8)              0.78% (8)
                                                                               ---------------------------------------------
Total expenses                                                                   4.96% (8)              3.29% (8)

Net investment income                                                            1.36% (8)              0.90% (8)
----------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DATA
----------------------------------------------------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                                                         $1,198,810
Portfolio Turnover of Tax-Managed Growth Portfolio (the Portfolio)                                         4%
----------------------------------------------------------------------------------------------------------------------------

(1) Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.
(2) Average Gross Assets is defined as the average daily amount of all assets of Belair Capital Fund LLC (Belair Capital) (not including its investment in Belair Real Estate Corporation (Belair Real Estate)) plus all assets of Belair Real Estate minus the sum of their liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of Belair Real Estate's controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belair Real Estate.
(3) Includes Belair Real Estate's proportional share of expenses incurred by its majority-owned subsidiaries.
(4) For the purpose of calculating ratios, the income and expenses of Belair Real Estate's controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belair Real Estate.
(5)  Calculated using average shares outstanding.
(6) Includes the expenses of Belair Capital and Belair Real Estate. Does not include expenses of other real estate subsidiaries majority-owned by Belair Real Estate.
(7) Includes Belair Capital's share of Belvedere Capital's allocated expenses, including those expenses allocated from the Portfolio.
(8)  Annualized.
(9)  Special distributions amount to less than $0.001 per share.

            See notes to condensed consolidated financial statements

BELAIR CAPITAL FUND LLC as of March 31, 2003
Notes To Condensed Consolidated Financial Statements (Unaudited)

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

The balance sheet at December 31, 2002, has been derived from the December 31, 2002 audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

Certain  amounts  in  the  prior  period's  condensed   consolidated   financial
statements   have  been   reclassified   to  conform  with  the  current  period
presentation.

2 Investment Transactions

Increases and decreases of the Fund's investment in Belvedere Capital Fund Company LLC (Belvedere Capital) for the three months ended March 31, 2003 aggregated $4,000,000 and $7,403,487, respectively, and for the three months ended March 31, 2002 aggregated $27,620,268 and $38,970,790, respectively. There were no purchases of Partnership Preference Units for the three months ended March 31, 2003 and 2002. Sales of Partnership Preference Units aggregated $18,708,343, for the three months ended March 31, 2002. For the three months ended March 31, 2003 and March 31, 2002, there were no purchases or sales of other real estate investments. During the three months ended March 31, 2003, the Fund exchanged Partnership Preference Units in the amount of $3,977,592 for an equity investment in two private real estate companies affiliated with the issuer of such formerly held Partnership Preference Units and a note receivable in the amounts of $1,907,012 and $2,094,814, respectively. The secured note receivable earns interest of 8% per annum and matures in February 2013 or on demand.

Sales of Partnership Preference Units during the three months ended March 31, 2002, include amounts sold to other funds sponsored by Eaton Vance Management for which a loss of $775,295 was recognized.

3 Indirect Investment in Portfolio

Belvedere Capital's interest in Tax-Managed Growth Portfolio (the Portfolio) at March 31, 2003 was $8,400,349,853 representing 61.1% of the Portfolio's net assets and at March 31, 2002 was $10,618,305,771, representing 56.5% of the

Portfolio's net assets. The Fund's investment in Belvedere Capital at March 31, 2003 was $1,294,107,014 representing 15.4% of Belvedere Capital's net assets and at March 31, 2002 was $1,821,919,684, representing 17.2% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2003 totaled $32,398,573, of which $5,013,423 was allocated to the Fund. Investment income allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2002 totaled $27,289,011, of which $4,799,499 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2003 totaled $9,667,954, of which $1,499,634 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2002 totaled $11,408,561, of which $2,005,160 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $502,717 for the three months ended March 31, 2003, representing $14,821 of operating expenses and $487,896 of service fees. Belvedere Capital allocated additional expenses to the Fund of $681,052 for the three months ended March 31, 2002, representing $16,857 of operating expenses and $664,195 of service fees.

A summary of the Portfolio's Statement of Assets and Liabilities, at March 31, 2003, December 31, 2002 and March 31, 2002 and its operations for the three months ended March 31, 2003, the year ended December 31, 2002 and the three months ended March 31, 2002 follows:

                                          March 31,            December 31,            March 31,
                                             2003                  2002                   2002
                                     --------------------- ---------------------- ---------------------
Investments, at value                     $13,797,517,752       $ 14,544,149,182      $ 18,699,529,315
Other assets                                   24,535,362             70,073,039           137,094,099
------------------------------------ --------------------- ---------------------- ---------------------

Total assets                              $13,822,053,114       $ 14,614,222,221      $ 18,836,623,414
Total liabilities                              73,659,303             42,700,633            54,877,430
------------------------------------ --------------------- ---------------------- ---------------------

Net Assets                                $13,748,393,811       $ 14,571,521,588      $ 18,781,745,984
==================================== ===================== ====================== =====================
Dividends and interest                    $    53,431,732       $    213,292,082      $     48,561,319
------------------------------------ --------------------- ---------------------- ---------------------
Investment adviser fee                    $    15,490,999       $     71,564,552      $     19,634,596
Other expenses                                    477,083              2,577,489               654,041
------------------------------------ --------------------- ---------------------- ---------------------
Total expenses                            $    15,968,082       $     74,142,041      $     20,288,637
------------------------------------ --------------------- ---------------------- ---------------------
Net investment income                     $    37,463,650       $    139,150,041      $     28,272,682
Net realized losses                           (62,969,970)          (459,996,840)         (111,417,095)
Net change in unrealized
    appreciation (depreciation)              (649,928,537)        (3,312,547,564)          229,264,275
------------------------------------ --------------------- ---------------------- ---------------------
Net increase (decrease) in net
  assets from operations                  $  (675,434,857)      $ (3,633,394,363)     $    146,119,862
------------------------------------ --------------------- ---------------------- ---------------------

4 Cancelable Interest Rate Swap Agreements

Belair Capital has entered into cancelable interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements, Belair Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of March 31, 2003 and December 31, 2002, Belair Capital has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc., as listed below.

    Notional                                       Initial                           Unrealized        Unrealized
    Amount                                         Optional          Final           Depreciation      Depreciation
    (000's          Fixed      Floating            Termination       Termination     At March 31,      At December 31,
    omitted)        Rate       Rate                Date              Date            2003              2002
------------------------------------------------------------------------------------------------------------------------
    $120,000        6.715%     LIBOR+0.45%          2/03             2/05            $      - *        $   592,865
      50,000         6.84%     LIBOR+0.45%          2/03             2/05                   - *            253,428
     150,000        6.835%     LIBOR+0.45%          4/03             4/05               372,842          2,209,596
      20,000         6.67%     LIBOR+0.45%          6/03             2/05               227,665            462,191
      75,000         6.68%     LIBOR+0.45%          6/03             2/05               855,492          1,736,787
      80,000        6.595%     LIBOR+0.45%          6/03             2/05               896,708          1,820,237
      14,709         6.13%     LIBOR+0.45%         11/03             2/05               420,035            553,844
      34,951         6.34%     LIBOR+0.45%          2/04             2/05             1,429,992          1,729,610
       5,191         6.49%     LIBOR+0.45%          2/04             2/05               223,334            269,419
      24,902        7.077%     LIBOR+0.45%          7/04             2/05             1,700,586          1,906,989
      10,471         7.37%     LIBOR+0.45%          9/04             2/05               836,922            922,144
      19,149         7.89%     LIBOR+0.45%          2/04             2/05             1,047,594          1,284,855
      70,000         7.71%     LIBOR+0.45%          2/05             2/05             7,114,514          7,625,973
------------------------------------------------------------------------------------------------------------------------
                                                                                     $15,125,685       $21,367,938
------------------------------------------------------------------------------------------------------------------------

     *    Agreement was terminated on the Initial Optional Termination Date.

5 Debt - Credit Facility

Effective March 31, 2003, Belair Capital reduced its loan commitment to $700,000,000 from $790,000,000 at December 31, 2002. There were no other changes to the terms of the Credit Facility during the quarter ended March 31, 2003.

6 Segment Information

Belair Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Capital. The Portfolio is a diversified investment company of equity securities that emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Capital, Belair Capital invests in real estate assets through its subsidiary Belair Real Estate Corporation (Belair Real Estate). Belair Real Estate invests directly in Partnership Preference Units and debt and equity investments in private real estate companies, and indirectly in real property through a controlled subsidiary, Bel Residential Properties Trust. At March 31, 2002, Belair Real Estate's controlled subsidiaries also included Katahdin Property Trust, LLC.

Belair Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income or loss, net realized gain (loss), and unrealized gain (loss). The accounting policies of the reportable segments are the same as those for Belair Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

FOR THE THREE MONTHS ENDED                            TAX-MANAGED GROWTH          REAL
MARCH 31, 2003                                            PORTFOLIO*             ESTATE                TOTAL
---------------------------------------------------- --------------------- -------------------- --------------------
Revenue                                                    $    3,011,072       $   15,240,385      $    18,251,457
Interest expense on mortgages                                           -           (2,386,111)          (2,386,111)
Interest expense on Credit Facility                                     -           (2,497,895)          (2,497,895)
Interest expense on swap contracts                                      -           (5,087,071)          (5,087,071)
Operating expenses                                               (503,739)          (3,370,259)          (3,873,998)
Minority interest in net income of controlled
  subsidiaries                                                          -             (172,159)            (172,159)
---------------------------------------------------- --------------------- -------------------- --------------------
NET INVESTMENT INCOME                                      $    2,507,333       $    1,726,890      $     4,234,223
Net realized loss                                              (5,896,539)          (2,021,516)          (7,918,055)
Change in unrealized gain (loss)                              (61,019,845)          29,946,284          (31,073,561)
---------------------------------------------------- --------------------- -------------------- --------------------
NET INCREASE (DECREASE) IN NET ASSETS FROM
  OPERATIONS OF REPORTABLE SEGMENTS                        $  (64,409,051)      $   29,651,658      $   (34,757,393)
---------------------------------------------------- --------------------- -------------------- --------------------

Segment assets                                             $1,294,107,014       $  581,919,608      $ 1,876,026,622
Segment liabilities                                             1,484,684          668,327,710          669,812,394
---------------------------------------------------- --------------------- -------------------- --------------------
NET ASSETS OF REPORTABLE SEGMENTS                          $1,292,622,330       $  (86,408,102)     $ 1,206,214,228
---------------------------------------------------- --------------------- -------------------- --------------------


FOR THE THREE MONTHS ENDED                            TAX-MANAGED GROWTH          REAL
MARCH 31, 2002                                            PORTFOLIO*             ESTATE                TOTAL
---------------------------------------------------- --------------------- -------------------- --------------------
Revenue                                                    $    2,113,287       $   20,272,011      $    22,385,298
Interest expense on mortgages                                           -           (4,363,735)          (4,363,735)
Interest expense on Credit Facility                                     -           (3,288,876)          (3,288,876)
Interest expense on swap contracts                                      -           (7,360,327)          (7,360,327)
Operating expenses                                               (697,752)          (5,684,404)          (6,382,156)
Minority interest in net income of controlled
  subsidiaries                                                          -             (660,952)            (660,952)
---------------------------------------------------- --------------------- -------------------- --------------------
NET INVESTMENT INCOME (LOSS)                               $    1,415,535       $   (1,086,283)     $       329,252
Net realized loss                                             (11,269,064)            (614,855)         (11,883,919)
Change in unrealized gain (loss)                               22,404,942            5,015,124           27,420,066
---------------------------------------------------- --------------------- -------------------- --------------------
NET INCREASE IN NET ASSETS FROM OPERATIONS OF
  REPORTABLE SEGMENTS                                      $   12,551,413       $    3,313,986      $    15,865,399
---------------------------------------------------- --------------------- -------------------- --------------------

Segment assets                                             $1,821,919,684       $  702,396,302      $ 2,524,315,986
Segment liabilities                                                     -          818,110,001          818,110,001
---------------------------------------------------- --------------------- -------------------- --------------------
NET ASSETS OF REPORTABLE SEGMENTS                          $1,821,919,684       $ (115,713,699)     $ 1,706,205,985
---------------------------------------------------- --------------------- -------------------- --------------------

* Belair Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Capital.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the three months ended March 31, 2003 and March 31, 2002:

                                                                    THREE MONTHS ENDED         THREE MONTHS ENDED
                                                                      MARCH 31, 2003             MARCH 31, 2002
                                                                   ----------------------     ----------------------
Revenue:
  Revenues from reportable segments                                   $   18,251,457              $   22,385,298
  Unallocated revenue                                                         42,797                       7,226
                                                                   --------------------  ---------------------------
TOTAL REVENUE                                                         $   18,294,254              $   22,392,524
                                                                   --------------------  ---------------------------

Net increase (decrease) in net assets from operations:
  Net (decrease) increase in net assets from operations of
     reportable segments                                              $  (34,757,393)             $   15,865,399
  Unallocated revenue                                                         42,797                       7,226
  Unallocated expenses **                                                   (240,979)                   (343,879)
                                                                   --------------------  ---------------------------
TOTAL NET (DECREASE) INCREASE IN NET ASSETS FROM OPERATIONS           $  (34,955,575)             $   15,528,746
                                                                   --------------------  ---------------------------

** Unallocated expenses include costs of Belair Capital to operate the Fund such as servicing expenses, as well as other miscellaneous administrative costs of Belair Capital.

Net assets:
  Net assets of reportable segments                                   $1,206,214,228              $1,706,205,985
  Unallocated cash                                                         1,892,306                   1,172,243
  Short-term investments                                                   1,431,070                           -
  Other assets                                                                     -                      91,795
  Loan payable - Credit Facility                                         (10,615,380)                (16,313,070)
  Other liabilities                                                         (112,013)                   (160,045)
                                                                   --------------------  ---------------------------
TOTAL NET ASSETS                                                      $1,198,810,211              $1,690,996,908
                                                                   --------------------  ---------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "might," "expect," "anticipate," "estimate," and similar words, although some forward-looking statements are expressed differently. The actual results of Belair Capital Fund LLC (the Fund) could differ materially from those contained in the forward-looking statements due to a number of factors. The Fund undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Factors that could affect the Fund's performance include a decline in the U.S. stock markets or in general economic conditions, adverse developments affecting the real estate industry or fluctuations in interest rates.

The following discussion should be read in conjunction with the Fund's unaudited condensed consolidated financial statements and related notes in Item 1 above.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2003, COMPARED TO THE QUARTER ENDED MARCH 31, 2002

PERFORMANCE OF THE FUND.(1) The Fund's total return was -2.81% for the quarter ended March 31, 2003. This return reflects a decrease in the Fund's net asset value per share from $92.38 to $89.32 and a distribution of $0.49 per share during the quarter. For comparison, the Standard & Poor's 500 Index (the S&P
500), an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of -3.15% over the same period.(2) The performance of the Fund outperformed that of the Tax-Managed Growth Portfolio (the Portfolio) by approximately 1.9% during the period. Last year, the Fund had a total return performance of 0.94% for the quarter ended March 31, 2002. This return reflected an increase in the Fund's net asset value per share from $117.39 to $118.49. For comparison, the S&P 500 had a total return of 0.28% over the same period.(2) The performance of the Fund outperformed that of the Portfolio by approximately 0.11% during the period.

PERFORMANCE OF THE PORTFOLIO. War angst coupled with rising oil prices, domestic terrorist fears, and negative investor sentiment contributed to continued market volatility in the first quarter of 2003. The quarter was marked by a few leadership reversals from the same period last year. Particularly of note was the dominance of large capitalization and growth related stocks, and the divergence in performance of growth oriented sectors and sub-industries during the quarter. Most major domestic benchmarks experienced negative returns and only two of the S&P 500 sectors had gains during the period.

The best performing sector of the S&P 500 during the first quarter of 2003 was health care, while the telecommunications services sector continued to trail the performance of the S&P 500. Market leading industries in the first quarter included computer software, biotechnology, and managed health care. Defensive groups such as food distributors, material manufacturing, and drug retailing realized weaker quarterly returns during the period.

In this challenging environment, the performance of the Portfolio trailed that of the overall market mostly due to lower exposure to more aggressive sectors and industries. During the quarter, Boston Management and Research (Boston Management), the Portfolio's investment adviser, emphasized industrials and consumer staples sectors, a continuing theme from last year. While this emphasis has been productive in prior periods, it hurt Portfolio returns during the first quarter of 2003. Relatively stronger stock selection within the airfreight and logistics, personal products and beverages sub-industries partially offset the negative performance of these sectors during the quarter.

Boston Management gradually increased the Portfolio's exposure to the energy sector (particularly the oil and gas industries) during the quarter to a relatively higher allocation from its neutral standing versus the S&P 500 last year. Boston Management slightly trimmed the Portfolio's positions in the healthcare and financial sectors from last year's levels, primarily due to fundamental and political headwinds. Lack of earnings visibility in the information technology sector prompted a continued underweight allocation versus the S&P 500. The Portfolio also underweighted the telecommunications services sector during the quarter, which was the S&P 500's worst performing sector during the period. Boston Management believes that these sector shifts are appropriate for the longer-term positioning of the Portfolio.

------------------------------
(1) Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that Shares, when redeemed, may be worth more or less than their original cost.
(2)  It is not possible to invest directly in an Index.

PERFORMANCE OF REAL ESTATE INVESTMENTS. For the quarter ended March 31, 2003, the Fund's real estate operations conducted through a Real Estate Joint Venture reflected weakening multifamily market fundamentals and the uncertain outlook for the U.S. economy as a whole. Rental income decreased to $5.6 million for the quarter ended March 31, 2003 from $11.5 million for the quarter ended March 31, 2002, a decrease of $5.9 million or 51%, while property operating expenses (before debt service and excluding certain operating expenses of Belair Real Estate Corporation (Belair Real Estate) of approximately $0.8 million) decreased to $2.5 million for the quarter ended March 31, 2003 from $4.5 million for the quarter ended March 31, 2002, a decrease of $2.0 million or 44%. The declines in rental income and property operating expenses were principally due to the Fund's sale of its investment in Katahdin Property Trust, LLC (Katahdin) in May 2002. However, during the quarter ended March 31, 2003, Real Estate Joint Venture operations also were affected by deteriorating multifamily market fundamentals in most regions with falling occupancy levels and rising rent concessions. Given the continued uncertain outlook for the U.S. economy as a whole, expectations are that real estate operating results in 2003 will be modestly below the levels of 2002.

Due primarily to the sale of the Fund's investment in Katahdin during 2002, the estimated fair value of the real properties held through Real Estate Joint Ventures was lower at the end of the first quarter of 2003 compared to the first quarter of 2002. At March 31, 2003, the estimated fair value of the real properties held through Real Estate Joint Ventures was $157.1 million compared to $328.3 million at March 31, 2002, a decrease of $171.2 million or 52%. The decrease in estimated fair value of the real properties was also due, in part, to modest decreases in property values that resulted from declines in near-term earnings expectations and the economic downturn. The Fund recognized unrealized depreciation of the estimated fair value of its other real estate investments of $0.4 million for the quarter ended March 31, 2003. Despite weaker market conditions, declines in asset values for multifamily properties have generally been modest as decreases in capitalization rates have largely offset declining income level expectations.

For the quarter ended March 31, 2003, the Fund's investments in Partnership Preference Units generally benefited from declining interest rate levels and tightening spreads in income-oriented securities, particularly in real estate-related securities. As a result, the Fund recognized approximately, $24.1 million of unrealized appreciation in the estimated fair value of the
Partnership Preference Units during the quarter ended March 31, 2003. The estimated fair value of the Fund's Partnership Preference Units totaled $411.4 million at March 31, 2003 compared to $355.1 million at March 31, 2002, an increase of $56.3 million or 16%, primarily due to purchases of Partnership Preference Units as well as appreciation recognized due to market conditions similar to the first quarter 2003 market conditions described above. Dividends received from the Partnership Preference Units for the quarter ended March 31, 2003 totaled $9.7 million compared to $8.7 million for the quarter ended March 31, 2002, an increase of $1.0 million or 11%. During March 2003, Belair Real Estate exchanged Partnership Preference Units of one issuer for an equity interest in, and notes receivable of, private real estate companies formerly affiliated with such issuer. The estimated value of these investments at March 31, 2003 was approximately $4.0 million.

PERFORMANCE OF INTEREST RATE SWAPS. For the quarter ended March 31, 2003, interest rate swap valuations appreciated modestly by approximately $6.2 million, as initial optional termination dates moved closer. Approximately 79% of existing notional contract amounts will reach optional termination over the next four quarters. Offsetting the appreciation were minimal interest rate decreases during the first quarter of 2003 in contrast to interest rate increases during the first quarter of 2002. Valuations appreciated by approximately $7.5 million for the quarter ended March 31, 2002, due to increases in swap rates during the period.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the loan commitment under the Fund's revolving credit facility (the Credit Facility) was reduced to $700,000,000. The Fund had outstanding borrowings of $530,760,000, a letter of credit of $1,400,000 and unused loan commitments of $167,840,000 at March 31, 2003. The Credit Facility is being used primarily to finance the Fund's equity in its real estate investments and will continue to be used for such purpose in the future. The Credit Facility will also provide for any short-term liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder for these purposes.

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

As of March 31, 2003 and 2002, the unrealized depreciation related to the interest rate swap agreements was $15,125,685 and $22,348,493, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Fund's  discussion  and analysis of its  financial  condition and results of operations are based upon the Fund's (unaudited) condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Fund to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Fund bases these estimates, judgments and assumptions on historical experience and on other various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

The value of interest rate swaps may be subject to wide swings in valuation caused principally by changes in interest rates. Interest rate swaps may be difficult to value since such instruments may be considered illiquid. Fluctuations in the value of Partnership Preference Units derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund with respect to its borrowings. Fluctuations in the value of real estate investments derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns, property-specific concerns and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund. Changes in the valuation of Partnership Preference Units not offset by changes in the valuation of interest rate swap agreements or other interest rate hedges entered into by the Fund and changes in the value of other real estate investments will cause the performance of the Fund to deviate from the performance of the Portfolio.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Fund's Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Venture. The interest rate on borrowings under the Fund's Credit Facility is reset at regular intervals based on a fixed and predetermined premium to LIBOR for short-term extensions of credit. The Fund utilizes cancelable interest rate swap agreements to fix the cost of its borrowings under the Credit Facility and to mitigate the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with three-month LIBOR. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floor and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The value of Partnership Preference Units and, to a lesser degree, the Real Estate Joint Venture is sensitive to interest rate risk. Increases in interest rates generally will have an adverse affect on the value of Partnership Preference Units and the Real Estate Joint Venture.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 4 to the unaudited condensed consolidated financial statements in Item 1.

                                                       Interest Rate Sensitivity
                                       Cost, Principal (Notional) Amount by Contractual Maturity
                                                 For the Twelve Months Ended March 31,
                                                                                                                   Estimated
                                     2004         2005          2006-2008       Thereafter          Total         Fair Value
                                   --------- ---------------- -------------- ----------------- ---------------- ----------------
Rate sensitive liabilities:
----------------------------------
Long-term debt:
----------------------------------
Fixed-rate mortgages                                                             $112,630,517     $112,630,517     $132,000,000
Average interest rate                                                                   8.33%            8.33%
----------------------------------
Variable-rate Credit Facility                   $530,769,000                                      $530,769,000     $530,769,000
Average interest rate                                  1.73%                                             1.73%
--------------------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative
 financial instruments:
----------------------------------
Pay fixed/receive variable
interest rate swap contracts                    $504,373,000                                      $504,373,000    $(15,125,685)
Average pay rate                                       6.89%                                             6.89%
Average receive rate                                   1.73%                                             1.73%
--------------------------------------------------------------------------------------------------------------------------------
Rate sensitive investments:
----------------------------------
Fixed-rate Partnership
Preference Units:
----------------------------------
Bradley Operating Limited
Partnership, 8.875% Series B
Cumulative Redeemable Perpetual
Preferred Units, Callable
2/23/04, Current Yield: 9.09%                                                    $ 22,521,852     $ 22,521,852      $24,970,765
----------------------------------
Camden Operating Limited
Partnership, 8.50% Series B
Cumulative Redeemable Perpetual
Preferred Units, Callable
2/23/04, Current Yield: 8.32%                                                    $ 27,384,494     $ 27,384,494      $28,105,000
----------------------------------
Colonial Realty Limited
Partnership, 8.875% Series B
Cumulative Redeemable Perpetual
Preferred Units, Callable
2/23/04, Current Yield: 8.87%                                                    $ 44,807,072     $ 44,807,072      $48,529,100
----------------------------------
Kilroy Realty, L.P., 8.075%
Series A Cumulative Redeemable
Preferred Units, Callable
2/06/03, Current Yield: 8.95%                                                    $ 28,800,000     $ 28,800,000      $25,971,264
----------------------------------

----------------------------------
Liberty Property L.P., 9.25%
Series B Cumulative Redeemable
Preferred Units, Callable
7/28/04, Current Yield: 8.91%                                                    $ 30,875,000     $ 30,875,000      $32,048,250
----------------------------------
MHC Operating Limited
Partnership, 9% Series D
Cumulative Redeemable Perpetual
Preference Units, Callable
9/29/04, Current Yield: 9.08%                                                    $ 50,000,000     $ 50,000,000      $49,560,000
----------------------------------
National Golf Operating
Partnership, L.P., 9.30% Series
A Cumulative Redeemable
Preferred Units, Callable
3/4/03, Current Yield: 9.37%                                                     $ 31,454,184     $ 31,454,184      $32,771,529
----------------------------------
National Golf Operating
Partnership, L.P., 9.30% Series
B Cumulative Redeemable
Preferred Units, Callable
7/28/04, Current Yield: 9.31%                                                    $  5,000,000     $  5,000,000      $ 4,996,000
----------------------------------
PSA Institutional Partners,
L.P., 9.50% Series N Cumulative
Redeemable Perpetual Preferred
Units, Callable 3/17/05, Current
Yield: 9.07%                                                                     $ 48,250,000     $ 48,250,000      $50,546,700
----------------------------------
Price Development Company, L.P.,
8.95% Series B Cumulative
Redeemable Preferred Partnership
Interests, Callable 7/28/04,
Current Yield: 9.61%                                                             $ 30,625,000     $ 30,625,000      $28,530,250
----------------------------------
Regency Centers, L.P., 8.125%
Series A Cumulative Redeemable
Preferred Units, Callable
6/25/05, Current Yield: 8.09%                                                    $ 30,000,0000    $ 30,000,000      $30,132,000
----------------------------------
Summit Properties Partnership
L.P., 8.95% Series B Cumulative
Redeemable Perpetual Preferred
Units, Callable 4/29/04, Current
Yield: 9.07%                                                                     $ 29,625,000     $ 29,625,000      $29,222,100
----------------------------------
Urban Shopping Centers, L.P.,
9.45% Series D Cumulative
Redeemable Perpetual Preferred
Units, Callable 10/01/04,
Current Yield: 9.10%                                                             $ 25,000,000     $ 25,000,000      $25,972,700
----------------------------------
Fixed-rate investment in note
  receivable:
----------------------------------
Fixed-rate note receivable, 8%                                                   $  2,094,814     $  2,094,814      $ 2,094,814
----------------------------------

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, Eaton Vance Management (Eaton Vance), as the Fund's manager, and the Fund's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

As the Fund's manager, the complete and entire management, control and operation of the Fund are vested in Eaton Vance. The Fund's organizational structure does not provide for a board of directors or a board audit committee. As such, the Fund's Chief Executive Officer and Chief Financial Officer intend to report any significant deficiency in the design or operation of internal controls which could adversely affect the Fund's ability to record, process, summarize and report financial data, and any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund's internal controls to Eaton Vance.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Although in the ordinary course of business, the Fund, Belair Real Estate and Belair Real Estate's controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which any of them is subject.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the three months ended March 31, 2003.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     (a)  The  following  is a list of all  exhibits  filed as part of this Form
          10-Q:

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K:

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on May 15, 2003.


                                BELAIR CAPITAL FUND LLC
                                (Registrant)


                                By:     /s/ Michelle A. Alexander
                                        ----------------------------------------
                                        Michelle A. Alexander
                                        Chief Financial Officer
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

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

Date: May 15, 2003

                                /s/ Thomas E. Faust Jr.
                                -------------------------------------
                                Thomas E. Faust Jr.
                                Chief Executive Officer

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

Date: May 15, 2003

                                /s/ Michelle A. Alexander
                                ---------------------------------------
                                Michelle A. Alexander
                                Chief Financial Officer

                                  EXHIBIT INDEX


99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002