Form 10-Q
period 2003-06-30
BELAIR CAPITAL FUND LLC
filed 2003-08-14
CIK 1050816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------
                          Commission File No. 000-25767
                                              ---------


                             Belair Capital Fund LLC
                             -----------------------
             (Exact name of registrant as specified in its charter)

      Massachusetts                                     04-3404037
      -------------                                     ----------
(State of organization)                    ( I.R.S. Employer Identification No.)

       The Eaton Vance Building
           255 State Street
        Boston, Massachusetts                                            02109
----------------------------------------                                 -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number:                                      617-482-8260
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

                                YES X      NO
                                    ----     ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                YES X      NO
                                    ----     ----

                             BELAIR CAPITAL FUND LLC
                               Index to Form 10-Q

PART I FINANCIAL INFORMATION                                                Page

Item 1. Condensed Consolidated Financial Statements                            3

       Condensed Consolidated Statements of Assets and Liabilities as of
       June 30, 2003 (Unaudited) and December 31, 2002                         3

       Condensed Consolidated Statements of Operations (Unaudited) for the
       Three Months Ended June 30, 2003 and June 30, 2002 and
       for the Six Months Ended June 30, 2003 and June 30, 2002                4

       Condensed Consolidated Statements of Changes in Net Assets
       (Unaudited) for the Six Months Ended June 30, 2003 and June 30, 2002    6

       Condensed Consolidated Statements of Cash Flows (Unaudited)
       for the Six Months Ended June 30, 2003 and June 30, 2002                7

       Financial Highlights (Unaudited) for the Six Months Ended
       June 30, 2003                                                           9

       Notes to Condensed Consolidated Financial Statements
       as of June 30, 2003 (Unaudited)                                        10

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             15

Item 3. Quantitative and Qualitative Disclosures About Market Risk            19

Item 4. Controls and Procedures                                               22

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                     22

Item 2. Changes in Securities and Use of Proceeds                             22

Item 3. Defaults Upon Senior Securities                                       22

Item 4. Submission of Matters to a Vote of Security Holders                   22

Item 5. Other Information                                                     22

Item 6. Exhibits and Reports on Form 8-K                                      23

SIGNATURES                                                                    24

EXHIBIT INDEX                                                                 25

PART I.   FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
------------------------------------------------------------------------------------------------------------------------------------

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                                                                         June 30, 2003            December 31,
                                                                                          (Unaudited)                 2002
                                                                                          --------------        --------------
Assets:
    Investment in Belvedere Capital Fund Company LLC
       (Belvedere Capital)                                                                $1,436,699,926        $1,361,415,813
    Investment in Partnership Preference Units                                               414,357,194           391,195,982
    Investment in other real estate                                                          162,764,564           157,492,935
    Short-term investments                                                                             -             3,426,881
                                                                                          --------------        --------------
Total investments                                                                         $2,013,821,684        $1,913,531,611
    Cash                                                                                       6,746,964            16,067,430
    Escrow deposits - restricted                                                                  80,503             1,073,943
    Receivable for investments sold                                                                    -             4,952,435
    Dividends and interest receivable                                                          4,586,711             5,327,452
    Other assets                                                                               1,191,716             1,285,939
                                                                                          --------------        --------------
Total assets                                                                              $2,026,427,578        $1,942,238,810
                                                                                          --------------        --------------

Liabilities:
    Loan payable - Credit Facility                                                        $  532,769,000        $  540,769,000
    Mortgage payable                                                                         112,630,517           112,630,517
    Open interest rate swap contracts, at value                                               10,911,798            21,367,938
    Swap interest payable                                                                      1,376,146             5,029,500
    Security deposits                                                                            405,333               403,844
    Accrued expenses:
       Interest expense                                                                        1,695,805             1,787,051
       Property taxes                                                                            814,939               705,965
       Other expenses and liabilities                                                            384,601               706,227
    Minority interests in controlled subsidiaries                                             13,505,282            13,031,112
                                                                                          --------------        --------------
Total liabilities                                                                         $  674,493,421        $  696,431,154
                                                                                          --------------        --------------

Net assets                                                                                $1,351,934,157        $1,245,807,656

                                                                                          --------------        --------------
Shareholders' Capital                                                                     $1,351,934,157        $1,245,807,656
                                                                                          --------------        --------------

Shares Outstanding                                                                            13,135,313            13,485,660
                                                                                          --------------        --------------

Net asset value and redemption price per Share                                            $       102.92        $        92.38
                                                                                          --------------        --------------


                         See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

                                                         Three Months       Three Months        Six Months          Six Months
                                                        Ended June 30,     Ended June 30,     Ended June 30,      Ended June 30,
                                                             2003              2002               2003                2002
                                                        ---------------    ---------------    ---------------     ---------------
Investment Income:
    Dividends allocated from Belvedere Capital
      (net of foreign taxes of $92,086, $94,275,
      $152,043 and $119,279, respectively)              $    5,051,085     $    5,276,280     $    9,972,661      $    9,920,640
    Interest allocated from Belvedere Capital                  158,005            124,003            249,852             279,142
    Expenses allocated from Belvedere Capital               (2,122,158)        (2,576,957)        (4,124,509)         (5,263,169)
                                                        ---------------    ---------------    ---------------     ---------------
    Net investment income allocated from
      Belvedere Capital                                 $    3,086,932     $    2,823,326     $    6,098,004      $    4,936,613
    Dividends from Partnership Preference Units              9,656,110          9,400,673         19,308,901          18,137,848
    Rental income                                            5,483,433          7,626,858         11,067,605          19,134,774
    Interest                                                    63,229             32,686            109,448              66,832
                                                        ---------------    ---------------    ---------------     ---------------
Total investment income                                 $   18,289,704     $   19,883,543     $   36,583,958      $   42,276,067
                                                        ---------------    ---------------    ---------------     ---------------

Expenses:
    Investment advisory and administrative fees         $    1,352,111     $    1,526,847     $    2,637,073      $    3,160,169
    Property management fees                                   222,039            307,859            444,666             771,106
    Servicing fees                                             131,906            148,286            247,720             316,379
    Interest expense on mortgages                            2,386,111          3,045,319          4,772,222           7,409,054
    Interest expense on Credit Facility                      2,422,481          3,324,638          4,971,353           6,715,232
    Interest expense on swap contracts                       4,875,697          7,526,723         11,984,376          14,887,050
    Property and maintenance expenses                        1,567,507          1,928,651          3,117,760           4,540,126
    Property taxes and insurance                               751,907            904,025          1,506,554           2,352,995
    Amortization of deferred expenses                                -             27,365              9,099              54,429
    Miscellaneous                                              183,543            132,364            310,141             404,510
                                                        ---------------    ---------------    ---------------     ---------------
Total expenses                                          $   13,893,302     $   18,872,077     $   30,000,964      $   40,611,050
                                                        ---------------    ---------------    ---------------     ---------------

Net investment income before
    minority interest in net income of
    controlled subsidiary                               $    4,396,402     $    1,011,466     $    6,582,994      $    1,665,017
Minority interest in net income
    of controlled subsidiary                                  (149,592)          (353,710)          (321,751)         (1,014,662)
                                                        ---------------    ---------------    ---------------     ---------------
                                                        $    4,246,810     $      657,756     $    6,261,243      $      650,355
                                                        ---------------    ---------------    ---------------     ---------------


                         See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                         Three Months       Three Months        Six Months          Six Months
                                                        Ended June 30,     Ended June 30,     Ended June 30,      Ended June 30,
                                                             2003              2002               2003                2002
                                                        ---------------    ---------------    ---------------     ---------------
Realized and Unrealized Gain (Loss)
   Net realized gain (loss) -
     Investment transactions from Belvedere
        Capital (identified cost basis)                 $    3,705,353     $ (129,614,629)    $   (2,191,186)    $ (140,883,693)
     Investment transactions in Partnership
        Preference Units (identified cost basis)                     -                  -                 92           (614,855)
     Investment transactions in other real estate                    -         (9,540,011)                 -         (9,540,011)
                                                        ---------------    ---------------    ---------------    ---------------
   Net realized gain (loss)                             $    3,705,353     $ (139,154,640)    $   (2,191,094)    $ (151,038,559)
                                                        ---------------    ---------------    ---------------    ---------------

   Change in unrealized appreciation
     (depreciation) -
      Investment in Belvedere Capital
         (identified cost basis)                        $  165,762,777     $  (83,763,480)    $  104,742,932     $  (61,358,538)
      Investments in Partnership Preference Units
         (identified cost basis)                             3,001,536         11,429,104         27,138,712          9,393,932
      Investments in other real estate
         (net of minority interests in unrealized
         gain (loss) of controlled subsidiaries of
         $519,169, $(683,217), $170,020
         and $(214,303), respectively)                         670,139         (2,235,555)           236,994         (2,704,469)
      Interest rate swap contracts                           4,213,887         (5,388,714)        10,456,140          2,130,496
                                                        ---------------    ---------------    ---------------    ---------------

   Net change in unrealized appreciation
     (depreciation)                                     $  173,648,339     $  (79,958,645)    $  142,574,778     $  (52,538,579)
                                                        ---------------    ---------------    ---------------    ---------------

   Net realized and unrealized gain (loss)              $  177,353,692     $ (219,113,285)    $  140,383,684     $ (203,577,138)
                                                        ---------------    ---------------    ---------------    ---------------

   Net increase (decrease) in net assets
     from operations                                    $  181,600,502     $ (218,455,529)    $  146,644,927     $ (202,926,783)
                                                        ===============    ===============    ===============    ===============


                         See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

                                                                                           Six Months             Six Months
                                                                                         Ended June 30,         Ended June 30,
                                                                                             2003                    2002
                                                                                        ----------------       ----------------
Increase (Decrease) in Net Assets:
    Net investment income                                                               $     6,261,243        $       650,355
    Net realized loss from investment transactions                                           (2,191,094)          (151,038,559)
    Net change in unrealized appreciation (depreciation)
      of investments                                                                        142,574,778            (52,538,579)
                                                                                        ----------------       ----------------
Net increase (decrease) in net assets from operations                                   $   146,644,927        $  (202,926,783)
                                                                                        ----------------       ----------------

Transactions in Fund Shares -
    Net asset value of Fund Shares issued to Shareholders in
      payment of distributions declared                                                 $     2,956,829        $             -
    Net asset value of Fund Shares redeemed                                                 (36,867,282)           (45,221,183)
                                                                                        ----------------       ----------------
Net decrease in net assets from Fund Share transactions                                 $   (33,910,453)       $   (45,221,183)
                                                                                        ----------------       ----------------

Distributions -
    Distributions to Shareholders                                                       $    (6,607,973)       $             -
                                                                                        ----------------       ----------------
Total distributions                                                                     $    (6,607,973)       $             -
                                                                                        ----------------       ----------------

Net increase (decrease) in net assets                                                   $   106,126,501        $  (248,147,966)

Net assets:
    At beginning of period                                                              $ 1,245,807,656        $ 1,687,637,826
                                                                                        ----------------       ----------------
    At end of period                                                                    $ 1,351,934,157        $ 1,439,489,860
                                                                                        ================       ================


                         See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                           Six Months             Six Months
                                                                                         Ended June 30,         Ended June 30,
                                                                                             2003                    2002
                                                                                        ----------------       ----------------
Cash Flows From (For) Operating Activities -
Net increase (decrease) in net assets from operations                                   $ 146,644,927          $(202,926,783)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows from operating activities -
      Amortization of debt issuance costs                                                      81,161                105,576
      Amortization of deferred expenses                                                         9,099                 54,429
      Net investment income allocated from Belvedere Capital                               (6,098,004)            (4,936,613)
      Decrease (increase) in escrow deposits                                                  993,440                 (5,390)
      Decrease in receivable for investments sold                                           4,952,435                      -
      Increase in interest receivable from other real estate                                  (65,074)                     -
      Decrease (increase) in other assets                                                       3,963               (237,693)
      Decrease (increase) in dividends and interest receivable                                740,741             (5,172,141)
      (Decrease) increase in interest payable for open swap contracts                      (3,653,354)               230,105
      Decrease in security deposits, accrued interest and accrued
        other expenses and liabilities                                                       (411,383)               (33,954)
      Decrease in cash in connection with sale of majority
        interest in controlled subsidiary                                                           -             (2,429,734)
      Increase (decrease) in accrued property taxes                                           108,974               (532,664)
      Purchases of Partnership Preference Units                                                     -            (30,488,829)
      Proceeds from sale of investments in other real estate                                        -             32,965,765
      Proceeds from sale of Partnership Preference Units                                            -             18,708,345
      Improvements to rental property                                                        (821,949)              (747,548)
      Net (increase) decrease in investment in Belvedere Capital                           (3,500,000)             1,864,615
      Decrease in minority interest                                                                 -                (52,500)
      Decrease in short-term investments                                                    3,426,881              4,559,775
      Minority interest in net income of controlled subsidiary                                321,751              1,014,662
      Net realized loss from investment transactions                                        2,191,094            151,038,559
      Net change in unrealized (appreciation) depreciation of
        investments                                                                      (142,574,778)            52,538,579
                                                                                        ----------------       ----------------
Net cash flows from operating activities                                                $   2,349,924          $  15,516,561

Cash Flows From (For) Financing Activities -
    Repayment of Credit Facility                                                        $  (8,000,000)         $ (15,000,000)
    Payments for Fund Shares redeemed                                                          (1,646)            (3,290,609)
    Distributions paid to Shareholders                                                     (3,651,144)                     -
    Distributions paid to minority shareholders                                               (17,600)            (1,098,369)
                                                                                        ----------------       ----------------
Net cash flows for financing activities                                                 $ (11,670,390)         $ (19,388,978)

Net decrease in cash                                                                    $  (9,320,466)         $  (3,872,417)

Cash at beginning of period                                                             $  16,067,430          $   6,540,394
                                                                                        ----------------       ----------------
Cash at end of period                                                                   $   6,746,964          $   2,667,977
                                                                                        ================       ================


                         See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                           Six Months             Six Months
                                                                                         Ended June 30,         Ended June 30,
                                                                                             2003                    2002
                                                                                        ----------------       ----------------
Supplemental Disclosure and Non-cash Investing and
     Financing Activities -
      Interest paid on loan - Credit Facility                                           $     4,933,537        $    6,957,413
      Interest paid on swap contracts                                                   $    15,637,730        $   14,656,945
      Interest paid on mortgages                                                        $     4,691,061        $    7,956,582
      Market value of securities distributed in payment of
         redemptions                                                                    $    36,865,637        $   41,930,574
      Partnership Preference Units exchanged for a real estate equity
         investment and an investment in note receivable                                $    (3,977,592)       $            -
      Market value of real estate equity investment                                     $     1,907,012        $            -
      Investment in note receivable                                                     $     2,070,580        $            -
      Market value of real property and other assets, net
         of current liabilities, disposed of in conjunction with
         sale of real estate investment in Katahdin                                     $             -        $  169,610,451
      Mortgage disposed of in conjunction with sale of
         real estate investment in Katahdin                                             $             -        $  115,850,000


                         See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC as of June 30, 2003
Condensed Consolidated Financial Statements (Continued)

Financial Highlights (Unaudited)

For the Six Months Ended June 30, 2003
------------------------------------------------------------------------------------------------------------------------------------
Net asset value - Beginning of period                                                                    $       92.380
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations
------------------------------------------------------------------------------------------------------------------------------------
Net investment income (6)                                                                                $        0.468
Net realized and unrealized gain                                                                                 10.562
------------------------------------------------------------------------------------------------------------------------------------
Total income from operations                                                                             $       11.030
------------------------------------------------------------------------------------------------------------------------------------

Distributions
------------------------------------------------------------------------------------------------------------------------------------
Distributions to Shareholders                                                                            $       (0.490)
------------------------------------------------------------------------------------------------------------------------------------
Total distributions                                                                                      $       (0.490)
------------------------------------------------------------------------------------------------------------------------------------

Net asset value - End of period                                                                          $      102.920
------------------------------------------------------------------------------------------------------------------------------------

Total Return (1)                                                                                                  11.99%
------------------------------------------------------------------------------------------------------------------------------------

                                                                               As a Percentage            As a Percentage
                                                                               of Average Net             of Average Gross
Ratios                                                                           Assets (5)                 Assets (2)(5)
------------------------------------------------------------------------------------------------------------------------------------
Expenses of Consolidated Real Property Subsidiaries
    Interest and other borrowing costs  (7)                                     0.56%    (8)                0.37%     (8)
    Operating expenses  (7)                                                     0.60%    (8)                0.40%     (8)
Belair Capital Fund LLC Expenses
    Interest and other borrowing costs  (4)                                     2.71%    (8)                1.82%     (8)
    Investment advisory and administrative fees,
       servicing fees and other Fund operating expenses (3)(4)                  1.16%    (8)                0.78%     (8)
                                                                               ------------------------------------------
Total expenses                                                                  5.03%    (8)                3.37%     (8)

Net investment income                                                           1.00%    (8)                0.67%     (8)
------------------------------------------------------------------------------------------------------------------------------------

Supplemental Data
------------------------------------------------------------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                                                                $    1,351,934
Portfolio Turnover of Tax-Managed Growth Portfolio (the Portfolio)                                                   11%
------------------------------------------------------------------------------------------------------------------------------------
(1)    Returns are calculated by determining the percentage change in net asset value with all distributions reinvested.  Total return is not computed on an annualized basis.
(2)    Average Gross Assets is defined as the average daily amount of all assets of Belair Capital Fund LLC (Belair Capital) (not including its investment in Belair Real Estate Corporation (Belair Real Estate)) plus all assets of Belair Real Estate minus the sum of their liabilities other than the principal amount of money borrowed.  For this purpose, the assets of Belair Real
       Estate's controlled subsidiary are reduced by the proportionate interests therein of investors other than Belair Real Estate.
(3)    Includes Belair Capital's share of Belvedere Capital Fund Company LLC's allocated expenses, including those expenses allocated from the Portfolio.
(4)    Includes the expenses of Belair Capital and Belair Real Estate.  Does not include expenses of the real estate subsidiary majority-owned by Belair Real Estate.
(5)    For the purpose of calculating ratios, the income and expenses of Belair Real Estate's controlled subsidiary are reduced by the proportionate interests therein of investors other than Belair Real Estate.
(6)    Calculated using average shares outstanding.
(7)    Includes Belair Real Estate's proportional share of expenses incurred by its majority-owned subsidiary.
(8)    Annualized.


                         See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC as of June 30, 2003
Notes To Condensed Consolidated Financial Statements (Unaudited)

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

The balance sheet at December 31, 2002 has been derived from the December 31, 2002 audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

Certain  amounts  in  the  prior  period's  condensed   consolidated   financial
statements   have  been   reclassified   to  conform  with  the  current  period
presentation.

2 Investment Transactions

The following table summarizes the Fund's investment transactions for the six months ended June 30, 2003 and June 30, 2002:

                                                                SIX MONTHS ENDED        SIX MONTHS ENDED
                  INVESTMENT TRANSACTION                          JUNE 30, 2003           JUNE 30, 2002
------------------------------------------------------------------------------------------------------------
Increases in investment in Belvedere Capital                           $   4,000,000          $  69,951,562
Decreases in investment in Belvedere Capital                           $  37,365,637          $ 113,746,750
Purchases of Partnership Preference Units                              $           -          $  30,488,829
Sales of Partnership Preference Units (1)                              $           -          $  18,708,345
Sales of other real estate (2)                                         $           -          $  32,965,765
------------------------------------------------------------------------------------------------------------

(1) Sales of Partnership Preference Units during the six months ended June 30, 2002 include Partnership Preference Units sold to other funds sponsored by Eaton Vance Management (Eaton Vance) for which a loss of $775,295 was recognized.
(2) During the six months ended June 30, 2002, Belair Real Estate Corporation (Belair Real Estate) sold its majority interest in Katahdin Property Trust LLC (Katahdin) to another fund sponsored by Eaton Vance. A loss of $9,540,011 was recognized on the transaction.

During the six months ended June 30, 2003, the Fund exchanged Partnership Preference Units in the amount of $3,977,592 for an equity investment in two private real estate companies affiliated with the issuer of such formerly held Partnership Preference Units and a note receivable in the amounts of $1,907,012 and $2,070,580, respectively. The secured note receivable earns interest of 8% per annum and matures in February 2013 or on demand.

3 Indirect Investment in Portfolio

The following table summarizes the Fund's investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Capital), for the six months ended June 30, 2003 and June 30, 2002, including allocations of income and expenses for the respective periods then ended:

                                                                    SIX MONTHS ENDED       SIX MONTHS ENDED
                                                                      JUNE 30, 2003          JUNE 30, 2002
---------------------------------------------------------------------------------------------------------------
Belvedere Capital's interest in the Portfolio (1)                        $9,599,217,401         $9,414,074,868
The Fund's investment in Belvedere Capital (2)                           $1,436,699,926         $1,578,920,235
Income allocated to Belvedere Capital from the Portfolio                  $  66,798,353          $  59,178,086
Income allocated to the Fund from Belvedere Capital                       $  10,222,513          $  10,199,782
Expenses allocated to Belvedere Capital from the Portfolio                $  20,113,419          $  22,716,704
Expenses allocated to the Fund from Belvedere Capital                     $   4,124,509          $   5,263,169
---------------------------------------------------------------------------------------------------------------

(1) As of June 30, 2003 and 2002, the value of Belvedere Capital's interest in the Portfolio represents 61.7% and 57.0% of the Portfolio's net assets, respectively.
(2) As of June 30, 2003 and 2002, the Fund's investment in Belvedere Capital represents 15.0% and 16.8% of Belvedere Capital's net assets, respectively.

A summary of the Portfolio's Statement of Assets and Liabilities at June 30, 2003, December 31, 2002 and June 30, 2002 and its operations for the six months ended June 30, 2003, for the year ended December 31, 2002 and for the six months ended June 30, 2002 follows:

                                           June 30,            December 31,             June 30,
                                             2003                  2002                   2002
                                     ------------------------------------------------------------------
Investments, at value                    $ 15,616,951,272       $ 14,544,149,182      $ 16,438,266,069
Other assets                                   26,660,614             70,073,039           258,245,026
-------------------------------------------------------------------------------------------------------
Total assets                             $ 15,643,611,886       $ 14,614,222,221      $ 16,696,511,095
Total liabilities                              93,843,137             42,700,633           171,302,142
-------------------------------------------------------------------------------------------------------
Net assets                               $ 15,549,768,749       $ 14,571,521,588      $ 16,525,208,953
=======================================================================================================
Dividends and interest                   $    109,393,140       $    213,292,082      $    104,789,317
-------------------------------------------------------------------------------------------------------
Investment adviser fee                   $     31,979,032       $     71,564,552      $     38,983,369
Other expenses                                    985,298              2,577,489             1,249,484
-------------------------------------------------------------------------------------------------------
Total expenses                           $     32,964,330       $     74,142,041      $     40,232,853
-------------------------------------------------------------------------------------------------------
Net investment income                    $     76,428,810       $    139,150,041      $     64,556,464
Net realized losses                           (29,306,399)          (459,996,840)         (198,388,599)
Net change in unrealized
    appreciation (depreciation)             1,126,151,279         (3,312,547,564)       (1,921,047,828)
-------------------------------------------------------------------------------------------------------
Net increase (decrease) in net
    assets from operations               $  1,173,273,690       $ (3,633,394,363)     $ (2,054,879,963)
-------------------------------------------------------------------------------------------------------

4 Cancelable Interest Rate Swap Agreements

Belair Capital has entered into cancelable interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements, Belair Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of June 30, 2003 and December 31, 2002, Belair Capital has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc. as listed below.

                                                      Initial                                         Unrealized
Notional Amount                                      Optional                       Unrealized       Depreciation
    (000's          Fixed          Floating         Termination      Maturity      Depreciation     At December 31,
   omitted)         Rate             Rate              Date            Date      At June 30, 2003        2002
----------------------------------------------------------------------------------------------------------------------
       $120,000       6.715%  LIBOR+0.45%              2/03            2/05              $      -*        $   592,865
         50,000        6.84%  LIBOR+0.45%              2/03            2/05                     -*            253,428
        150,000       6.835%  LIBOR+0.45%              4/03            4/05                     -*          2,209,596
         20,000        6.67%  LIBOR+0.45%              6/03            2/05                     -*            462,191
         75,000        6.68%  LIBOR+0.45%              6/03            2/05                     -*          1,736,787
         80,000       6.595%  LIBOR+0.45%              6/03            2/05                     -*          1,820,237
         14,709        6.13%  LIBOR+0.45%              11/03           2/05                258,737            553,844
         34,951        6.34%  LIBOR+0.45%              2/04            2/05              1,049,507          1,729,610
          5,191        6.49%  LIBOR+0.45%              2/04            2/05                165,072            269,419
         24,902       7.077%  LIBOR+0.45%              7/04            2/05              1,431,871          1,906,989
         10,471        7.37%  LIBOR+0.45%              9/04            2/05                727,188            922,144
         19,149        7.89%  LIBOR+0.45%              2/04            2/05                763,652          1,284,855
         70,000        7.71%  LIBOR+0.45%              2/05            2/05              6,515,771          7,625,973
----------------------------------------------------------------------------------------------------------------------
                                                                                      $ 10,911,798       $ 21,367,938
----------------------------------------------------------------------------------------------------------------------

*    Agreement was terminated on the Initial Optional Termination Date.

5 Debt

Credit Facility - Effective on July 15, 2003, Belair Capital refinanced the existing Credit Facility with Merrill Lynch International Bank Limited with two new credit arrangements (collectively, the New Credit Facility) totaling $615,000,000. The New Credit Facility has a seven-year maturity and will expire on June 25, 2010. Belair Capital's obligations under the New Credit Facility are secured by a pledge of its assets, excluding the assets of Bel Residential Properties Trust (Bel Residential).

The credit arrangement with DrKW Holdings, Inc. is for $515,000,000. This credit arrangement accrues interest at a rate of one-month LIBOR + 0.30% per annum. As of July 15, 2003, outstanding borrowings under this credit arrangement totaled $515,000,000.

The credit arrangement with Merrill Lynch Mortgage Capital is for $100,000,000 and includes the ability to issue letters of credit up to $10,000,000. This credit arrangement accrues interest at a rate of one-month LIBOR + 0.38% per annum. A commitment fee of 0.10% per annum is paid on the unused commitment amount. Belair Capital pays all fees associated with issuing the letters of credit. As of July 15, 2003, outstanding borrowings under this credit arrangement totaled $17,769,000, as well as one letter of credit outstanding for $1,354,068. The letter of credit was issued as a substitute for funding certain mortgage escrow accounts required by the lender of Bel Residential. The letter of credit expires in 2004 and automatically extends for one-year periods, not to extend beyond June 15, 2010. Fees paid or accrued under the terms of the letter of credit issued under the existing Credit Facility totaled $5,372, for the six months ended June 30, 2003.

6 Segment Information

Belair Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Capital. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Capital, Belair Capital invests in real estate assets through its subsidiary Belair Real Estate. Belair Real Estate invests directly in Partnership Preference Units and debt and equity investments in private real estate companies, and indirectly in real property through a controlled subsidiary, Bel Residential. At June 30, 2002, Belair Real Estate's controlled subsidiaries also included Katahdin (for the period from January 1, 2002 through May 21, 2002).

Belair Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and unrealized gain (loss). The accounting policies of the reportable segments are the same as those for Belair Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

FOR THE THREE MONTHS ENDED                              TAX-MANAGED GROWTH          REAL
JUNE 30, 2003                                               PORTFOLIO*             ESTATE               TOTAL
---------------------------------------------------------------------------------------------------------------------
Revenue                                                  $    3,086,932     $  15,191,521      $    18,278,453
Interest expense on mortgages                                         -        (2,386,111)          (2,386,111)
Interest expense on Credit Facility                                   -        (2,324,317)          (2,324,317)
Interest expense on swap contracts                                    -        (4,875,697)          (4,875,697)
Operating expenses                                             (543,486)       (3,455,002)          (3,998,488)
Minority interest in net income of controlled
  subsidiaries                                                        -          (149,592)            (149,592)
---------------------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                                    $    2,543,446     $   2,000,802      $     4,544,248
Net realized gain                                             3,705,353                 -            3,705,353
Change in unrealized gain (loss)                            165,762,777         7,885,562          173,648,339
---------------------------------------------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS FROM OPERATIONS OF
  REPORTABLE SEGMENTS                                    $  172,011,576     $   9,866,364      $   181,897,940
---------------------------------------------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED                              TAX-MANAGED GROWTH          REAL
JUNE 30, 2002                                               PORTFOLIO*             ESTATE               TOTAL
---------------------------------------------------------------------------------------------------------------------
Revenue                                                  $    2,823,326     $  17,042,453      $    19,865,779
Interest expense on mortgages                                         -        (3,045,319)          (3,045,319)
Interest expense on Credit Facility                                   -        (3,292,051)          (3,292,051)
Interest expense on swap contracts                                    -        (7,526,723)          (7,526,723)
Operating expenses                                             (671,138)       (4,037,741)          (4,708,879)
Minority interest in net income of controlled
  subsidiaries                                                        -          (353,710)            (353,710)
---------------------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME (LOSS)                             $    2,152,188     $  (1,213,091)     $       939,097
Net realized loss                                          (129,614,629)       (9,540,011)        (139,154,640)
Change in unrealized gain (loss)                            (83,763,480)        3,804,835          (79,958,645)
---------------------------------------------------------------------------------------------------------------------
NET DECREASE IN NET ASSETS FROM OPERATIONS OF
  REPORTABLE SEGMENTS                                    $ (211,225,921)    $  (6,948,267)     $  (218,174,188)
---------------------------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED                                TAX-MANAGED GROWTH          REAL
JUNE 30, 2003                                               PORTFOLIO*             ESTATE               TOTAL
---------------------------------------------------------------------------------------------------------------------
Revenue                                                  $    6,098,004     $  30,456,141      $    36,554,145
Interest expense on mortgages                                         -        (4,772,222)          (4,772,222)
Interest expense on Credit Facility                                   -        (4,822,212)          (4,822,212)
Interest expense on swap contracts                                    -       (11,984,376)         (11,984,376)
Operating expenses                                           (1,047,225)       (6,825,261)          (7,872,486)
Minority interest in net income of controlled
  subsidiaries                                                        -          (321,751)            (321,751)
---------------------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                                    $    5,050,779     $   1,730,319      $     6,781,098
Net realized (loss) gain                                     (2,191,186)               92           (2,191,094)
Change in unrealized gain (loss)                            104,742,932        37,831,846          142,574,778
---------------------------------------------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS FROM OPERATIONS OF
  REPORTABLE SEGMENTS                                    $  107,602,525     $  39,562,257      $   147,164,782
---------------------------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED                                TAX-MANAGED GROWTH          REAL
JUNE 30, 2002                                               PORTFOLIO*             ESTATE               TOTAL
---------------------------------------------------------------------------------------------------------------------
Revenue                                                  $    4,936,613     $  37,314,464      $    42,251,077
Interest expense on mortgages                                         -        (7,409,054)          (7,409,054)
Interest expense on Credit Facility                                   -        (6,580,927)          (6,580,927)
Interest expense on swap contracts                                    -       (14,887,050)         (14,887,050)
Operating expenses                                           (1,368,890)       (9,722,145)         (11,091,035)
Minority interest in net income of controlled

  subsidiaries                                                        -        (1,014,662)          (1,014,662)
---------------------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME (LOSS)                             $    3,567,723     $  (2,299,374)     $     1,268,349
Net realized loss                                          (140,883,693)      (10,154,866)        (151,038,559)
Change in unrealized gain (loss)                            (61,358,538)        8,819,959          (52,538,579)
---------------------------------------------------------------------------------------------------------------------
NET DECREASE IN NET ASSETS FROM OPERATIONS OF
  REPORTABLE SEGMENTS                                    $ (198,674,508)    $  (3,634,281)     $  (202,308,789)
---------------------------------------------------------------------------------------------------------------------

                                                        TAX-MANAGED GROWTH          REAL
AT JUNE 30, 2003                                            PORTFOLIO*             ESTATE               TOTAL
---------------------------------------------------------------------------------------------------------------------
Segment assets                                           $1,436,699,926     $ 586,131,417      $ 2,022,831,343
Segment liabilities                                                   -       658,365,805          658,365,805
---------------------------------------------------------------------------------------------------------------------
NET ASSETS OF REPORTABLE SEGMENTS                        $1,436,699,926     $ (72,234,388)     $ 1,364,465,538
---------------------------------------------------------------------------------------------------------------------

AT DECEMBER 31, 2002
---------------------------------------------------------------------------------------------------------------------
Segment assets                                           $1,366,368,248     $ 558,359,888      $ 1,924,728,136
Segment liabilities                                                   -       685,527,420          685,527,420
---------------------------------------------------------------------------------------------------------------------
NET ASSETS OF REPORTABLE SEGMENTS                        $1,366,368,248     $(127,167,532)     $ 1,239,200,716
---------------------------------------------------------------------------------------------------------------------
*Belair Capital invests  indirectly in Tax-Managed  Growth Portfolio through Belvedere Capital.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

                                               THREE MONTHS      THREE MONTHS       SIX MONTHS            SIX MONTHS
                                                  ENDED              ENDED            ENDED                 ENDED
                                              JUNE 30, 2003      JUNE 30, 2002     JUNE 30, 2003        JUNE 30, 2002
                                             ----------------- ------------------ ------------------ -------------------
Revenue:
  Revenue from reportable segments               $ 18,278,453    $   19,865,779       $  36,554,145      $   42,251,077
  Unallocated revenue                                  11,251            17,764              29,813              24,990
                                             ----------------- ------------------ ------------------ -------------------
TOTAL REVENUE                                    $ 18,289,704    $   19,883,543       $  36,583,958      $   42,276,067
                                             ----------------- ------------------ ------------------ -------------------

Net increase (decrease) in net assets from
  operations:
  Net increase (decrease) in net assets
     from operations of reportable segments      $181,897,940    $ (218,174,188)      $ 147,164,782      $ (202,308,789)
  Unallocated revenue                                  11,251            17,764              29,813              24,990
  Unallocated expenses **                            (308,689)         (299,105)           (549,668)           (642,984)
                                             ----------------- ------------------ ------------------ -------------------
TOTAL NET INCREASE (DECREASE) IN NET
  ASSETS FROM OPERATIONS                         $181,600,502    $ (218,455,529)      $ 146,644,927      $ (202,926,783)
                                             ----------------- ------------------ ------------------ -------------------

** Unallocated expenses include Belair Capital's cost to operate the Fund such as servicing fees, as well as other miscellaneous administrative costs of Belair Capital.

                                                                                                         DECEMBER 31,
                                                                                    JUNE 30, 2003            2002
                                                                                  ------------------ -------------------
Net assets:
  Net assets of reportable segments                                                 $ 1,364,465,538     $ 1,239,200,716
  Unallocated cash                                                                        3,596,235          14,074,693
  Short-term investments                                                                          -           3,426,881
  Other assets                                                                                    -               9,100
  Loan payable - Credit Facility                                                        (15,983,070)        (10,815,380)
  Other liabilities                                                                        (144,546)            (88,354)
                                                                                  ------------------ -------------------
TOTAL NET ASSETS                                                                    $ 1,351,934,157     $ 1,245,807,656
                                                                                  ------------------ -------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2003 COMPARED TO THE QUARTER ENDED JUNE 30, 2002

PERFORMANCE OF THE FUND.1 The Fund's total return was 15.23% for the quarter ended June 30, 2003. This return reflects an increase in the Fund's net asset value per share from $89.32 to $102.92 during the period. For comparison, the Standard & Poor's 500 Index (the S&P 500), an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of 15.39% over the same period. The performance of the Fund exceeded that of Tax-Managed Growth Portfolio (the Portfolio) by approximately 1.69% during the period. Last year, the Fund had a total return performance of -13.07% for the quarter ended June 30, 2002. This return reflected a decrease in the Fund's net asset value per share from $118.49 to $103.00 during the period. For comparison, the S&P 500 had a total return of -13.39% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 1.43% during that period.

PERFORMANCE OF THE PORTFOLIO. The total return of the Portfolio for the quarter ended June 30, 2003 was 13.54% compared to the 15.39% return achieved by the S&P 500 over the same period. The S&P 500 enjoyed a strong rally in the quarter, posting its best quarterly return since the fourth quarter of 1998. Encouraging fiscal and monetary policies, resilient consumer spending and positive earnings momentum contributed to the market's strength during the period. In general, small capitalization stocks outperformed large capitalization holdings during the quarter and value investing outperformed growth, a continuing theme from the same period last year. The total return of the Portfolio for the quarter ended June 30, 2002 was -11.64%.

The performance of the Portfolio trailed the performance of the S&P 500 during the quarter ended June 30, 2003 primarily due to the Portfolio's relatively more defensive tilt and its de-emphasis of stocks considered by the Portfolio's investment adviser, Boston Management and Research (Boston Management), to be of lower quality. Higher volatility, lower quality stocks exhibited strong momentum across most industry groups during the period.

The Portfolio's sector allocation during the quarter remained very similar to its positioning relative to the S&P 500 during the year ended December 31, 2002, with no major sector or industry shifts. The Portfolio's exposure to pharmaceuticals in the health care sector and media investments in the consumer discretionary sector was particularly beneficial to the Portfolio's performance during the quarter.

Boston Management remained cautious in the technology and telecommunications sectors during the quarter, maintaining an underweight allocation comparable to the same period a year ago. The Portfolio continued its de-emphasis of stocks in the semiconductor equipment, peripherals, and wireless telecommunication industries. This posture has added to performance over longer time periods and during the same period a year ago, but hindered the Portfolio's performance during the second quarter of 2003.

The Portfolio's overweight of the industrials sector in the areas of airfreight logistics and aerospace and defense, another continuing theme from last year, detracted from quarterly results, but has positively contributed to the Portfolio's longer-term returns. The Portfolio's continued de-emphasis of the utilities and materials sectors and the quality of its stock selection in those sectors was beneficial to performance during the quarter.

1 Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that Shares, when redeemed, may be worth more or less than their original cost. Comparison to the S&P 500 is for reference only. It is not possible to invest directly in an index.

PERFORMANCE OF REAL ESTATE INVESTMENTS. The Fund's real estate investments include Partnership Preference Units and an interest in a Real Estate Joint Venture. For the quarter ended June 30, 2003, the Fund's investments in Partnership Preference Units continued to benefit from declining interest rates and tightening spreads in income-oriented securities, particularly in real estate-related securities. At June 30, 2003, the estimated fair value of the Fund's Partnership Preference Units totaled $414.4 million compared to $397.0 million at June 30, 2002, an increase of $17.4 million or 4%. The Fund saw unrealized appreciation of the estimated fair value in its Partnership Preference Units of approximately $3.0 million during the quarter ended June 30, 2003 compared to approximately $11.4 million for the quarter ended June 30, 2002. Dividends received from Partnership Preference Units for the quarter ended June 30, 2003 totaled $9.7 million compared to $9.4 million for the quarter ended June 30, 2002, an increase of $0.3 million or 3%.

The Fund conducts its real estate operations through a Real Estate Joint Venture that is majority-owned by Belair Real Estate Corporation (Belair Real Estate), a controlled subsidiary of the Fund. During the quarter ended June 30, 2003, the Fund's real estate operations continued to be impacted by weaker multifamily market fundamentals, as well as the uncertain outlook for the U.S. economy. The Fund's sale of its interest in Katahdin Property Trust LLC (Katahdin) in May 2002 reduced the scope of the Fund's real estate activities for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002.

Rental income from real estate operations decreased to $5.5 million for the quarter ended June 30, 2003 from $7.6 million for the quarter ended June 30, 2002, a decrease of $2.1 million or 28%. While this decrease in rental income principally resulted from the sale of the Fund's interest in Katahdin in 2002, rental income was also affected by increased rent concessions or reduced apartment rental rates and lower occupancy levels at properties owned by the Fund's remaining Real Estate Joint Venture, a trend that continued from 2002.

Property operating expenses decreased to $2.5 million for the quarter ended June 30, 2003 from $3.1 million for the quarter ended June 30, 2002, a decrease of $0.6 million or 19% (property operating expenses are before debt service and certain operating expenses of Belair Real Estate of approximately $1.0 million for the quarter ended June 30, 2003 and approximately $0.9 million for the quarter ended June 30, 2002). The decrease in operating expenses was principally due to the sale of the Fund's interest in Katahdin. The decrease was partially offset by modest increases in property and maintenance, taxes and insurance expenses of the Fund's remaining Real Estate Joint Venture. Given the continued uncertain outlook for the U.S. economy as a whole, Boston Management, Belair Real Estate's manager, expects that real estate operating results for the Fund's remaining Real Estate Joint Venture in 2003 will continue to be modestly below the levels of 2002.

At June 30, 2003, the estimated fair value of the real properties held through Belair Real Estate was $158.7 million compared to $156.3 million at June 30, 2002, an increase of $2.4 million or 2% (because the Fund sold its interest in Katahdin in May 2002, estimated property values at June 30, 2002 do not include the Katahdin properties). The modest increase in estimated real property values at June 30, 2003 resulted from declines in capitalization rates in a lower-return environment. Declines in capitalization rates more than offset the impact on property values of lower income level expectations. The Fund saw unrealized appreciation of the estimated fair value in its other real estate investments (which includes Belair Real Estate's interest in a Real Estate Joint Venture) of approximately $0.7 million during the quarter ended June 30, 2003 compared to approximately $2.2 million of unrealized depreciation for the quarter ended June 30, 2002. During the quarter ended June 30, 2002, the Fund sold its interest in Katahdin to another fund advised by Boston Management and recognized a loss of $9.5 million on the transaction.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the quarter ended June 30, 2003, interest rate swap agreement values appreciated by $4.2 million due to the exercise of early termination options on a number of swap agreements and the remaining agreements approaching their initial optional termination dates. The appreciation was offset by a slight decline in swap rates. For the quarter ended June 30, 2002, the value of interest rate swap agreements decreased by $5.4 million due to a decline in swap rates. Approximately 61% of the notional amount of the Fund's existing interest rate swap agreements will reach their initial optional termination dates over the next five quarters and all remaining agreements will expire on February 10, 2005.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

PERFORMANCE OF THE FUND. The Fund's total return was 11.99% for the six months ended June 30, 2003. This return reflects an increase in the Fund's net asset value per share from $92.38 to $102.92 and a distribution of $0.49 per share during the period. For comparison, the S&P 500 had a total return of 11.75% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 3.80% during the period. Last year, the Fund had a total return performance of -12.26% for the six months ended June 30, 2002. This return reflected a decrease in the Fund's net asset value per share from $117.39 to $103.00. For comparison, the S&P 500 had a total return of -13.15% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 1.32% for the six months ended June 30, 2002.

PERFORMANCE OF THE PORTFOLIO. The total return of the Portfolio for the six months ended June 30, 2003 was 8.19% compared to the 11.75% return achieved by the S&P 500 over the same period. Market performance during the first six months of 2003 remained volatile, but markets proved resilient, achieving impressive returns and positively concluding the first half of the year. War angst, questionable economic recovery, and the SARS outbreak were just a few of the factors contributing to increased volatility and unsettled investor sentiment during the period. During the second quarter of 2003, an easing of geopolitical concerns, positive consumer data, a strong housing market, and a low interest rate environment provided significant support and a boost to the equity markets. The Portfolio's total return for the quarter ended June 30, 2002 was -10.94%.

The Portfolio's performance trailed the S&P 500 in the first six months of 2003, mostly due to its lower exposure to higher volatility, lower quality stocks, which were the strongest price performers during the first six months of 2003. Despite this short-term performance, the Portfolio is committed to its investment strategy of seeking quality stocks that are reasonably priced in relation to their fundamental value.

Boston Management continued to de-emphasize health care investments during the period, a directional move initiated last year that has been positive for the Portfolio's relative returns. Boston Management continued to emphasize industrial company investments, especially in the airfreight logistics and aerospace and defense areas, which has helped the Portfolio's longer-term record, but detracted from first half results. The Portfolio also maintained an overweight stance in the consumer discretionary and consumer staples sectors during the period, as it did in the first half of 2002.

Lack of earning visibility during the period reinforced the Portfolio's cautious weighting in the telecommunications and information technology sectors. Both of the aforementioned sectors were de-emphasized last year as well. The Portfolio's underweight of diversified telecommunication service and software holdings relative to the S&P 500 was particularly beneficial to relative performance in the first half of 2003. Boston Management also continued to underweight the Portfolio's exposure to the materials and utilities sectors, a similar stance to last year's allocation.

PERFORMANCE OF REAL ESTATE INVESTMENTS. For the six months ended June 30, 2003, the Fund's investments in Partnership Preference Units generally benefited from declining interest rates and tightening spreads in income-oriented securities, particularly in real estate-related securities. The estimated fair value of the Fund's Partnership Preference Units totaled $414.4 million at June 30, 2003 compared to $397.0 million at June 30, 2002, an increase of $17.4 million or 4%. The Fund saw unrealized appreciation in the estimated fair value of its Partnership Preference Units of approximately $27.1 million during the six months ended June 30, 2003, compared to approximately $9.4 million during the six months ended June 30, 2002. Dividends received from Partnership Preference Units for the six months ended June 30, 2003 totaled $19.3 million compared to $18.1 million for the six months ended June 30, 2002, an increase of $1.2 million or 7%.

Rental income from real estate operations decreased to $11.1 million for the six months ended June 30, 2003 from $19.1 million for the six months ended June 30, 2002, a decrease of $8.0 million or 42%. Property operating expenses decreased to $5.1 million for the six months ended June 30, 2003 from $7.7 million for the six months ended June 30, 2002, a decrease of $2.6 million or 34% (property operating expenses are before debt service and certain operating expenses of Belair Real Estate of approximately $1.7 million for the six months ended June 30, 2003 and approximately $2.0 million for the six months ended June 30, 2002). While these decreases were principally due to the May 2002 sale of the Fund's interest in Katahdin, weaker multifamily market fundamentals in most regions combined with lower occupancy levels and increased rent concessions also impacted results during the period, as did modest increases in operating expenses.

At June 30, 2003, the estimated fair value of the real properties held through Belair Real Estate was $158.7 million compared to $156.3 million at June 30, 2002, an increase of $2.4 million or 2%. The increase was due to modest increases in estimated property values that resulted from declines in capitalization rates in a lower-return environment. The Fund saw unrealized appreciation of the estimated fair value in its other real estate investments of approximately $0.2 million during the six months ended June 30, 2003, compared to approximately $2.7 million of unrealized depreciation during the six months ended June 30, 2002. During the six months ended June 30, 2002, the Fund sold its interest in Katahdin to another fund advised by Boston Management and recognized a loss of $9.5 million on the transaction.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the six months ended June 30, 2003, interest rate swap agreement values appreciated by approximately $10.5 million compared to appreciation of approximately $2.1 million for the six months ended June 30, 2002. The appreciation is primarily due to the exercise of early termination options during the first half of 2003 on a number of swap agreements and the remaining agreements approaching their initial optional termination dates. Swap rates declined during the periods, offsetting some of the appreciation from approaching terminations.

LIQUIDITY AND CAPITAL RESOURCES

Effective July 15, 2003, the Fund refinanced its Credit Facility with Merrill Lynch International Bank by entering into new credit arrangements with DrKW
Holdings, Inc. (DrKW) and Merrill Lynch Mortgage Capital, Inc. (MLMC) (collectively, the New Credit Facility), which together total $615 million. The New Credit Facility is secured by a pledge of the Fund's assets, excluding the assets of Bel Residential Properties Trust, and has a seven-year maturity. The New Credit Facility will expire in June 2010.

The New Credit Facility is primarily used to fund the Fund's equity in real estate investments and will continue to be used for such purpose in the future. The New Credit Facility also provides for selling commissions, organizational expenses and any short-term liquidity needs of the Fund. Under certain circumstances, the Fund may increase the size of the New Credit Facility and the amount of outstanding borrowings thereunder for these purposes.

The Fund has a $515 million credit arrangement with DrKW. Borrowings under the DrKW credit arrangement accrue interest at a rate of one-month LIBOR plus 0.30% per annum. As of July 15, 2003, outstanding borrowings under the DrKW credit arrangement totaled $515 million.

The Fund has a $100 million credit arrangement with MLMC, including up to $10 million under letters of credit. Borrowings under the MLMC credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. As of July 15, 2003, outstanding borrowings under the MLMC credit arrangement totaled $17.8 million, with an additional $1.4 million outstanding under a letter of credit. The unused loan commitment amount totaled approximately $80.8 million. A commitment fee of 0.10% per annum is paid on the unused commitment amount. The Fund pays all fees associated with issuing the letters of credit.

The Fund has entered into interest rate swap agreements with respect to its borrowings and real estate investments. Pursuant to these agreements, the Fund makes quarterly payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments at a predetermined spread to three-month LIBOR. During the terms of the outstanding swap agreements, changes in the underlying values of the swaps are recorded as unrealized gains or losses.

As of June 30, 2003 and June 30, 2002, the unrealized depreciation related to the interest rate swap agreements was $10.9 million and $27.7 million, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Fund's discussion and analysis of its financial condition and results of operations are based upon its unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Fund to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Fund bases these estimates, judgments and assumptions on historical experience and on other various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Fund's critical accounting policies affect the Fund's more significant estimates and assumptions used in valuing the Fund's real estate investments and interest rate swap agreements. Prices are not readily available for these types of investments and therefore they are valued on an ongoing basis by Boston Management, in its capacity as manager of Belair Real Estate, in the case of the real estate investments, and in its capacity as the Fund's investment adviser, in the case of the interest rate swap agreements.

In estimating the value of the Fund's investments in real estate, Boston Management takes into account relevant factors, data and information, including, with respect to investments in Partnership Preference Units, information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments other than Partnership Preference Units are generally stated at estimated fair values, which represent the amount at which the investments could be sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Detailed investment valuations are performed at least annually and reviewed periodically. Interim valuations reflect results of operations and distributions, and may be adjusted if there has been a significant change in economic circumstances since the most recent independent valuation. Given that such valuations include many assumptions, including but not limited to the assumption that the investment could be sold in a transaction between willing parties, values may differ from amounts ultimately realized. Boston Management, as the Fund's investment adviser, determines the value of interest rate swaps, and, in doing so, may consider among other things, dealer and counter-party quotes and pricing models.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Fund's Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Venture. The interest rates on borrowings under the

Fund's Credit Facility are reset at regular intervals based on fixed and predetermined premiums to LIBOR for short-term extensions of credit. The Fund utilizes cancelable interest rate swap agreements to fix the cost of its borrowings under the Credit Facility and to mitigate the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with three-month LIBOR. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The value of Partnership Preference Units and, to a lesser degree, other real estate investments is sensitive to interest rate risk. Increases in interest rates generally will have an adverse affect on the value of Partnership Preference Units and other real estate investments.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 4 to the Fund's unaudited condensed consolidated financial statements in Item 1 above.

                            Interest Rate Sensitivity
            Cost, Principal (Notional) Amount by Contractual Maturity
                      For the Twelve Months Ended June 30,

                                                                                         Estimated
                        2004      2005       2006-2008   Thereafter        Total         Fair Value
-------------------------------------------------------------------------------------------------------
Rate sensitive
liabilities:
------------------------
Long-term debt:
------------------------
Fixed-rate mortgages                                    $112,630,517   $112,630,517    $ 131,000,000
Average interest rate                                           8.33%          8.33%
------------------------
Variable-rate Credit
Facility                      $532,769,000                             $532,769,000    $ 532,769,000
Average interest rate                 1.57%                                    1.57%
------------------------------------------------------------------------------------------------------
Rate sensitive
derivative financial
instruments:
------------------------
Pay fixed/
receive variable
interest rate
swap contracts                $179,373,000                             $179,373,000     $(10,911,798)
Average pay rate                      7.19%                                    7.19%
Average receive rate                  1.57%                                    1.57%
------------------------------------------------------------------------------------------------------
Rate sensitive
investments:
------------------------
Fixed-rate Partnership
Preference Units:
------------------------
Bradley Operating
Limited Partnership,
8.875% Series B
Cumulative Redeemable
Perpetual Preferred
Units, Callable
2/23/04, Current
Yield: 8.82%                                            $ 22,521,852   $ 22,521,852    $  25,748,543

Camden Operating,
L.P., 8.50% Series B
Cumulative Redeemable
Perpetual Preferred
Units, Callable
2/23/04, Current
Yield: 8.34%                                            $ 27,384,494   $ 27,384,494    $  28,039,000

Colonial Realty
Limited Partnership,
8.875% Series B
Cumulative Redeemable
Perpetual Preferred
Units, Callable
2/23/04, Current
Yield: 8.71%                                            $ 44,807,072   $ 44,807,072    $  49,411,800

Kilroy Realty, L.P.,
8.075% Series A
Cumulative Redeemable
Preferred Units,
Callable 2/06/03,
Current Yield: 8.79%                                    $ 28,800,000   $ 28,800,000    $  26,464,147

Liberty Property L.P.,
9.25% Series B
Cumulative Redeemable
Preferred Units,
Callable 7/28/04,
Current Yield: 8.91%                                    $ 30,875,000   $ 30,875,000    $  32,060,600

MHC Operating Limited
Partnership, 9% Series
D Cumulative
Redeemable Perpetual
Preference Units,
Callable 9/29/04,
Current Yield: 8.95%                                    $ 50,000,000   $ 50,000,000    $  50,260,000

National Golf
Operating Partnership,
L.P., 9.30% Series A
Cumulative Redeemable
Preferred Units,
Callable 3/4/03,
Current Yield: 9.89%                                    $ 31,454,184   $ 31,454,184    $  31,047,754

National Golf
Operating Partnership,
L.P., 9.30% Series B
Cumulative Redeemable
Preferred Units,
Callable 7/28/04,
Current Yield: 9.89%                                    $  5,000,000   $  5,000,000    $   4,700,000

PSA Institutional
Partners, L.P., 9.50%
Series N Cumulative
Redeemable Perpetual
Preferred Units,
Callable 3/17/05,
Current Yield: 8.99%                                    $ 48,250,000   $ 48,250,000    $  50,990,600

Price Development
Company, L.P., 8.95%
Series B Cumulative
Redeemable Preferred
Partnership Interests,
Callable 7/28/04,
Current Yield: 9.27%                                    $ 30,625,000   $ 30,625,000    $  29,571,500

Regency Centers, L.P.,
8.125% Series A
Cumulative Redeemable
Preferred Units,
Callable 6/25/03,
Current Yield: 8.09%                                    $ 30,000,000   $ 30,000,000    $  30,132,000

Summit Properties
Partnership, L.P.,
8.95% Series B
Cumulative Redeemable
Perpetual Preferred
Units, Callable
4/29/04, Current
Yield: 8.85%                                            $ 29,625,000   $ 29,625,000    $  29,944,950

Urban Shopping
Centers, L.P., 9.45%
Series D Cumulative
Redeemable Perpetual
Preferred Units,
Callable 10/01/04,                                      $ 25,000,000   $ 25,000,000    $  25,986,300
Current Yield: 9.09%
------------------------
Note Receivable:
------------------------
Fixed-rate note
receivable, 8%
                                                        $  2,135,654   $  2,135,654    $   2,135,654

ITEM 4. CONTROLS AND PROCEDURES.

Eaton Vance Management (Eaton Vance), as the Fund's manager, with the participation of the Fund's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Fund's disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund's disclosure controls and procedures were effective. There were no changes in the Fund's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

As the Fund's manager, the complete and entire management, control and operation of the Fund are vested in Eaton Vance. The Fund's organizational structure does not provide for a board of directors or a board audit committee. As such, the Fund's Chief Executive Officer and Chief Financial Officer intend to report to Eaton Vance any significant deficiency in the design or operation of internal control over financial reporting which could adversely affect the Fund's ability to record, process, summarize and report financial data, and any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund's internal control over financial reporting.

PART II.        OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Although in the ordinary course of business, the Fund, Belair Real Estate and Belair Real Estate's controlled subsidiary may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which any of them is subject.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the three months ended June 30, 2003.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)  The following is a list of all exhibits filed as part of this Form 10-Q:

31.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on August 14, 2003.

                                BELAIR CAPITAL FUND LLC



                                /s/ Michelle A. Alexander
                                --------------------------------
                                Michelle A. Alexander
                                Chief Financial Officer
                                (Duly Authorized Officer and
                                Principal Financial Officer)

                                  EXHIBIT INDEX
                                 -------------

31.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002