Form 10-Q
period 2003-09-30
BELAIR CAPITAL FUND LLC
filed 2003-11-10
CIK 1050816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003
                                               ------------------
                          Commission File No. 000-25767
                                              ---------


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

                                   YES  X      NO
                                       ---       ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   YES  X      NO
                                       ---       ---

                             BELAIR CAPITAL FUND LLC
                               Index to Form 10-Q

PART I  FINANCIAL INFORMATION                                               Page

Item 1. Condensed Consolidated Financial Statements                            3

        Condensed Consolidated Statements of Assets
        and Liabilities as of September 30, 2003 (Unaudited)
        and December 31, 2002                                                  3

        Condensed Consolidated Statements of Operations
        (Unaudited) for the Three Months Ended September 30,
        2003 and 2002 and for the Nine Months Ended September
        30, 2003 and 2002                                                      4

        Condensed Consolidated Statements of Changes in Net
        Assets (Unaudited) for the Nine Months Ended
        September 30, 2003 and 2002                                            6

        Condensed Consolidated Statements of Cash Flows
        (Unaudited) for the Nine Months Ended September
        30, 2003 and 2002                                                      7

        Financial Highlights (Unaudited) for the Nine Months
        Ended September 30, 2003                                               9

        Notes to Condensed Consolidated Financial Statements
        as of September 30, 2003 (Unaudited)                                  10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   16

Item 3. Quantitative and Qualitative Disclosures About Market Risk            20

Item 4. Controls and Procedures                                               22

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                     22

Item 2. Changes in Securities and Use of Proceeds                             22

Item 3. Defaults Upon Senior Securities                                       23

Item 4. Submission of Matters to a Vote of Security Holders                   23

Item 5. Other Information                                                     23

Item 6. Exhibits and Reports on Form 8-K                                      23

SIGNATURES                                                                    24

EXHIBIT INDEX                                                                 25

PART I.   FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
----------------------------------------------------

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                                                                        September 30, 2003         December 31,
                                                                                           (Unaudited)                 2002
                                                                                        ------------------         -------------
Assets:
    Investment in Belvedere Capital Fund Company LLC
      (Belvedere Capital)                                                                  $ 1,458,096,610       $ 1,361,415,813
    Investment in Partnership Preference Units                                                 344,676,082           391,195,982
    Investment in other real estate                                                            163,475,077           157,492,935
    Short-term investments                                                                      45,026,476             3,426,881
                                                                                           ----------------      ----------------
Total investments                                                                          $ 2,011,274,245       $ 1,913,531,611
    Cash                                                                                         4,955,907            16,067,430
    Escrow deposits - restricted                                                                    80,503             1,073,943
    Receivable for investments sold                                                                      -             4,952,435
    Dividends and interest receivable                                                            1,786,885             5,327,452
    Other assets                                                                                 1,163,851             1,285,939
                                                                                           ----------------      ----------------
Total assets                                                                               $ 2,019,261,391       $ 1,942,238,810
                                                                                           ----------------      ----------------

Liabilities:
    Loan payable - Credit Facility                                                         $   503,000,000       $   540,769,000
    Mortgage payable                                                                           112,630,517           112,630,517
    Open interest rate swap agreements, at value                                                 8,503,915            21,367,938
    Swap interest payable                                                                        1,417,600             5,029,500
    Security deposits                                                                              384,847               403,844
    Accrued expenses:
      Interest expense                                                                             940,424             1,787,051
      Property taxes                                                                             1,342,615               705,965
      Other expenses and liabilities                                                               508,599               706,227
    Minority interests in controlled subsidiaries                                                9,816,565            13,031,112
                                                                                           ----------------      ----------------
Total liabilities                                                                          $   638,545,082       $   696,431,154
                                                                                           ----------------      ----------------

Net assets                                                                                 $ 1,380,716,309       $ 1,245,807,656

                                                                                           ----------------      ----------------
Shareholders' Capital                                                                      $ 1,380,716,309       $ 1,245,807,656
                                                                                           ----------------      ----------------

Shares outstanding                                                                              13,018,644            13,485,660
                                                                                           ----------------      ----------------

Net asset value and redemption price per Share                                             $        106.06       $         92.38
                                                                                           ----------------      ----------------

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

                                                          Three Months      Three Months     Nine Months        Nine Months
                                                             Ended             Ended           Ended               Ended
                                                         September 30,     September 30,    September 30,      September 30,
                                                             2003              2002            2003                 2002
                                                         -------------     -------------    -------------      -------------
Investment Income:
    Dividends allocated from Belvedere Capital
      (net of foreign taxes of $43,881, $42,418,
      $195,924 and $161,697, respectively)              $    5,242,711     $    4,726,239   $ 15,215,372     $   14,646,879
    Interest allocated from Belvedere Capital                   43,444            108,312        293,296            387,454
    Expenses allocated from Belvedere Capital               (2,243,700)        (2,186,364)    (6,368,209)        (7,449,533)
                                                        ---------------    ---------------  -------------    ---------------
    Net investment income allocated from
      Belvedere Capital                                 $    3,042,455     $    2,648,187   $  9,140,459     $    7,584,800
    Dividends from Partnership Preference Units              7,776,686          9,400,672     27,085,587         27,538,520
    Rental income                                            5,408,027          5,644,042     16,475,632         24,778,816
    Interest                                                    82,837             16,150        192,285             82,982
                                                        ---------------    ---------------  -------------    ---------------
Total investment income                                 $   16,310,005     $   17,709,051   $ 52,893,963     $   59,985,118
                                                        ---------------    ---------------  -------------    ---------------

Expenses:
    Investment advisory and administrative fees         $    1,371,845     $    1,302,584   $  4,008,918     $    4,462,753
    Property management fees                                   216,118            226,923        660,784            998,029
    Servicing fees                                             136,472            103,797        384,192            420,176
    Interest expense on mortgages                            2,386,112          2,386,112      7,158,334          9,795,166
    Interest expense on Credit Facility                      2,160,493          3,261,594      7,131,846          9,976,826
    Interest expense on swap agreements                      2,444,721          7,767,646     14,429,097         22,654,696
    Property and maintenance expenses                        1,677,834          1,579,825      4,795,594          6,119,951
    Property taxes and insurance                               611,626            821,827      2,118,180          3,174,822
    Amortization of deferred expenses                                -             27,665          9,099             82,094
    Miscellaneous                                              200,650            165,289        510,791            569,799
                                                        ---------------    ---------------  -------------    ---------------
Total expenses                                          $   11,205,871     $   17,643,262   $ 41,206,835     $   58,254,312
                                                        ---------------    ---------------  -------------    ---------------
Net investment income before
    minority interest in net income of
    controlled subsidiary                               $    5,104,134     $       65,789   $ 11,687,128     $    1,730,806
Minority interest in net income
    of controlled subsidiary                                    (3,159)          (171,959)      (324,910)        (1,186,621)
                                                        ---------------    ---------------  -------------    ---------------
Net investment income (loss)                            $    5,100,975     $     (106,170)  $ 11,362,218     $      544,185
                                                        ---------------    ---------------  -------------    ---------------

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                         Three Months      Three Months       Nine Months       Nine Months
                                                            Ended             Ended              Ended            Ended
                                                         September 30,     September 30,     September 30,      Septemer 30,
                                                            2003               2002               2003             2002
                                                         -------------     -------------     -------------      ------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
  Investment transactions from Belvedere
     Capital (identified cost basis)                   $    1,035,691   $   (29,423,656)    $  (1,155,495)    $ (170,307,349)
  Investment transactions in Partnership
     Preference Units (identified cost basis)                 420,584                 -           420,676           (614,855)
  Investment transactions in other real estate                      -                 -                 -         (9,540,011)
                                                       ---------------  ----------------    --------------    ---------------
Net realized gain (loss)                               $    1,456,275   $   (29,423,656)    $    (734,819)    $ (180,462,215)
                                                       ---------------  ----------------    --------------    ---------------

Change in unrealized appreciation
  (depreciation) -
   Investment in Belvedere Capital
      (identified cost basis)                          $   29,558,954   $  (210,483,891)    $ 134,301,886     $ (271,842,429)
   Investments in Partnership Preference Units
      (identified cost basis)                              (1,256,112)       13,987,308        25,882,600         23,381,240
   Investments in other real estate
      (net of minority interests in unrealized
      (loss) gain of controlled subsidiaries of
      $(3,691,876), $202,776, $(3,521,856)
      and $(11,527), respectively)                          3,755,474          (202,776)        3,992,468         (2,907,245)
   Interest rate swap agreements                            2,407,883           (47,205)       12,864,023          2,083,291
                                                       ---------------  ----------------    --------------    ---------------
Net change in unrealized appreciation
  (depreciation)                                       $   34,466,199   $  (196,746,564)    $ 177,040,977     $ (249,285,143)
                                                       ---------------  ----------------    --------------    ---------------

Net realized and unrealized gain (loss)                $   35,922,474   $  (226,170,220)    $ 176,306,158     $ (429,747,358)
                                                       ---------------  ----------------    --------------    ---------------

Net increase (decrease) in net assets
  from operations                                      $   41,023,449   $  (226,276,390)    $ 187,668,376     $ (429,203,173)
                                                       ===============  ================    ==============    ===============

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

                                                                                   Nine Months            Nine Months
                                                                                     Ended                   Ended
                                                                                   September 30,         September 30,
                                                                                      2003                    2002
                                                                                   -------------         -------------
Increase (Decrease) in Net Assets:
    Net investment income                                                       $    11,362,218      $         544,185
    Net realized loss from investment transactions                                     (734,819)          (180,462,215)
    Net change in unrealized appreciation (depreciation)
      of investments                                                                177,040,977           (249,285,143)
                                                                                ----------------     ------------------
Net increase (decrease) in net assets from operations                           $   187,668,376      $    (429,203,173)
                                                                                ----------------     ------------------

Transactions in Fund Shares -
    Net asset value of Fund Shares issued to Shareholders in
      payment of distributions declared                                         $     2,956,829      $               -
    Net asset value of Fund Shares redeemed                                         (49,108,579)           (68,437,211)
                                                                                ----------------     ------------------
Net decrease in net assets from Fund Share transactions                         $   (46,151,750)     $     (68,437,211)
                                                                                ----------------     ------------------

Distributions -
    Distributions to Shareholders                                               $    (6,607,973)     $               -
    Special distributions to Shareholders                                                     -                 (1,188)
                                                                                ----------------     ------------------
Total distributions                                                             $    (6,607,973)     $          (1,188)
                                                                                ----------------     ------------------

Net increase (decrease) in net assets                                           $   134,908,653      $    (497,641,572)

Net assets:
    At beginning of period                                                      $ 1,245,807,656      $   1,687,637,826
                                                                                ----------------     ------------------
    At end of period                                                            $ 1,380,716,309      $   1,189,996,254
                                                                                ================     ==================

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                        Nine Months           Nine Months
                                                                                          Ended                  Ended
                                                                                       September 30,          September 30,
                                                                                           2003                   2002
                                                                                       -------------          -------------
Cash Flows From (For) Operating Activities -
Net increase (decrease) in net assets from operations                                  $ 187,668,376        $ (429,203,173)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows from operating activities -
      Net investment income allocated from Belvedere Capital                              (9,140,459)           (7,584,800)
      Decrease (increase) in escrow deposits                                                 993,440               (10,837)
      Decrease in receivable for investments sold                                          4,952,435                     -
      Increase in interest receivable from other real estate                                (106,923)                    -
      Decrease (increase) in other assets                                                    122,088              (360,657)
      Decrease (increase) in dividends and interest receivable                             3,540,567            (3,680,860)
      (Decrease) increase in interest payable for open swap agreements                    (3,611,900)              358,094
      Decrease in security deposits, accrued interest and accrued
        other expenses and liabilities                                                    (1,063,252)             (180,114)
      Decrease in cash in connection with sale of majority
        interest in controlled subsidiary                                                          -            (2,429,734)
      Increase in accrued property taxes                                                     636,650                29,283
      Purchases of Partnership Preference Units                                                    -           (30,488,829)
      Proceeds from sale of investments in other real estate                                       -            32,965,765
      Proceeds from sales of Partnership Preference Units                                 68,845,584            18,708,345
      Improvements to rental property                                                     (1,427,016)           (1,209,566)
      Net (increase) decrease in investment in Belvedere Capital                          (3,500,000)           13,256,357
      Decrease in minority interest                                                                -               (52,500)
      (Increase) decrease in short-term investments                                      (41,599,595)            3,655,660
      Minority interest in net income of controlled subsidiary                               324,910             1,186,621
      Net realized loss from investment transactions                                         734,819           180,462,215
      Net change in unrealized (appreciation) depreciation of investments               (177,040,977)          249,285,143
                                                                                       --------------       ---------------
Net cash flows from operating activities                                               $  30,328,747        $   24,706,413
                                                                                       --------------       ---------------

Cash Flows From (For) Financing Activities -
    Repayment of Credit Facility                                                       $ (37,769,000)       $  (21,000,000)
    Payments for Fund Shares redeemed                                                         (2,526)           (4,530,073)
    Distributions paid to Shareholders                                                    (3,651,144)                    -
    Distributions paid to minority shareholders                                              (17,600)           (1,355,983)
                                                                                       --------------       ---------------
Net cash flows for financing activities                                                $ (41,440,270)       $  (26,886,056)
                                                                                       --------------       ---------------

Net decrease in cash                                                                   $ (11,111,523)       $   (2,179,643)

Cash at beginning of period                                                            $  16,067,430        $    6,540,394
                                                                                       --------------       ---------------
Cash at end of period                                                                  $   4,955,907        $    4,360,751
                                                                                       ==============       ===============

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                              Nine Months         Nine Months
                                                                                                 Ended              Ended
                                                                                             September 30,       September 30,
                                                                                                  2003              2002
                                                                                             -------------       -------------
Supplemental Disclosure and Non-cash Investing and
     Financing Activities -
      Interest paid on loan - Credit Facility                                              $     7,780,719      $   10,249,157
      Interest paid on swap agreements                                                     $    18,040,997      $   22,296,602
      Interest paid on mortgages                                                           $     7,036,592      $   10,423,855
      Market value of securities distributed in payment of
         redemptions                                                                       $    49,106,053      $   63,437,211
      Partnership Preference Units exchanged for a real estate equity
         investment and an investment in note receivable                                   $    (3,977,592)     $            -
      Market value of real estate equity investment                                        $     1,907,012      $            -
      Investment in note receivable                                                        $     2,070,580      $            -
      Market value of real property and other assets, net
         of current liabilities, disposed of in conjunction with
         sale of other real estate                                                         $             -      $  169,610,451
      Mortgage disposed of in conjunction with sale of
         other real estate                                                                 $             -      $  115,850,000

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC as of September 30, 2003
Condensed Consolidated Financial Statements (Continued)

Financial Highlights (Unaudited)

For the Nine Months Ended September 30, 2003
------------------------------------------------------------------------------------------------------------------------------------
Net asset value - Beginning of period                                                                    $       92.380
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations
------------------------------------------------------------------------------------------------------------------------------------
Net investment income (6)                                                                                $        0.856
Net realized and unrealized gain                                                                                 13.314
------------------------------------------------------------------------------------------------------------------------------------
Total income from operations                                                                             $       14.170
------------------------------------------------------------------------------------------------------------------------------------

Distributions
------------------------------------------------------------------------------------------------------------------------------------
Distributions to Shareholders                                                                            $       (0.490)
------------------------------------------------------------------------------------------------------------------------------------
Total distributions                                                                                      $       (0.490)
------------------------------------------------------------------------------------------------------------------------------------

Net asset value - End of period                                                                          $      106.060
------------------------------------------------------------------------------------------------------------------------------------

Total Return (1)                                                                                                  15.40%
------------------------------------------------------------------------------------------------------------------------------------

                                                                               As a Percentage            As a Percentage
                                                                               of Average Net             of Average Gross
Ratios                                                                           Assets (5)                 Assets (2)(5)
------------------------------------------------------------------------------------------------------------------------------------
Expenses of Consolidated Real Property Subsidiaries
    Interest and other borrowing costs  (7)                                       0.59%(8)                         0.40%(8)
    Operating expenses  (7)                                                       0.63%(8)                         0.43%(8)
Belair Capital Fund LLC Expenses
    Interest and other borrowing costs  (4)                                       2.21%(8)                         1.51%(8)
    Investment advisory and administrative fees,
       servicing fees and other Fund operating expenses (3)(4)                    1.15%(8)                         0.79%(8)
                                                                               -----------------------------------------------------
Total expenses                                                                    4.58%(8)                         3.13%(8)

Net investment income                                                             1.17%(8)                         0.79%(8)
------------------------------------------------------------------------------------------------------------------------------------

Supplemental Data
------------------------------------------------------------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                                                                $    1,380,716
Portfolio Turnover of Tax-Managed Growth Portfolio (the Portfolio)                                                   14%
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

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC as of September 30, 2003
Notes To Condensed Consolidated Financial Statements (Unaudited)

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

2 Investment Transactions

The following table summarizes the Fund's investment transactions for the nine months ended September 30, 2003 and September 30, 2002:

                                                                Nine Months Ended        Nine Months Ended
                  Investment Transaction                       September 30, 2003       September 30, 2002
--------------------------------------------------------------------------------------------------------------
Increases in investment in Belvedere Capital                      $   4,000,000            $  77,481,268
Decreases in investment in Belvedere Capital                      $  49,606,053            $ 154,594,643
Purchases of Partnership Preference Units                         $           -            $  30,488,829
Sales of Partnership Preference Units (1)                         $  68,845,584            $  18,708,345
Sales of other real estate (2)                                    $           -            $  32,965,765
--------------------------------------------------------------------------------------------------------------

(1) Sales of Partnership Preference Units during the nine months ended September 30, 2003 and 2002 include Partnership Preference Units sold to other funds sponsored by Eaton Vance Management (Eaton Vance) for which a loss of $771,250 and $775,295 was recognized, respectively.
(2) During the nine months ended September 30, 2002, Belair Real Estate Corporation (Belair Real Estate) sold its majority interest in Katahdin Property Trust LLC (Katahdin) to another fund sponsored by Eaton Vance. A loss of $9,540,011 was recognized on the transaction.

During the nine months ended September 30, 2003, the Fund exchanged Partnership Preference Units in the amount of $3,977,592 for an equity investment in two private real estate companies affiliated with the issuer of such formerly held Partnership Preference Units and a note receivable in the amounts of $1,907,012 and $2,070,580, respectively. The secured note receivable (valued at $2,070,580 as of September 30, 2003) earns interest of 8% per annum and matures in February 2013 or on demand.

3 Indirect Investment in Portfolio

The following table summarizes the Fund's investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Capital), for the nine months ended September 30, 2003 and September 30, 2002, including allocations of income and expenses for the respective periods then ended:

                                                                         Nine Months Ended       Nine Months Ended
                                                                         September 30, 2003      September 30, 2002
----------------------------------------------------------------------------------------------------------------------
Belvedere Capital's interest in the Portfolio (1)                         $  9,775,572,306        $  8,043,904,602
The Fund's investment in Belvedere Capital (2)                            $  1,458,096,610        $  1,308,342,688
Income allocated to Belvedere Capital from the Portfolio                  $    102,346,416        $     88,799,143
Income allocated to the Fund from Belvedere Capital                       $     15,508,668        $     15,034,333
Expenses allocated to Belvedere Capital from the Portfolio                $     31,352,609        $     32,657,939
Expenses allocated to the Fund from Belvedere Capital                     $      6,368,209        $      7,449,533
Realized loss allocated to Belvedere Capital from the Portfolio           $    (10,803,952)       $   (613,666,720)
Realized loss allocated to the Fund from Belvedere Capital                $     (1,155,495)       $   (170,307,349)
Change in unrealized appreciation (depreciation) allocated to
    Belvedere Capital from the Portfolio                                  $    898,392,188        $ (2,038,582,077)
Change in unrealized appreciation (depreciation) allocated to the
    Fund from Belvedere Capital                                           $    134,301,886        $   (271,842,429)
----------------------------------------------------------------------------------------------------------------------

(1) As of September 30, 2003 and 2002, the value of Belvedere Capital's interest in the Portfolio represents 62.1% and 58.6% of the Portfolio's net assets, respectively.
(2) As of September 30, 2003 and 2002, the Fund's investment in Belvedere Capital represents 14.9% and 16.3% of Belvedere Capital's net assets, respectively.

A summary of the Portfolio's Statement of Assets and Liabilities at September 30, 2003, December 31, 2002 and September 30, 2002 and its operations for the nine months ended September 30, 2003, for the year ended December 31, 2002 and for the nine months ended September 30, 2002 follows:

                                        September 30,          December 31,          September 30,
                                             2003                  2002                   2002
                                     ------------------------------------------------------------------
Investments, at value                 $ 15,720,495,292       $ 14,544,149,182      $ 13,713,440,772
Other assets                                22,166,551             70,073,039            59,906,476
-------------------------------------------------------------------------------------------------------
Total assets                          $ 15,742,661,843       $ 14,614,222,221      $ 13,773,347,248
Total liabilities                              241,245             42,700,633            35,785,860
-------------------------------------------------------------------------------------------------------
Net assets                            $ 15,742,420,598       $ 14,571,521,588      $ 13,737,561,388
=======================================================================================================
Dividends and interest                $    166,725,898       $    213,292,082      $    155,639,717
-------------------------------------------------------------------------------------------------------
Investment adviser fee                $     49,370,631       $     71,564,552      $     55,373,624
Other expenses                               1,730,334              2,577,489             1,956,361
-------------------------------------------------------------------------------------------------------
Total expenses                        $     51,100,965       $     74,142,041      $     57,329,985
-------------------------------------------------------------------------------------------------------
Net investment income                 $    115,624,933       $    139,150,041      $     98,309,732
Net realized losses                        (17,942,587)          (459,996,840)         (503,906,340)
Net change in unrealized
    appreciation (depreciation)          1,449,036,078         (3,312,547,564)       (4,125,048,140)
-------------------------------------------------------------------------------------------------------
Net increase (decrease) in net
    assets from operations            $  1,546,718,424       $ (3,633,394,363)     $ (4,530,644,748)
-------------------------------------------------------------------------------------------------------

4 Cancelable Interest Rate Swap Agreements

Belair Capital has entered into cancelable interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements, Belair Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of September 30, 2003 and December 31, 2002, Belair Capital has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc. as listed below.

   Notional                                           Initial                       Unrealized        Unrealized
    Amount                                           Optional                      Depreciation      Depreciation
    (000's          Fixed          Floating         Termination      Maturity    At September 30,   At December 31,
   omitted)         Rate             Rate              Date            Date            2003              2002
----------------------------------------------------------------------------------------------------------------------
$ 120,000          6.715%         LIBOR+0.45%          2/03            2/05      $         -*      $    592,865
   50,000           6.84%         LIBOR+0.45%          2/03            2/05                -*           253,428
  150,000          6.835%         LIBOR+0.45%          4/03            4/05                -*         2,209,596
   20,000           6.67%         LIBOR+0.45%          6/03            2/05                -*           462,191
   75,000           6.68%         LIBOR+0.45%          6/03            2/05                -*         1,736,787
   80,000          6.595%         LIBOR+0.45%          6/03            2/05                -*         1,820,237
   14,709           6.13%         LIBOR+0.45%         11/03            2/05           95,465            553,844
   34,951           6.34%         LIBOR+0.45%          2/04            2/05          642,739          1,729,610
    5,191           6.49%         LIBOR+0.45%          2/04            2/05          102,735            269,419
   24,902          7.077%         LIBOR+0.45%          7/04            2/05        1,105,165          1,906,989
   10,471           7.37%         LIBOR+0.45%          9/04            2/05          584,097            922,144
   19,149           7.89%         LIBOR+0.45%          2/04            2/05          467,945          1,284,855
   70,000           7.71%         LIBOR+0.45%          2/05            2/05        5,505,769          7,625,973
----------------------------------------------------------------------------------------------------------------------
                                                                                 $ 8,503,915       $ 21,367,938
----------------------------------------------------------------------------------------------------------------------

*    Agreement was terminated on the Initial Optional Termination Date.

On October 1, 2003, new interest rate swap agreements were entered into to fix the cost of a portion of Belair Capital's borrowings under the Credit Facility (as defined in Note 5 below) established on July 15, 2003. At the same time all swap agreements outstanding on September 30, 2003 were terminated, resulting in realized losses of $8,499,438. The table below identifies the terms of the interest rate swap agreements effective on October 1, 2003.

  Notional                                                  Initial
   Amount                                                  Optional
   (000's            Fixed              Floating          Termination       Final Termination
  omitted)            Rate                Rate               Date                  Date
--------------------------------------------------------------------------------------------------
  $ 20,000           4.045%           LIBOR+0.30%              -                   6/10
    95,952            5.05%           LIBOR+0.30%            2/04                  6/10
    61,500           4.865%           LIBOR+0.30%            7/04                  6/10
    75,000           4.795%           LIBOR+0.30%            9/04                  6/10
    42,000            4.69%           LIBOR+0.30%            2/05                  6/10
    49,000           4.665%           LIBOR+0.30%            3/05                  6/10
    35,330            4.18%           LIBOR+0.30%            7/09                  6/10
--------------------------------------------------------------------------------------------------

5 Debt

Credit Facility - On July 15, 2003, Belair Capital refinanced the existing credit facility with Merrill Lynch International Bank Limited with two new credit arrangements (collectively, the Credit Facility) totaling $615,000,000. The Credit Facility has a seven-year maturity and will expire on June 25, 2010. Belair Capital's obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of Bel Residential Properties Trust (Bel Residential).

The credit arrangement with DrKW Holdings, Inc. is for $515,000,000. This credit arrangement accrues interest at a rate of one-month LIBOR plus 0.30% per annum. As of September 30, 2003, outstanding borrowings under this credit arrangement totaled $503,000,000.

The credit arrangement with Merrill Lynch Mortgage Capital is for $100,000,000 and includes the ability to issue letters of credit up to $10,000,000. This credit arrangement accrues interest at a rate of one-month LIBOR plus 0.38% per annum. A commitment fee of 0.10% per annum is paid on the unused commitment amount. Belair Capital pays all fees associated with issuing the letters of credit. As of September 30, 2003, there were no outstanding borrowings under this credit arrangement. There was a letter of credit issued in the amount of $1,493,776 at September 30, 2003. The letter of credit was issued as a substitute for funding certain mortgage escrow accounts required by the lender of Bel Residential. The letter of credit expires in 2004 and automatically extends for one-year periods, not to extend beyond June 15, 2010. Fees paid or accrued under the terms of the letter of credit issued under the existing Credit Facility totaled $8,103, for the nine months ended September 30, 2003.

6 Segment Information

Belair Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Capital. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Capital, Belair Capital invests in real estate assets through its subsidiary Belair Real Estate. Belair Real Estate invests directly in Partnership Preference Units and debt and equity investments in private real estate companies, and indirectly in real property through a controlled subsidiary, Bel Residential. At September 30, 2002, Belair Real Estate's controlled subsidiaries also included Katahdin (for the period from January 1, 2002 through May 21, 2002).

Belair Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and unrealized appreciation (depreciation). The accounting policies of the reportable segments are the same as those for Belair Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

FOR THE THREE MONTHS ENDED                              TAX-MANAGED GROWTH          REAL
SEPTEMBER 30, 2003                                          PORTFOLIO*             ESTATE               TOTAL
------------------------------------------------------ --------------------- ------------------- --------------------
Revenue                                                 $    3,042,455          $  13,235,387        $  16,277,842
Interest expense on mortgages                                        -             (2,386,112)          (2,386,112)
Interest expense on Credit Facility                                  -             (2,024,360)          (2,024,360)
Interest expense on swap agreements                                  -             (2,444,721)          (2,444,721)
Operating expenses                                            (601,236)            (3,418,353)          (4,019,589)
Minority interest in net income of controlled
  subsidiary                                                         -                 (3,159)              (3,159)
------------------------------------------------------ --------------------- ------------------- --------------------
NET INVESTMENT INCOME                                   $    2,441,219          $   2,958,682        $   5,399,901
Net realized gain                                            1,035,691                420,584            1,456,275
Change in unrealized appreciation (depreciation)            29,558,954              4,907,245           34,466,199
------------------------------------------------------ --------------------- ------------------- --------------------
NET INCREASE IN NET ASSETS FROM OPERATIONS OF
  REPORTABLE SEGMENTS                                   $   33,035,864          $   8,286,511        $  41,322,375
------------------------------------------------------ --------------------- ------------------- --------------------

FOR THE THREE MONTHS ENDED                              TAX-MANAGED GROWTH          REAL
SEPTEMBER 30, 2002                                          PORTFOLIO*             ESTATE               TOTAL
------------------------------------------------------ --------------------- ------------------- --------------------
Revenue                                                 $    2,648,187          $  15,059,788        $  17,707,975
Interest expense on mortgages                                        -             (2,386,112)          (2,386,112)
Interest expense on Credit Facility                                  -             (3,196,362)          (3,196,362)
Interest expense on swap agreements                                  -             (7,767,646)          (7,767,646)
Operating expenses                                            (521,904)            (3,520,866)          (4,042,770)
Minority interest in net income of controlled
  subsidiary                                                         -               (171,959)            (171,959)
------------------------------------------------------ --------------------- ------------------- --------------------
NET INVESTMENT INCOME (LOSS)                            $    2,126,283          $  (1,983,157)       $     143,126
Net realized loss                                          (29,423,656)                     -          (29,423,656)
Change in unrealized appreciation (depreciation)          (210,483,891)            13,737,327         (196,746,564)
------------------------------------------------------ --------------------- ------------------- --------------------
NET (DECREASE) INCREASE IN NET ASSETS FROM
  OPERATIONS OF REPORTABLE SEGMENTS                     $ (237,781,264)         $  11,754,170        $(226,027,094)
------------------------------------------------------ --------------------- ------------------- --------------------


FOR THE NINE MONTHS ENDED                               TAX-MANAGED GROWTH          REAL
SEPTEMBER 30, 2003                                          PORTFOLIO*             ESTATE               TOTAL
------------------------------------------------------ --------------------- ------------------- --------------------
Revenue                                                 $    9,140,459          $  43,691,528        $  52,831,987
Interest expense on mortgages                                        -             (7,158,334)          (7,158,334)
Interest expense on Credit Facility                                  -             (6,846,572)          (6,846,572)
Interest expense on swap agreements                                  -            (14,429,097)         (14,429,097)
Operating expenses                                          (1,648,461)           (10,243,614)         (11,892,075)
Minority interest in net income of controlled
  subsidiary                                                         -               (324,910)            (324,910)
------------------------------------------------------ --------------------- ------------------- --------------------
NET INVESTMENT INCOME                                   $    7,491,998          $   4,689,001        $  12,180,999
Net realized (loss) gain                                    (1,155,495)               420,676             (734,819)
Change in unrealized appreciation (depreciation)           134,301,886             42,739,091          177,040,977
------------------------------------------------------ --------------------- ------------------- --------------------
NET INCREASE IN NET ASSETS FROM OPERATIONS OF
  REPORTABLE SEGMENTS                                   $   140,638,389         $  47,848,768        $ 188,487,157
------------------------------------------------------ --------------------- ------------------- --------------------


FOR THE NINE MONTHS ENDED                               TAX-MANAGED GROWTH          REAL
SEPTEMBER 30, 2002                                          PORTFOLIO*             ESTATE               TOTAL
------------------------------------------------------ --------------------- ------------------- --------------------
Revenue                                                 $     7,584,800         $  52,374,252        $  59,959,052
Interest expense on mortgages                                         -            (9,795,166)          (9,795,166)
Interest expense on Credit Facility                                   -            (9,777,289)          (9,777,289)
Interest expense on swap agreements                                   -           (22,654,696)         (22,654,696)
Operating expenses                                           (1,890,794)          (13,243,011)         (15,133,805)
Minority interest in net income of controlled
  subsidiaries                                                        -            (1,186,621)          (1,186,621)
------------------------------------------------------ --------------------- ------------------- --------------------
NET INVESTMENT INCOME (LOSS)                            $     5,694,006         $  (4,282,531)       $   1,411,475
Net realized loss                                          (170,307,349)          (10,154,866)        (180,462,215)
Change in unrealized appreciation (depreciation)           (271,842,429)           22,557,286         (249,285,143)
------------------------------------------------------ --------------------- ------------------- --------------------
NET (DECREASE) INCREASE IN NET ASSETS FROM
  OPERATIONS OF REPORTABLE SEGMENTS                     $  (436,455,772)        $   8,119,889        $(428,335,883)
------------------------------------------------------ --------------------- ------------------- --------------------

                                                        TAX-MANAGED GROWTH          REAL
AT SEPTEMBER 30, 2003                                       PORTFOLIO*             ESTATE               TOTAL
------------------------------------------------------ --------------------- ------------------- --------------------
Segment assets                                          $ 1,458,096,610         $ 514,884,480        $1,972,981,090
Segment liabilities                                                   -           584,842,546           584,842,546
------------------------------------------------------ --------------------- ------------------- --------------------
NET ASSETS OF REPORTABLE SEGMENTS                       $ 1,458,096,610         $ (69,958,066)       $1,388,138,544
------------------------------------------------------ --------------------- ------------------- --------------------

AT DECEMBER 31, 2002
------------------------------------------------------ --------------------- ------------------- --------------------
Segment assets                                          $ 1,366,368,248         $ 558,359,888        $1,924,728,136
Segment liabilities                                                   -           673,833,607           673,833,607
------------------------------------------------------ --------------------- ------------------- --------------------
NET ASSETS OF REPORTABLE SEGMENTS                       $ 1,366,368,248         $(115,473,719)       $1,250,894,529
------------------------------------------------------ --------------------- ------------------- --------------------

* Belair Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Capital.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

                                                   THREE MONTHS      THREE MONTHS        NINE MONTHS       NINE MONTHS
                                                      ENDED              ENDED              ENDED             ENDED
                                                  SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                       2003              2002               2003               2002
                                                 ----------------- ------------------ ------------------ -----------------
Revenue:
  Revenue from reportable segments                   $ 16,277,842    $  17,707,975      $ 52,831,987        $  59,959,052
  Unallocated revenue                                      32,163            1,076            61,976               26,066
                                                 ----------------- ------------------ ------------------ -----------------
TOTAL REVENUE                                        $ 16,310,005    $  17,709,051      $ 52,893,963        $  59,985,118
                                                 ----------------- ------------------ ------------------ -----------------

Net increase (decrease) in net assets from
  operations:
  Net increase (decrease) in net assets from
     operations of reportable segments               $ 41,322,375    $(226,027,094)     $188,487,157        $(428,335,883)
  Unallocated revenue                                      32,163            1,076            61,976               26,066
  Unallocated expenses **                                (331,089)        (250,372)         (880,757)            (893,356)
                                                 ----------------- ------------------ ------------------ -----------------
TOTAL NET INCREASE (DECREASE) IN NET ASSETS
  FROM OPERATIONS                                    $ 41,023,449    $(226,276,390)     $187,668,376        $(429,203,173)
                                                 ----------------- ------------------ ------------------ -----------------

** Unallocated expenses include Belair Capital's cost to operate the Fund such as servicing fees, as well as other miscellaneous and administrative costs of Belair Capital.

                                                                                 SEPTEMBER 30,          DECEMBER 31,
                                                                                     2003                   2002
                                                                               -----------------------------------------
Net assets:
  Net assets of reportable segments                                             $ 1,388,138,544         $ 1,250,894,529
  Unallocated cash                                                                    1,253,825              14,074,693
  Short-term investments                                                             45,026,476 (1)           3,426,881
  Other assets                                                                                -                   9,100
  Loan payable - Credit Facility                                                    (53,576,352)(1)         (22,499,768)
  Other liabilities                                                                    (126,184)                (97,779)
                                                                               -------------------------------------------
TOTAL NET ASSETS                                                                $ 1,380,716,309         $ 1,245,807,656
                                                                               -------------------------------------------

(1) During October 2003, $31,000,000 of short-term investments was used to repay amounts outstanding under the Credit Facility.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2002

PERFORMANCE OF THE FUND.1 The Fund's total return was 3.05% for the quarter ended September 30, 2003. This return reflects an increase in the Fund's net asset value per share from $102.92 to $106.06 during the period. For comparison, the Standard & Poor's 500 Index (the S&P 500), an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of 2.65% over the same period. The performance of the Fund exceeded that of Tax-Managed Growth Portfolio (the Portfolio) by approximately 0.7% during the period. Last year, the Fund had a total return performance of -15.84% for the quarter ended September 30, 2002. This return reflected a decrease in the Fund's net asset value per share from $103.00 to $86.69 during the period. For comparison, the S&P 500 had a total return of -17.27% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 0.7% during that period.

PERFORMANCE OF THE PORTFOLIO. The total return of the Portfolio for the quarter ended September 30, 2003 was 2.35% compared to the 2.65% return achieved by the S&P 500 over the same period. The modest gain posted by the S&P 500 during the quarter is in sharp contrast to the worst broad market quarterly decline in this decade that was experienced in the quarter ended September 30, 2002. The Portfolio's total return for the quarter ended September 30, 2002 was -15.11%. The encouraging fiscal and monetary policies, resilient consumer spending and positive earnings momentum experienced through the first half of 2003 continued during the third quarter and contributed to the market's strength during the quarter, extending its gains for the year.

The performance of the Portfolio slightly trailed the performance of the S&P 500 during the quarter ended September 30, 2003 primarily due to the Portfolio's relatively more defensive tilt and its continued underweighting of the information technology sector. Unlike a year ago when it was the worst performing sector, information technology was by far the best performing sector of the market during the quarter ended September 30, 2003.

During the quarter ended September 30, 2003, the Portfolio's sector allocation remained very similar to last year's positioning relative to the market, with no major sector or industry shifts. Near the end of the quarter there was some pause in the strong momentum of higher beta stocks, helping the Portfolio's relative performance.

The Portfolio's stock selection and underweighting of the telecommunication and health care sectors were particularly beneficial during the quarter ended September 30, 2003, but were not sufficient to offset the impact of the Portfolio's underweighting of information technology stocks. Boston Management and Research (Boston Management), the Portfolio's investment adviser, remained cautious in the information technology and telecommunications sectors, a comparable underweight allocation from the same period a year ago.

PERFORMANCE OF REAL ESTATE INVESTMENTS. The Fund's real estate investments are held through Belair Real Estate Corporation (Belair Real Estate), a controlled subsidiary of the Fund. Real estate investments include a portfolio of income-producing preferred equity interests in operating partnerships (the Partnership Preference Units) that are affiliated with real estate investment trusts and an interest in a real estate joint venture (the Real Estate Joint Venture) that is majority-owned by Belair Real Estate.

1 Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that Fund shares, when redeemed, may be worth more or less than their original cost. Comparison to the S&P 500 is for reference only. It is not possible to invest directly in an Index.

During the quarter ended September 30, 2003, Belair Real Estate sold (or experienced scheduled redemptions of) certain Partnership Preference Units, recognizing gains of $0.4 million on the transactions (including sales to another investment fund advised by Boston Management). There were no gains or losses recognized during the quarter ended September 30, 2002. At September 30, 2003, the estimated fair value of the Fund's Partnership Preference Units totaled $344.7 million compared to $411.0 million at September 30, 2002, a decrease of $66.3 million or 16%. The decrease in value was principally due to fewer Partnership Preference Units held at September 30, 2003. The per unit value of the remaining Partnership Preference Units also declined slightly during the quarter. The Fund saw unrealized depreciation of the estimated fair value in its Partnership Preference Units of approximately $1.3 million during the quarter ended September 30, 2003 compared to unrealized appreciation of approximately $14.0 million for the quarter ended September 30, 2002.

Dividends received from Partnership Preference Units for the quarter ended September 30, 2003 totaled $7.8 million compared to $9.4 million for the quarter ended September 30, 2002, a decrease of $1.6 million or 17%. The decrease was due to fewer Partnership Preference Units being held during the quarter ended September 30, 2003.

During the quarter ended September 30, 2003, real estate operations continued to be impacted by weak multifamily market fundamentals. Rental income from real estate operations fell to $5.4 million for the quarter ended September 30, 2003 from $5.6 million for the quarter ended September 30, 2002, a decrease of $0.2 million or 4%. This decrease in rental income was principally due to increased rent concessions or reduced apartment rental rates and lower occupancy levels at properties owned by Belair Real Estate's Real Estate Joint Venture, a trend that has continued from 2002.

Property operating expenses totaled $2.5 million and $2.6 million for the quarters ended September 30, 2003 and 2002, respectively, a decrease of $0.1 million or 4% (property operating expenses are before certain operating expenses of Belair Real Estate of approximately $0.9 million for both the quarter ended September 30, 2003 and the quarter ended September 30, 2002). While overall property operating expenses decreased slightly, property and maintenance expenses increased 6% and property taxes and insurance expense decreased 26%.

Even though the U.S. economy showed signs of improvement during the quarter ended September 30, 2003, significant employment growth has not occurred in most markets and low interest rates have contributed to continued development of new properties. As a result, Boston Management, Belair Real Estate's manager, expects that real estate operating results for Belair Real Estate's Real Estate Joint Venture in 2003 will continue to be modestly below the levels of 2002.

At September 30, 2003, the estimated fair value of the real properties held through Belair Real Estate was $159.4 million compared to $156.8 million at September 30, 2002, an increase of $2.6 million or 2%. The modest increase in estimated real property values at September 30, 2003 resulted from declines in capitalization rates in a lower-return environment. Declines in capitalization rates more than offset the impact on property values of lower income level expectations. The Fund saw unrealized appreciation of the estimated fair value in its other real estate investments (which includes Belair Real Estate's interest in the Real Estate Joint Venture) of approximately $3.8 million during the quarter ended September 30, 2003 compared to approximately $0.2 million of unrealized depreciation for the quarter ended September 30, 2002.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the quarter ended September 30, 2003, interest rate swap agreement values appreciated by approximately $2.4 million due to a slight increase in swap rates and a shortening of effective maturities as the Fund's interest rate swap agreements approached their initial optional termination dates. For the quarter ended September 30, 2002, the value of interest rate swap agreements declined slightly due to a decline in swap rates.

On October 1, 2003, new interest rate swap agreements were entered into to fix the cost of a portion of Fund borrowings under the Credit Facility established on July 15, 2003. At the same time, the Fund made payments of approximately $8.5 million to terminate all interest rate swaps outstanding as of September 30, 2003, realizing a loss in that amount on the transactions. The realized loss approximated the value of the positions on the books of the Fund. See "Liquidity and Capital Resources" below for a description of the Credit Facility and interest rate swap agreements.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

PERFORMANCE OF THE FUND. The Fund's total return was 15.40% for the nine months ended September 30, 2003. This return reflects an increase in the Fund's net asset value per share from $92.38 to $106.06 and a distribution of $0.49 per share during the period. For comparison, the S&P 500 had a total return of 14.71% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 4.7% during the period. Last year, the Fund had a total return performance of -26.15% for the nine months ended September 30,

2002. This return reflected a decrease in the Fund's net asset value per share from $117.39 to $86.69. For comparison, the S&P 500 had a total return of -28.15% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 1.8% for the nine months ended September 30, 2002.

PERFORMANCE OF THE PORTFOLIO. The total return of the Portfolio for the nine months ended September 30, 2003 was 10.74% compared to the 14.71% return achieved by the S&P 500 over the same period. The total return of the Portfolio for the nine months ended September 30, 2002 was -24.40%.

The first nine months of 2003 remained volatile, but markets proved to be resilient achieving impressive returns. War angst, a questionable economic recovery and the SARS outbreak were just a few of the factors contributing to increased volatility and unsettled investor sentiment during the period. While the first nine months of 2003 also witnessed reduced geopolitical concerns, higher consumer confidence and a strong housing market, concerns about inflation and unemployment developed over the summer and early fall of 2003 and kept the market and various sectors quite volatile.

The Portfolio's performance trailed the overall market in the first nine months of 2003, mostly due to a lower exposure to higher beta and lower quality issues that were the strongest price performers during this period. The Portfolio maintained a pro-cyclical stance emphasizing the consumer discretionary and consumer staples sectors, as it did in the first nine months of 2002. Boston Management continued to de-emphasize health care investments, a directional move initiated last year which was positive for the Portfolio's relative returns.

During the first nine months of 2003, Boston Management continued to emphasize industrial company investments, especially in the airfreight logistics and aerospace defense areas. Airfreight logistics and aerospace defense investments have been helpful to the Portfolio's longer-term record, but detracted from results during the nine months ended September 30, 2003.

Lack of earnings visibility reinforced the Portfolio's cautious weighting in the telecommunications and information technology sectors. Both of the aforementioned sectors were de-emphasized during the first nine months of last year as well. The Portfolio's underweight of the telecommunication services sector during the nine months ended September 30, 2003 continued to be positive for the Portfolio. Boston Management continued to underweight the Portfolio's investments in the materials and utilities sectors during the period, a similar stance to last year's allocation.

PERFORMANCE OF REAL ESTATE INVESTMENTS. During the nine months ended September 30, 2003 and September 30, 2002, Belair Real Estate sold (or experienced scheduled redemptions of) certain Partnership Preference Units, recognizing gains of $0.4 million and losses of $0.6 million, respectively, on the transactions (including sales to another investment fund advised by Boston
Management). At September 30, 2003, the estimated fair value of the Fund's Partnership Preference Units totaled $344.7 million compared to $411.0 million at September 30, 2002, a decrease of $66.3 million or 16%. The decrease in value was principally due to fewer Partnership Preference Units held at September 30, 2003, offset in part by increases in the per unit value of the remaining Partnership Preference Units held by Belair Real Estate. This appreciation in per unit value resulted from declining interest rates and tighter spreads on real estate securities during the nine months ended September 30, 2003. The Fund saw unrealized appreciation in the estimated fair value of its Partnership Preference Units of approximately $25.9 million during the nine months ended September 30, 2003, compared to approximately $23.4 million during the nine months ended September 30, 2002.

Dividends received from Partnership Preference Units for the nine months ended September 30, 2003 totaled $27.1 million compared to $27.5 million for the nine months ended September 30, 2002, a decrease of $0.4 million or 1%. The decrease was due to fewer Partnership Preference Units being held during the nine months ended September 30, 2003.

Belair Real Estate's sale of its interest in Katahdin Property Trust LLC (Katahdin) in May 2002 reduced the scope of the Fund's real estate activities for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Rental income from real estate operations decreased to $16.5 million for the nine months ended September 30, 2003 from $24.8 million for the nine months ended September 30, 2002, a decrease of $8.3 million or 33%. Property operating expenses decreased to $7.6 million for the nine months ended September 30, 2003 from $10.3 million for the nine months ended September 30, 2002, a decrease of $2.7 million or 26% (property operating expenses are before certain operating expenses of Belair Real Estate of approximately $2.6 million for the nine months ended September 30, 2003 and approximately $2.9 million for the nine months ended September 30, 2002). While these decreases were principally due to the May 2002 sale of Belair Real Estate's interest in Katahdin, weak multifamily market fundamentals in most regions combined with lower occupancy levels and increased rent concessions also impacted results during the period, as did modest increases in operating expenses of Belair Real Estate's remaining Real Estate Joint Venture.

At September 30, 2003, the estimated fair value of the real properties held through Belair Real Estate was $159.4 million compared to $156.8 million at September 30, 2002, an increase of $2.6 million or 2%. The modest increase in estimated values at September 30, 2003 resulted from declines in capitalization rates in a lower-return environment. Declines in capitalization rates more than offset the impact on property values of lower income level expectations. The Fund saw unrealized appreciation of the estimated fair value in its other real estate investments of approximately $4.0 million during the nine months ended September 30, 2003, compared to approximately $2.9 million of unrealized depreciation during the nine months ended September 30, 2002. During the nine months ended September 30, 2002, Belair Real Estate sold its interest in Katahdin to another fund advised by Boston Management and realized a loss of $9.5 million on the transaction.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the nine months ended September 30, 2003, interest rate swap agreement values appreciated by approximately $12.9 million compared to appreciation of approximately $2.1 million for the nine months ended September 30, 2002. The appreciation is primarily due to a shortening of effective maturities as the Fund's interest rate swap agreements approached their initial optional termination dates. Swap rates declined during the nine months ended September 30, 2002 and did not change significantly during the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Effective July 15, 2003, the Fund refinanced its then existing credit facility with Merrill Lynch International Bank by entering into new credit arrangements with DrKW Holdings, Inc. (DrKW) and Merrill Lynch Mortgage Capital, Inc. (MLMC) (collectively, the Credit Facility) which together total $615.0 million. The Credit Facility is secured by a pledge of the Fund's assets, excluding the assets of Bel Residential Properties Trust, and has a seven-year maturity. The Credit Facility will expire in June 2010.

The Credit Facility is primarily used to finance the Fund's equity in real estate investments and will continue to be used for such purpose in the future. The Credit Facility also provides for selling commissions, organizational expenses and any short-term liquidity needs of the Fund. Under certain circumstances, the Fund may increase the size of the Credit Facility and the amount of outstanding borrowings thereunder for these purposes.

The Credit Facility includes a $515.0 million credit arrangement with DrKW. Borrowings under the DrKW credit arrangement accrue interest at a rate of one-month LIBOR plus 0.30% per annum. As of September 30, 2003, outstanding borrowings under the DrKW credit arrangement totaled $503.0 million.

The Credit Facility also includes a $100 million credit arrangement with MLMC, including up to $10.0 million under letters of credit. Borrowings under the MLMC credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. As of September 30, 2003, there were no outstanding borrowings under the MLMC arrangement. There was $1.5 million outstanding under a letter of credit at September 30, 2003. The unused loan commitment amount totaled approximately $98.5 million. A commitment fee of 0.10% per annum is paid on the unused commitment amount. The Fund pays all fees associated with issuing the letters of credit.

The Fund has entered into interest rate swap agreements with respect to its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments at a predetermined spread plus three-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized gains or losses. On October 1, 2003, new interest rate swap agreements were entered into to fix a portion of the cost of Fund borrowings under the Credit Facility established on July 15, 2003. At the same time, all interest rate swap agreements outstanding on September 30, 2003 were terminated. Under the new interest rate swap agreements the Fund makes periodic payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments at a predetermined spread plus one-month LIBOR.

As of September 30, 2003 and September 30, 2002, the unrealized depreciation related to the interest rate swap agreements was approximately $8.5 million and $27.8 million, respectively.

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

The Fund's critical accounting policies affect the Fund's more significant estimates and assumptions used in valuing the Fund's real estate investments and interest rate swap agreements. Prices are not readily available for these types of investments and therefore they are fair valued on an ongoing basis by Boston Management, in its capacity as manager of Belair Real Estate, in the case of the real estate investments, and in its capacity as the Fund's investment adviser, in the case of the interest rate swap agreements. The fair value of an investment represents the amount at which Boston Management believes the investment could be sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

In estimating the fair value of Belair Real Estate's investment in Partnership Preference Units, Boston Management takes into account all relevant factors, data and information, including information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. With respect to Belair Real Estate's other real estate investments, detailed investment valuations are based on independent valuations that are performed at least annually and reviewed periodically. Interim valuations reflect results of operations and distributions, and may be adjusted if there has been a significant change in economic circumstances since the most recent independent valuation. In determining the fair value of interest rate swap agreements, Boston Management may consider, among other things, dealer and counterparty quotes and pricing models. Given that the valuation of real estate investments and interest rate swap agreements includes many assumptions, including but not limited to the assumption that the investment could be sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale, values may differ from amounts ultimately realized.

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

The value of interest rate swap agreements may be subject to wide swings in valuation caused principally by changes in interest rates. Interest rate swap agreements may be difficult to value since such instruments may be considered illiquid. Fluctuations in the value of Partnership Preference Units derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges that may be entered into by the Fund with respect to its borrowings. Fluctuations in the value of real estate investments derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns, property-specific concerns and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges that may be entered into by the Fund. Changes in the valuation of Partnership Preference Units not offset by changes in the valuation of interest rate swap agreements or other interest rate hedges that may be entered into by the Fund and changes in the value of other real estate investments will cause the performance of the Fund to deviate from the performance of the Portfolio.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Fund's Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Venture. The interest rates on borrowings under the Fund's Credit Facility are reset at regular intervals based on a fixed and predetermined premium to LIBOR for short-term extensions of credit. The Fund has entered into cancellable interest rate swap agreements to fix the cost of its borrowings under the Credit Facility and to attempt to mitigate the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with short- term LIBOR. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The value of Partnership Preference Units and, to a lesser degree, other real estate investments is sensitive to interest rate risk. Increases in interest rates generally will have an adverse affect on the value of Partnership Preference Units and other real estate investments.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 4 and Note 5 to the Fund's unaudited condensed consolidated financial statements in Item 1 above.

                           Interest Rate Sensitivity
           Cost, Principal (Notional) Amount by Contractual Maturity
                   For the Twelve Months Ended September 30,

                                                                                   Estimated
                                    2004-2008     Thereafter        Total          Fair Vaue
---------------------------------------------------------------------------------------------
Rate sensitive
liabilities:
------------------------
Long-term debt:
------------------------
Fixed-rate mortgages                            $112,630,517    $112,630,517     $136,000,000
Average interest rate                                   8.33%           8.33%
------------------------
Variable-rate Credit
Facility                                        $503,000,000    $503,000,000     $503,000,000
Average interest rate                                   1.42%           1.42%
-----------------------------------------------------------------------------------------------
Rate sensitive
derivative financial
instruments:
------------------------
Pay fixed/ receive
variable interest rate
swap agreements (1)                             $378,782,000    $378,782,000     $          -
Average pay rate (1)                                    4.75%           4.75%
Average receive rate(1)                                 1.42%           1.42%

(1)  The terms disclosed are those of the interest rate swap agreements  entered into that are  effective  on  October  1,  2003.  See Note 4 to the  Fund's unaudited condensed  consolidated  financial statements in Item 1 above for the terms of the interest  rate swap  agreements in effect on September 30,
     2003 and  terminated  on October 1, 2003 as well as the loss  realized as a result of such termination.
-----------------------------------------------------------------------------------------------
Rate sensitive
investments:
------------------------
Fixed-rate Partnership
Preference Units:
------------------------
Bradley Operating
Limited Partnership,
8.875% Series B
Cumulative Redeemable
Perpetual Preferred
Units, Callable
2/23/04, Current
Yield: 8.83%                                    $ 22,521,852    $ 22,521,852     $ 25,717,841

Camden Operating,
L.P., 8.50% Series B
Cumulative Redeemable
Perpetual Preferred
Units, Callable
2/23/04, Current
Yield: 8.39%                                    $ 27,384,494    $ 27,384,494     $ 27,852,000

Colonial Realty
Limited Partnership,
8.875% Series B
Cumulative Redeemable
Perpetual Preferred
Units, Callable
2/23/04, Current
Yield: 8.76%                                    $ 44,807,072    $ 44,807,072     $ 49,111,100

Kilroy Realty, L.P.,
8.075% Series A
Cumulative Redeemable
Preferred Units,
Callable 2/06/03,
Current Yield: 8.75%                            $ 20,000,000    $ 20,000,000     $ 18,453,880

Liberty Property L.P.,
9.25% Series B
Cumulative Redeemable
Preferred Units,
Callable 7/28/04,
Current Yield: 8.99%                            $ 30,875,000    $ 30,875,000     $ 31,764,200

                                                                                   Estimated
                                    2004-2008     Thereafter        Total          Fair Vaue
---------------------------------------------------------------------------------------------
MHC Operating Limited
Partnership, 9% Series
D Cumulative
Redeemable Perpetual
Preference Units,
Callable 9/29/04,
Current Yield: 9.01%                            $ 50,000,000    $ 50,000,000     $ 49,920,000

National Golf
Operating Partnership,
L.P., 9.30% Series A
Cumulative Redeemable
Preferred Units,
Callable 2/6/03,
Current Yield: 9.80%                            $ 31,454,184    $ 31,454,184     $ 31,351,561

National Golf
Operating Partnership,
L.P., 9.30% Series B
Cumulative Redeemable
Preferred Units,
Callable 2/6/03,
Current Yield: 9.80%                            $  5,000,000    $  5,000,000     $  4,746,000

PSA Institutional
Partners, L.P., 9.50%
Series N Cumulative
Redeemable Perpetual
Preferred Units,
Callable 3/17/05,
Current Yield: 9.09%                            $ 48,250,000    $ 48,250,000     $ 50,411,600

Price Development
Company, L.P., 8.95%
Series B Cumulative
Redeemable Preferred
Partnership Interests,
Callable 7/28/04,
Current Yield: 9.25%                            $ 30,625,000    $ 30,625,000     $ 29,620,500

Urban Shopping
Centers, L.P., 9.45%
Series D Cumulative
Redeemable Perpetual
Preferred Units,
Callable 10/01/04,                              $ 25,000,000    $ 25,000,000     $ 25,727,400
Current Yield: 9.18%
------------------------
Note Receivable:
------------------------
Fixed-rate note
receivable, 8%                                  $  2,070,580    $  2,070,580     $  2,070,580

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the three months ended September 30, 2003.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)  The following is a list of all exhibits filed as part of this Form 10-Q:

4.1 Loan and Security Agreement between Belair Capital Fund LLC and DrKW Holdings, Inc., as Lender

4.2 Loan and Security Agreement among Belair Capital Fund LLC, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

31.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on November 10, 2003.


                                BELAIR CAPITAL FUND LLC


                                /s/ Michelle A. Alexander
                                -------------------------
                                Michelle A. Alexander
                                Chief Financial Officer
                                (Duly Authorized Officer and
                                Principal Financial Officer)

                                  EXHIBIT INDEX
                                  -------------

4.1 Loan and Security Agreement between Belair Capital Fund LLC and DrKW Holdings, Inc., as Lender

4.2 Loan and Security Agreement among Belair Capital Fund LLC, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

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