Form 10-K
period 2003-12-31
BELAIR CAPITAL FUND LLC
filed 2004-03-15
CIK 1050816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2003
                          Commission File No. 000-25767
                                              ---------

                       Belair Capital Fund LLC (the Fund)
                       ----------------------------------
             (Exact name of registrant as specified in its charter)
           Securities registered pursuant to Section 12(g) of the Act:


     Massachusetts                                    04-3404037
     -------------                                    ----------
(State of organization)                     (I.R.S. Employer Identification No.)

       The Eaton Vance Building
           255 State Street
         Boston, Massachusetts                                           02109
         ---------------------                                           -----
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number:          617-482-8260
                                        ------------

            Limited Liability Company Interests in the Fund (Shares)
            --------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES [X]       NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                                   YES [X]       NO [ ]

Aggregate market value of the Shares held by non-affiliates of registrant, based on the closing net asset value on June 30, 2003 was $1,351,816,182.69. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that the registrant's manager, its executive officers and directors and persons holding 5% or more of the registrant's Shares are affiliates.

                           Incorporation by Reference:
                           ---------------------------

The financial statements contained in registrant's Form 10-K filed with the Securities and Exchange Commission on March 27, 2003 have been incorporated into the following Parts of this report: Part II and Part IV.

                    The Exhibit Index is located on page 66.

                             Belair Capital Fund LLC
                               Index to Form 10-K

Item                                                                        Page
                                     PART I
                                     ------

1       Business...............................................................1
          Fund Overview........................................................1
            Structure of the Fund..............................................1
            Fund Management....................................................1
            The Fund's Offering................................................2

          The Fund's Investment in Belvedere Capital Fund Company LLC and
          Tax-Managed Growth Portfolio.........................................2
            Belvedere Company..................................................2
            The Portfolio......................................................2
            The Portfolio's Investment Objective and Policies..................3
            The Portfolio's Tax-Sensitive Management Strategies................3

          The Fund's Real Estate Investments through Belair Real Estate
          Corporation..........................................................4
            Real Estate Joint Venture Investments..............................4
            Partnership Preference Units.......................................5
            Organization of Belair Real Estate and the
            Real Estate Joint Venture .........................................6

          Fund Borrowings......................................................6
            Interest Rate Swap Agreements......................................6

          The Eaton Vance Organization.........................................7
            Conflicts of Interest .............................................7

2       Properties.............................................................7

3       Legal Proceedings......................................................7

4       Submission of Matters to a Vote of Security Holders....................7

                                     PART II
                                     -------

5       Determining Net Asset Value, Market for Fund Shares
        and Related Shareholder Matters........................................8
          Market Information, Restrictions on Transfers and
          Redemption of Shares.................................................8
            Transfers of Fund Shares...........................................8
            Redemption of Fund Shares..........................................8
            Determining Net Asset Value .......................................9
            Historic Net Asset Values ........................................10
          Record Holders of Shares of the Fund................................10
          Distributions.......................................................10
            Income and Capital Gain Distributions.............................10
            Special Distributions.............................................11

6       Selected Financial Data...............................................11
          Table of Selected Financial Data....................................11

7       Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................12
          Results of Operations...............................................12
            Performance of the Fund...........................................12
            Performance of the Portfolio......................................13
            Performance of Real Estate Investments............................13
            Performance of Interest Rate Swap Agreements......................14
          Liquidity and Capital Resources.....................................14
            Outstanding Borrowings............................................14
            Liquidity.........................................................15
          Off-Balance Sheet Arrangements......................................15
          The Fund's Contractual Obligations..................................15
           Critical Accounting Estimates .....................................16

7A      Quantitative and Qualitative Disclosures About Market Risk............18
          Quantitative Information About Market Risk..........................18
            Interest Rate Risk................................ ...............18
          Qualitative Information About Market Risk...........................20
            Risks Associated with Equity Investing............................20
            Risks of Investing in Foreign Securities..........................20
            Risks of Certain Investment Techniques............................20
            Risks of Real Estate Investments..................................21
            Risks of Interest Rate Swap Agreements............................23
            Risks of Leverage.................................................23

8       Financial Statements and Supplementary Data...........................24

9       Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosures..................................25

9A      Controls and Procedures...............................................25

                                    PART III
                                    --------

10      Directors and Executive Officers......................................26
          Management..........................................................26
          Compliance with Section 16(a) of the Securities
          Exchange Act of 1934................................................27
          Code of Ethics...................................... ...............27

11      Executive Compensation................................................27

12      Security Ownership of Certain Beneficial Owners and Management........27
          Security Ownership of Certain Beneficial Owners.....................27
          Security Ownership of Management....................................27
          Changes in Control..................................................27

13      Certain Relationships and Related Transactions........................27
          The Fund's Investment Advisory and Administrative Fee...............28
          Belair Real Estate's Management Fee.................................28
          The Portfolio's Investment Advisory Fee ............................28
          Servicing Fees Paid by the Fund.....................................29
          Servicing Fees Paid by Belvedere Company ...........................29
          Certain Real Estate Investment Transactions.........................29

14      Principal Accountant Fees and Services................................29

                                     PART IV
                                     -------

15      Exhibits, Financial Statements and Reports on Form 8-K................30

APPENDIX A  ..................................................................32

FINANCIAL STATEMENTS..........................................................33

SIGNATURES  ..................................................................65

EXHIBIT INDEX.................................................................66

                                     PART I
                                     ------

ITEM 1. BUSINESS.
-----------------

FUND  OVERVIEW.  Belair  Capital  Fund LLC (the  Fund) is a  private  investment company organized by Eaton Vance Management (Eaton Vance) to provide diversification and tax-sensitive investment management to investors holding large and concentrated positions in equity securities of selected public companies. The Fund's investment objective is to achieve long-term, after-tax returns for persons who have invested in the Fund (Shareholders). The Fund, a Massachusetts limited liability company, commenced its investment operations on February 6, 1998. Limited liability company interests of the Fund (Shares) were issued to Shareholders at three closings during 1998. At each Fund closing, the Fund accepted contributions of stock from investors in exchange for Shares of the Fund. The Fund discontinued offering Shares on June 25, 1998 and, while the Fund is not prohibited from doing so, no future offering is anticipated. As of December 31, 2003, the Fund had net assets of approximately $1.5 billion.

STRUCTURE OF THE FUND. The Fund is structured to provide tax-free diversification and tax-sensitive investment management to Shareholders. To meet the objective of tax-free diversification, the Fund must satisfy specific requirements of the Internal Revenue Code of 1986, as amended (the Code). In order for the contributions of appreciated stock to the Fund by Shareholders to be nontaxable, not more than 80% of the Fund's assets (calculated in the manner prescribed) may consist of "stocks and securities" as defined in the Code. To meet this requirement, the Fund invests at least 20% of its assets as so determined in certain real estate investments (see "The Fund's Real Estate Investments through Belair Real Estate Corporation" below). The Fund invests up to 80% of its assets in a diversified portfolio of common stocks (see "The Fund's Investment in Belvedere Capital Fund Company LLC and Tax-Managed Growth Portfolio" below). The Fund acquired its real estate investments with borrowed funds, as described below under "Fund Borrowings". See Appendix A for a chart detailing the investment structure of the Fund.

In its investment program, the Fund balances investment considerations and tax considerations, and takes into account the taxes payable by Shareholders on allocated investment income and realized capital gains. See "The Fund's
Investment in Belvedere Capital Fund Company LLC and Tax-Managed Growth Portfolio" below.

There is no trading market for the Fund's Shares. As described further under "Redemption of Fund Shares" in Item 5(a), Fund Shares may be redeemed on any business day. The Fund satisfies redemption requests principally by distributing securities, but may also distribute cash. The value of securities and cash distributed to satisfy a redemption will equal the net asset value of the number of Shares redeemed. Under most circumstances, a redemption from the Fund that is met by distributing securities as described herein will not result in the recognition of capital gains by the Fund or by the redeeming Shareholder. The redeeming Shareholder would generally recognize capital gains upon the sale of the securities received upon the redemption.

The Fund intends to distribute each year the amount of its net investment income for such year, if any. The Fund also intends to make annual capital gain distributions equal to approximately 18% of the amount of its net realized capital gains, if any, other than precontribution gain. The Fund's distributions generally are based on determinations of net investment income and net realized capital gains for federal income tax purposes. Such amounts may differ from net investment income (or loss) and net realized gain (or loss) as set forth in the Fund's consolidated financial statements due to differences in the treatment of various income, gain, loss, expense and other items for federal income tax purposes and under generally accepted accounting principles. The Fund's income distributions are not expected to be significant. The Fund intends to pay any distributions on the last business day of each fiscal year of the Fund (which concludes on December 31) or shortly thereafter. See "Distributions" in Item 5(c).

FUND MANAGEMENT. The manager of the Fund is Eaton Vance, a Massachusetts business trust registered as an investment adviser. Eaton Vance and its subsidiary, Boston Management and Research (Boston Management), provide management and advisory services to the Fund, its real estate subsidiary and the investment portfolio in which the Fund invests. Eaton Vance and Boston Management provide advisory, administration and/or management services to over 170 investment companies, as well as individual and institutional investors. As of December 31, 2003, Eaton Vance and its affiliates managed approximately $80 billion on behalf of clients. The fees payable to the Eaton Vance organization, as well as other fees payable by the Fund, are described in Item 13 below. The Eaton Vance organization is subject to certain conflicts of interest in providing services to the Fund, its subsidiaries and the investment portfolio in which the Fund invests. See "The Eaton Vance Organization - Conflicts of Interest" below.

THE FUND'S OFFERING. Shares of the Fund were privately offered and sold only to "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, (the Securities Act) who were "qualified purchasers" (as defined in Section 2(a)(51)(A) of the Investment Company Act of 1940, as amended (the 1940 Act)). The offering was conducted by Eaton Vance Distributors, Inc., a wholly-owned subsidiary of Eaton Vance (EV Distributors), as placement agent and by certain subagents appointed by EV Distributors. The Shares were offered and sold in reliance upon an exemption from registration provided by Rule 506 under the Securities Act. The Fund issued Shares to Shareholders at closings taking place on February 6, 1998, April 20, 1998 and June 25, 1998. At the three closings, an aggregate of 17,178,761 Shares were issued in exchange for Shareholder contributions totaling approximately $1.9 billion.

The Fund is registered under the Securities Exchange Act of 1934, as amended, (the 1934 Act) and files periodic reports (such as reports on Form 10-Q and Form 10-K) thereunder. Copies of the reports filed by the Fund are available: at the public reference room of the Securities and Exchange Commission (the SEC) in Washington, DC (call 1-202-942-8090 for information on the operation of the public reference room); on the EDGAR Database on the SEC's Internet site (http://www.sec.gov); or, upon payment of copying fees, by writing to the SEC's public reference section, Washington, DC 20549-0102, or by electronic mail at publicinfo@sec.gov. The Fund does not have a website. The Fund intends to provide Shareholders with an annual and semiannual report containing the Fund's consolidated financial statements, audited by the Fund's independent auditor in the case of the annual report.

THE FUND'S INVESTMENT IN BELVEDERE CAPITAL FUND COMPANY LLC AND TAX-MANAGED GROWTH PORTFOLIO. At each Fund closing, all of the securities accepted for contribution to the Fund were contributed by the Fund to Belvedere Capital Fund Company LLC, a Massachusetts limited liability company (Belvedere Company), in exchange for shares of Belvedere Company. Belvedere Company, in turn, immediately thereafter contributed the securities received from the Fund to Tax-Managed Growth Portfolio (the Portfolio) in exchange for an interest in the Portfolio. The Portfolio is a diversified, open-end management investment company registered under the 1940 Act with net assets of approximately $17.6 billion as of December 31, 2003. As of December 31, 2003, the Fund's investment in the Portfolio through Belvedere Company had a value of approximately $1.6 billion (equal to approximately 75.9% of the Fund's total assets on a consolidated basis).

BELVEDERE COMPANY. Belvedere Company was organized in 1997 by Eaton Vance to offer tax-free diversification and tax-sensitive investment management to certain qualified investors who contributed diversified portfolios of equity securities. As of December 31, 2003, the investment assets of Belvedere Company consisted exclusively of an interest in the Portfolio with a value of approximately $11.1 billion. As of such date, the Fund owned approximately 14.3% of Belvedere Company's outstanding shares. The other investors in Belvedere Company include six other investment funds sponsored by the Eaton Vance organization (investment fund investors), as well as qualified individual investors who acquired shares of Belvedere Company in exchange for portfolios of acceptable securities (non-investment fund investors).

Belvedere Company considers for acceptance equity securities that (i) are listed on the New York Stock Exchange, the American Stock Exchange, the NASDAQ National Market or a major foreign exchange, (ii) have a trading price of at least $10.00 per share and (iii) are issued by issuers having an equity market capitalization of at least $500 million. Because Belvedere Company only accepts contributions of diversified baskets of securities (as described below), it is not subject to the requirement that not more than 80% of its assets consist of "stocks and securities" as defined in the Code. For investors that own a diversified basket of securities, investing in Belvedere Company (rather than in the Fund) avoids the costs and risks of investing in real estate and the associated financial leverage to which the Fund is subject.

Belvedere Company provides a vehicle through which investment fund and non-investment fund investors contributing a "diversified basket of securities" can acquire an indirect interest in the Portfolio. A "diversified basket of securities" means a group of securities that is diversified such that not more than 25% of the value of the securities are investments in the securities of any one issuer and not more than 50% of the value of the securities are investments in the securities of five or fewer issuers. The securities contributed to Belvedere Company at each Fund closing constituted a diversified basket of securities. Because the Fund is required to hold a percentage of its investments in non-Portfolio assets in order to meet certain tax requirements (see "Structure of the Fund" above and "The Fund's Real Estate Investments through Belair Real Estate Corporation" below), it could not satisfy the conditions of the 1940 Act for investing directly in the Portfolio.

THE PORTFOLIO. The Portfolio was organized in 1995 by Eaton Vance as the successor to the investment operations of Eaton Vance Tax-Managed Growth Fund
1.0 (Tax-Managed Growth 1.0), a mutual fund established in 1966 by Eaton Vance and managed from inception for long-term, after-tax returns. As of December 31, 2003, investors in the Portfolio included six investors in addition to Belvedere Company and Tax-Managed Growth 1.0, each of which has acquired or is acquiring on a continuous basis interests in the Portfolio with cash. All investors in the Portfolio are sponsored by or affiliated with Eaton Vance. As of December 31, 2003, Belvedere Company owned approximately 63.0% of the Portfolio.

The Fund invests in the Portfolio (on an indirect basis through Belvedere Company) because it is a well-established investment portfolio that has an investment objective and policies that are compatible to those of the Fund. Investing in the Portfolio enables the Fund to participate in a substantially larger and more diversified investment portfolio than it could achieve by managing the contributed securities directly. The audited financial statements of the Portfolio for the year ended December 31, 2003 are included in the Fund's annual report to Shareholders and incorporated by reference into Item 8 below. The Portfolio's audited financial statements include information about the assets and liabilities of the Portfolio, including Portfolio expenses. For a discussion of the Portfolio's performance for the year ended December 31, 2003, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7. For the investment advisory fee payable by the Portfolio, see "The Portfolio's Investment Advisory Fee" in Item 13.

THE PORTFOLIO'S INVESTMENT OBJECTIVE AND POLICIES. The investment objective of the Portfolio is to achieve long-term, after-tax returns for its investors by investing in a diversified portfolio of equity securities. The Portfolio primarily invests in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. The Portfolio seeks to invest in a broadly diversified portfolio of stocks and to invest primarily in established companies with characteristics of above-average growth, predictability and stability that are acquired with the expectation of being held for a period of years. Under normal market conditions, the Portfolio invests primarily in common stocks. The Portfolio has acquired securities through contributions from Belvedere Company and Tax-Managed Growth 1.0, and by purchasing securities with cash invested in the Portfolio by other investors.

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

THE PORTFOLIO'S TAX-SENSITIVE MANAGEMENT STRATEGIES. In its operations, the Portfolio seeks to achieve long-term, after-tax returns in part by minimizing the taxes incurred by investors in the Portfolio in connection with the Portfolio's investment income and realized capital gains. Taxes on investment income are minimized by investing primarily in lower-yielding securities and stocks that pay dividends that qualify for favorable federal tax treatment. Taxes on realized capital gains are minimized by avoiding or minimizing the sale of securities holdings with large accumulated capital gains. The Portfolio generally seeks to avoid realizing short-term capital gains.

When a decision is made to sell a particular appreciated security, the Portfolio will select for sale the share lots resulting in the most favorable tax treatment, generally those with holding periods sufficient to qualify for long-term capital gain treatment that have the highest cost basis. The Portfolio may, when deemed prudent by its investment adviser, sell securities to realize capital losses that can be used to offset realized gains. While the Portfolio generally retains the securities contributed to the Portfolio by Belvedere Company, the Portfolio has the flexibility to sell contributed securities. Securities acquired by the Portfolio with cash may be sold in accordance with the tax-management strategies described above. In lieu of selling a security, the Portfolio may hedge its exposure to that security by using the techniques described below. The Portfolio also disposes of contributed securities through its practice of settling redemptions by investors in the Portfolio that contributed securities primarily by a distribution of securities as described in
Item 5(a) under "Redemption of Fund Shares." As described in Item 5(a), settling redemptions with securities may result in certain tax benefits to the Portfolio, Belvedere Company, the Fund and the redeeming Shareholder.

To protect against price declines in securities holdings with large accumulated capital gains, the Portfolio may use various investment techniques, including, but not limited to, the purchase of put options on securities held, equity collars (combining the purchase of a put option and the sale of a call option), equity swaps, covered short sales, forward sales of stocks held, and the purchase and sale of futures contracts on stocks and stock indexes and options thereon. By using these techniques rather than selling such securities, the Portfolio may, within certain limits, reduce its exposure to price declines in the securities without realizing substantial capital gains under current tax law.

The Portfolio's ability to utilize covered short sales, certain equity swaps, forward sales, futures and certain equity collar strategies as a tax-efficient management technique with respect to holdings of appreciated securities is limited to circumstances in which the hedging transaction is closed out within

30 days after the end of the taxable year of the Portfolio in which the hedging transaction was initiated and the underlying appreciated securities position is held unhedged for at least the next 60 days after such hedging transaction is closed. In addition, dividends received on stock for which the Portfolio is obligated to make related payments (pursuant to a short sale or otherwise) with respect to positions in substantially similar or related property are subject to federal income tax at ordinary rates and do not qualify for favorable tax treatment. Also, holding periods required to receive tax-advantaged treatment of qualified dividends on a stock holding are suspended whenever the Portfolio has an option or contractual obligation to sell or an open short sale of substantially identical stock, is the grantor of an option to buy substantially identical stock or has diminished risk of loss in such stock by holding positions with respect to substantially similar or related property. The use of these investment techniques may require the Portfolio to commit or make available cash and, therefore, may not be available at such times as the Portfolio has limited holdings of cash. During 2003, the Portfolio held covered short positions that were closed in January. The Portfolio did not otherwise employ any of the techniques described above on securities holdings during the year ended December 31, 2003.

THE FUND'S REAL ESTATE INVESTMENTS THROUGH BELAIR REAL ESTATE CORPORATION. Separate from its investment in the Portfolio through Belvedere Company, the Fund invests in certain real estate investments through its subsidiary, Belair Real Estate Corporation (Belair Real Estate). The ownership structure of Belair Real Estate is described below under "Organization of Belair Real Estate and the Real Estate Joint Venture". As referred to above under "Fund Overview - Structure of the Fund", the Fund invests in real estate investments to satisfy certain requirements of the Code for contributions of appreciated stocks to the Fund by Shareholders to be nontaxable. As of December 31, 2003, the consolidated real estate investments of Belair Real Estate totaled approximately $480.6 million and represented 23.0% of the Fund's assets on a consolidated basis. The Fund acquired its real estate investments with borrowed funds, as described below under "Fund Borrowings". The Fund seeks a return on its real estate investments over the long-term that exceeds the cost of the borrowings incurred to acquire such investments.

At December 31, 2003, Belair Real Estate invested in a real estate joint venture (Real Estate Joint Venture) that is controlled by Belair Real Estate, in a portfolio of income-producing preferred equity interests in real estate operating partnerships that generally are affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership Preference Units) and in certain other real estate investments. As of December 31, 2003, approximately 33.0% of the consolidated real estate investments of Belair Real Estate was its investment in the Real Estate Joint Venture, approximately 66.2% was investments in Partnership Preference Units and approximately 0.8% was other real estate investments.

In the future, Belair Real Estate may invest in other types of real estate investments, such as interests in real properties subject to long-term leases (Net Leased Properties). Belair Real Estate may purchase real estate investments from, and sell them to, other investment funds sponsored by the Eaton Vance organization and REIT subsidiaries of such investment funds that are similar to Belair Real Estate. During the year ended December 31, 2003, Belair Real Estate sold Partnership Preference Units to one such REIT subsidiary and Belair Real Estate recognized losses of approximately $1.2 million on such transactions. See "Certain Real Estate Investment Transactions" in Item 13.

Boston Management serves as manager of Belair Real Estate. In that capacity, Boston Management manages the investment and reinvestment of Belair Real Estate's assets and administers its affairs. See Item 13 for a description of the management fee payable by Belair Real Estate to Boston Management.

REAL ESTATE JOINT VENTURE INVESTMENTS. At December 31, 2003, Belair Real Estate owned a controlling interest in a Real Estate Joint Venture, Bel Residential Properties Trust (Bel Residential). With respect to the Real Estate Joint Venture, Belair Real Estate owns a majority economic interest therein and controls a majority of its board of trustees. Belair Real Estate's approval is required for all major decisions affecting the Real Estate Joint Venture.

The day-to-day operating management of the real properties owned by the Real Estate Joint Venture is provided by the real estate operating company (the Operating Partner) that is the principal minority investor in the Real Estate Joint Venture or an affiliated company thereof. The Operating Partner (or its affiliate) receives a property management fee for the services rendered to such properties. For the year ended December 31, 2003, property management fees relating to real properties held through the Real Estate Joint Venture were approximately $0.9 million.

At December 31, 2003, the assets of the Real Estate Joint Venture consisted of a total of 11 multifamily residential communities acquired from or in conjunction with the Operating Partner of the Real Estate Joint Venture. See Item 2. Distributable cash flows from the Real Estate Joint Venture are allocated in a manner that provides Belair Real Estate: 1) a priority position versus the Operating Partner with respect to a fixed annual preferred return; and 2) participation on a pro rata or reduced basis in distributable cash flows in excess of the annual preferred return of Belair Real Estate and a subordinated preferred return of the Operating Partner.

Financing for the Real Estate Joint Venture consists primarily of fixed-rate secured mortgage debt obligations of the Real Estate Joint Venture that generally are without recourse to Belair Real Estate and the Fund, as described in "Risks of Real Estate Investments" in Item 7A(b). Both Belair Real Estate and the Operating Partner invested equity in the Real Estate Joint Venture. Belair Real Estate's equity in the Real Estate Joint Venture was acquired using the proceeds of Fund borrowings. At acquisition, Belair Real Estate's equity investment in Bel Residential was approximately $36.3 million.

A board of trustees controlled by Belair Real Estate oversees the performance of the Operating Partner and controls the major decisions of the Real Estate Joint Venture. Belair Real Estate controls three of the four seats on the board of trustees. The persons serving as trustees on behalf of Belair Real Estate are employees of Boston Management. See "Directors and Executive Officers" in Item
10. No director of Belair Real Estate or trustee of the Real Estate Joint Venture is a Shareholder of the Fund. The Operating Partner of Belair Real Estate's Real Estate Joint Venture also serves as an operating partner of other Real Estate Joint Ventures that are majority owned by REIT subsidiaries of other similarly-structured investment funds sponsored by the Eaton Vance organization. Eaton Vance has no financial interest in the Real Estate Joint Venture.

The Operating  Partner of Bel Residential is ERP Operating  Limited  Partnership
(ERP), an affiliate of Equity Residential. Equity Residential is a publicly owned, self-administered and self-managed REIT. Equity Residential is the largest publicly traded apartment company in America. As of December 31, 2003, Equity Residential owned or had investments in 968 apartment communities in 34 states consisting of 207,506 apartment units. Equity Residential's corporate headquarters are located in Chicago, Illinois. Equity Residential's common shares are traded on the New York Stock Exchange under the symbol "EQR". ERP owns 25% of the issued and outstanding shares of Bel Residential that are entitled to vote for election of trustees of Bel Residential. Belair Real Estate owns the balance of such shares.

The Real Estate Joint Venture includes a buy/sell provision that can be exercised by either Belair Real Estate or the Operating Partner after a fixed period of years. Pursuant to the buy/sell provision entered into at the time Bel Residential was established, either Belair Real Estate or the Bel Residential Operating Partner can give notice on or after July 31, 2009 either to buy the other's equity interest in Bel Residential or to sell its own equity interest in Bel Residential.

A purchase or sale pursuant to the buy/sell provision would be made at a negotiated price. The agreement containing the buy/sell provision applicable to the Real Estate Joint Venture continues indefinitely, but could be terminated upon the receipt of the requisite approval of the owners of the voting interests in the Real Estate Joint Venture. The sale to Belair Real Estate by the Operating Partner of the Operating Partner's interest in Bel Residential would not affect the REIT qualification of Bel Residential. If Belair Real Estate were to dispose of its interest in the Real Estate Joint Venture pursuant to the buy/sell provision or otherwise, it may acquire an interest in a different real estate investment to replace the investment sold.

PARTNERSHIP PREFERENCE UNITS. Belair Real Estate's investments in Partnership Preference Units represent preferred equity interests in real estate operating partnerships that are affiliated with publicly traded REITs. The assets of the partnerships that issued the Partnership Preference Units owned by Belair Real Estate on December 31, 2003 consisted of direct or indirect ownership interests in real properties, including manufactured home communities, office and industrial properties, self-storage facilities, golf course properties, regional malls, community shopping centers and, in the case of one issuer, a diversified portfolio of properties. The Partnership Preference Units owned by Belair Real Estate as of December 31, 2003 are described in Item 7A and in the consolidated portfolio of investments included in the Fund's consolidated financial statements, which are incorporated by reference into Item 8.

Eaton Vance is not, and has not been, involved in the management or operation of the real estate operating partnerships that issued the Partnership Preference Units owned by Belair Real Estate. In February 2003, Belair Real Estate exchanged certain Partnership Preference Units for an equity investment in two private real estate companies affiliated with the issuer of the exchanged Partnership Preference Units and a note receivable from one such company. William R. Cross, Vice President of Eaton Vance and Boston Management and a member of the board of the Real Estate Joint Venture, serves as a director of the two private real estate companies. Additional information about Mr. Cross appears in Item 10.

The Partnership Preference Units held by Belair Real Estate were issued by partnerships that are not publicly-traded partnerships within the meaning of Code Section 7704(b). The Partnership Preference Units are perpetual life instruments (subject to call provisions) and are not, by their terms, readily convertible or exchangeable into cash or securities of the affiliated public company. The Partnership Preference Units are not rated by a nationally-recognized rating agency, and such interests may not be as high in quality as issues that are rated investment grade.

Each issue of Partnership Preference Units held by Belair Real Estate pays regular quarterly distributions at fixed rates from the net profits of the issuing partnership, with preferential rights over common and other subordinated units. None of the issues of Partnership Preference Units is or will be registered under the Securities Act and each issue is thus subject to restrictions on transfer.

ORGANIZATION OF BELAIR REAL ESTATE AND THE REAL ESTATE JOINT VENTURE. Belair Real Estate and the Real Estate Joint Venture operate in such a manner as to qualify for taxation as REITs under the Code. As REITs, Belair Real Estate and the Real Estate Joint Venture generally are not subject to federal income tax on that portion of their ordinary income or taxable gain that is distributed to stockholders each year. The Fund owns 100% of the common stock issued by Belair Real Estate, and intends to hold all of Belair Real Estate's common stock at all times. Belair Real Estate and the Operating Partner own all of the common shares or similar interests of the Real Estate Joint Venture.

Belair Real Estate and the Real Estate Joint Venture also have issued preferred shares to satisfy certain provisions of the Code, which require (among other things) that a REIT be beneficially owned in the aggregate by 100 or more persons. The preferred shares of each such entity are owned by approximately 105 charitable organizations that received the preferred shares as gifts. Each charitable organization that received preferred stock was an "accredited investor" (as defined in the Securities Act) with total assets in excess of $5 million at the time the organization received the preferred shares. Eaton Vance selected the charitable organizations from the charities for which it has matched employee contributions and/or suggestions from its employees or the Operating Partner. As of December 31, 2003, the total value of the preferred shares outstanding of Belair Real Estate and Bel Residential was $210,000 and $220,000, respectively. Dividends on preferred shares are cumulative and payable annually at a dividend rate of 8% per year. The dividends paid on preferred shares have priority over payments on common shares. For the year ended December 31, 2003, Belair Real Estate and Bel Residential paid or accrued distributions to preferred shareholders of $16,800 and $17,600, respectively.

FUND BORROWINGS. To finance its real estate investments held through Belair Real Estate, the Fund has entered into credit arrangements with DrKW Holdings, Inc. (the DrKW Credit Facility) and Merrill Lynch Mortgage Capital, Inc. (the MLMC Credit Facility) (collectively, the Credit Facility). The Credit Facility is secured by a pledge of the Fund's assets, excluding the assets of Bel Residential, and expires in June 2010. At December 31, 2003, the total principal amount outstanding under the Credit Facility was $447.0 million. The Credit Facility is also used to provide for selling commissions, organizational expenses and any short-term liquidity needs of the Fund. Under certain circumstances, the Fund may increase the size of the Credit Facility and the amount of outstanding borrowings thereunder.

Borrowings under the DrKW Credit Facility accrue interest at a rate of one-month LIBOR plus 0.30% per annum. As of December 31, 2003, outstanding borrowings under the DrKW Credit Facility totaled $447.0 million.

The Fund may borrow up to $100.0 million under the MLMC Credit Facility, of which up to $10 million may be letters of credit. Borrowings under the MLMC Credit Facility accrue interest at a rate of one-month LIBOR plus 0.38% per annum. As of December 31, 2003, there were no outstanding borrowings under the MLMC Credit Facility. There was a $1.5 million letter of credit issued as of December 31, 2003. The unused loan commitment amount totaled $98.5 million. A commitment fee of 0.10% per annum is paid on the unused commitment amount. The Fund pays all fees associated with issuing letters of credit.

Obligations under the Credit Facility are without recourse to Fund Shareholders. As described above, financing for the Real Estate Joint Venture consists primarily of fixed-rate secured mortgage debt obligations of the Real Estate Joint Venture that are without recourse to Fund Shareholders and are generally without recourse to Belair Real Estate and the Fund, as described under "Risks of Real Estate Investments" in Item 7A(b).

INTEREST RATE SWAP AGREEMENTS. The Fund has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. (MLCS) to fix the cost of borrowings under the Credit Facility used to acquire Belair Real Estate's equity in its real estate investments. Pursuant to the interest rate swap agreements, the Fund makes cash payments to MLCS at fixed rates in exchange for floating rate payments from MLCS that fluctuate with one-month LIBOR. The interest rate swap agreements extend until June 25, 2010 and provide for the Fund to make payments to MLCS at fixed rates averaging 4.75%. See Note 7 to the Fund's consolidated financial statements incorporated by reference into Item 8.

THE EATON VANCE ORGANIZATION. The Eaton Vance organization sponsors the Fund. Eaton Vance serves as the Fund's manager. Boston Management serves as the Fund's investment adviser and as manager of Belair Real Estate. EV Distributors served as the Fund's placement agent. The Fund's business affairs are conducted by Eaton Vance (as its manager) and its investment operations are conducted by Boston Management (as its adviser). The Fund's officers are employees of Eaton Vance. Eaton Vance, Boston Management and EV Distributors are indirect wholly-owned subsidiaries of Eaton Vance Corp., a publicly-traded holding company that, through its affiliates and subsidiaries, engages primarily in investment management, administration and marketing activities.

As noted above, the Fund pursues its objective primarily by investing in Belvedere Company. Belvedere Company invests exclusively in the Portfolio. Boston Management acts as investment adviser of the Portfolio and manager of Belvedere Company. EV Distributors acts as placement agent for Belvedere Company and the Portfolio. As of December 31, 2003, the assets of the Fund represented approximately 2.6% of assets under management by Eaton Vance and its affiliates. The offices of the Fund, Eaton Vance, Boston Management and EV Distributors are located at 255 State Street, Boston, Massachusetts 02109.

CONFLICTS OF INTEREST. Boston Management and other Eaton Vance affiliates are subject to certain conflicts of interests in their dealings with the Fund, Belair Real Estate, Belvedere Company and the Portfolio. Also investing in the Portfolio are other investment companies sponsored by Eaton Vance. Portfolio management activities with respect to securities contributed to the Portfolio may have different tax consequences for the contributing investor in the Portfolio than for other investors in the Portfolio. Boston Management manages the Portfolio in pursuit of long-term, after-tax returns for all investors in the Portfolio and, with respect to contributed securities, takes into account the tax position of the contributing investor in the Portfolio. Whenever conflicts of interest arise, Eaton Vance, Boston Management and other Eaton Vance affiliates will endeavor to exercise their discretion in a manner that they believe is equitable to all interested persons.

Belair Real Estate may purchase real estate investments from the REIT subsidiaries of other funds similar in purpose to the Fund that are sponsored by the Eaton Vance organization. Belair Real Estate may also co-invest with such entities in real estate investments and sell real estate investments to such entities. In any such transaction, the assets purchased and sold will be valued in good faith by Boston Management, after consideration of factors, data and information that Boston Management considers relevant. Transaction prices generally include an allocation of the original costs incurred in creating and acquiring the transferred assets. Real estate investments are often difficult to value and others could in good faith arrive at valuations different from those of Boston Management.

ITEM 2.  PROPERTIES.
--------------------

The Fund does not own any physical properties, other than indirectly through Belair Real Estate's investments. As of December 31, 2003, Belair Real Estate held investments in Partnership Preference Units of nine issuers. At December 31, 2003, Belair Real Estate owned majority interests in Bel Residential, whose assets are reflected in the consolidated financial statements of the Fund. Bel Residential owns 11 multifamily residential properties located in seven states (Washington, Colorado, North Carolina, Arizona, Florida, Georgia and Texas).

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

                                     PART II
                                     -------

ITEM 5. DETERMINING NET ASSET VALUE, MARKET FOR FUND SHARES AND RELATED SHAREHOLDER MATTERS.
--------------------------------------------------------------------------------

This Item and other Items in this report contain summaries of certain provisions contained in the Amended and Restated Operating Agreement of the Fund (the LLC Agreement), which was filed as an exhibit to the Fund's registration statement on Form 10. All such summaries are qualified in their entirety by the actual provisions of the LLC Agreement, which are incorporated by reference herein.

(a) MARKET  INFORMATION,  RESTRICTIONS  ON TRANSFERS  AND  REDEMPTION OF SHARES.
--------------------------------------------------------------------------------

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

REDEMPTION OF FUND SHARES. Shares of the Fund may be redeemed on any business day. The redemption price of Shares that are redeemed is based on the Fund's net asset value next computed after receipt of the redemption request.

The Fund satisfies redemption requests principally by distributing securities drawn from the Portfolio, but may also distribute cash. If requested by a redeeming Shareholder, the Fund will satisfy a redemption request by distributing securities that were contributed by the redeeming Shareholder, provided that such securities are held in the Portfolio at the time of redemption. The securities contributed by a Shareholder will not be distributed to any other Shareholder in the Fund (or to any other investor in Belvedere Company or the Portfolio) during the first seven years following their contribution unless the contributing Shareholder has withdrawn from the Fund.

Under most circumstances, a redemption from the Fund that is settled with securities as described herein will not result in the recognition of capital gains by the Fund or by the redeeming Shareholder. The redeeming Shareholder would generally recognize capital gains upon the sale of the securities received through redemption. If a redeeming Shareholder receives cash in addition to securities to settle a redemption, the amount of cash received will be taxable to the Shareholder to the extent it exceeds such Shareholder's tax basis in Fund Shares. Shareholders should consult their tax advisors about the tax consequences of redeeming Fund Shares.

A Shareholder redemption request within seven years of a contribution of securities by such Shareholder will ordinarily be satisfied by distributing securities that were contributed by such Shareholder, prior to distributing to such Shareholder any other securities held in the Portfolio. Securities contributed by a Shareholder may be distributed to other Shareholders in the Fund (or to other investors in Belvedere Company or the Portfolio) after a holding period of at least seven years and, if so distributed, would not be available to meet subsequent redemption requests made by the contributing Shareholder.

If requested by a redeeming Shareholder making a redemption of at least $1 million occurring more than seven years after such Shareholder's final contribution of securities to the Fund, the Fund will generally distribute to the redeeming Shareholder a diversified basket of securities representing a range of industry groups that is drawn from the Portfolio, but the selection of individual securities would be made by Boston Management in its sole discretion. No interests in Real Estate Joint Ventures, Partnership Preference Units or other real estate investments held by Belair Real Estate will be distributed to meet a redemption request, and "restricted securities" will be distributed only to the Shareholder who contributed such securities or such Shareholder's successor in interest.

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

The Fund may compulsorily redeem all or a portion of the Shares of a Shareholder if the Fund has determined that such redemption is necessary or appropriate to avoid registration of the Fund or Belvedere Company under the 1940 Act, or to avoid adverse tax, or other consequences to the Portfolio, Belvedere Company, the Fund or Fund Shareholders, including those arising as the result of applicable anti-money laundering requirements.

A capital account for each Shareholder is maintained on the books of the Fund. The account reflects the value of such Shareholder's interest in the Fund, which is adjusted for profits, liabilities and distributions allocable to such account in accordance with Article 6 of the Fund's LLC Agreement.

DETERMINING NET ASSET VALUE. Boston Management, as investment adviser, is responsible for determining the value of the Fund's assets. The Fund's custodian, Investors Bank & Trust Company, calculates the value of the assets of the Fund, Belvedere Company and the Portfolio each day that the New York Stock Exchange (NYSE) is open for trading, as of the close of regular trading on the NYSE. The Fund's net asset value per Share is calculated by dividing the value of the Fund's total assets, less its liabilities, by the number of Shares outstanding.

The Fund's net assets are valued in accordance with the Fund's valuation procedures and reflect the value of its directly-held assets and liabilities, as well as the net asset value of the Fund's investment in the Portfolio held through Belvedere Company and in real estate investments held through Belair Real Estate. The Trustees of the Portfolio have established procedures for the fair valuation of the Portfolio's assets under normal market conditions. Pursuant to these procedures, marketable securities listed on U.S. securities exchanges generally are valued at the last sale price on the day of the valuation or, if there were no sales, at the mean between the closing bid and asked prices therefor on the exchange where such securities are principally traded. Marketable securities listed on the NASDAQ National Market System generally are valued at the NASDAQ official closing price. Unlisted or listed securities for which closing sale prices are not available are valued at the mean between the last available bid and asked prices. Exchange-traded options are valued at the last sale price for the day of valuation as quoted on the principal exchange or board of trade on which the options are traded, or in the absence of a sale on such day, at the mean between the latest bid and asked prices therefor. Futures positions on securities or currencies are generally valued at closing settlement prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost. If short-term debt securities were acquired with a remaining maturity of more than 60 days, their amortized cost value will be based on their value on the sixty-first day prior to maturity. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, will normally be valued on the basis of valuations furnished by a pricing service.

The daily valuation of foreign securities held by the Portfolio generally is determined as of the close of trading on the principal exchange on which such securities trade. Events occurring after the close of trading on foreign exchanges may result in adjustments to the valuation of foreign securities to more accurately reflect their fair value as of the close of regular trading on the NYSE. The Portfolio may rely on an independent fair valuation service in adjusting the valuations of foreign securities. Foreign securities and currencies held by the Portfolio are valued in U.S. dollars, as calculated by the Portfolio's custodian based on foreign currency exchange rate quotations supplied by an independent quotation service. All other securities are valued at fair value as determined in good faith by or at the direction of the Portfolio's Trustees considering relevant factors, data and information including the market value of freely tradable securities of the same class in the principal market on which such securities are normally traded.

The Fund's real estate investments are valued each day as determined in good faith by Boston Management, as investment adviser to Belair Real Estate, after consideration of relevant factors, data and information. The procedures for valuing Belair Real Estate's assets are described under "Critical Accounting Estimates" in Item 7 and under "Risks of Real Estate Investments" in Item 7A. Boston Management values the Fund's interest rate swap agreements based upon dealer and counterparty quotes and pricing models which take into consideration the market trading prices of interest rate swap agreements that have similar terms to the Fund's interest rate swap agreements. Fixed liabilities of the Fund generally are stated at principal value.

HISTORIC NET ASSET VALUES. Set forth below are the high and low net asset values per Share (NAVs) of the Fund for each full quarter during the two years ended December 31, 2003 and 2002, the closing NAV on the last business day of each full quarter, and the percentage change in NAV during each such quarter.

                                                       NAV at           Quarterly %
  Quarter Ended       High NAV        Low NAV        Quarter End      Change in NAV(1)
  -------------       --------        -------        -----------     ------------------
    12/31/03          $ 119.60        $ 108.59       $   119.60              12.77%
     9/30/03          $ 110.01        $ 102.04       $   106.06               3.05%
     6/30/03          $ 107.19        $  90.28       $   102.92              15.23%
     3/31/03          $  96.89        $  83.39       $    89.32              -3.31%
    12/31/02          $  96.86        $  81.98       $    92.38               6.56%
     9/30/02          $ 102.10        $  81.50       $    86.69             -15.83%
     6/30/02          $ 118.36        $ 101.04       $   103.00             -13.07%
     3/31/02          $ 121.26        $ 110.66       $   118.49               0.94%

(1) Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that Shares, if redeemed, may be worth more or less than their original cost. Changes in NAV are historical. Performance is for the stated time period only; due to market volatility, the Fund's current performance may be lower or higher. For more information about the performance of the Fund, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

(b)  RECORD HOLDERS OF SHARES OF THE FUND.
------------------------------------------

As of March 1, 2004, there were 548 record holders of Shares of the Fund.

(c)  DISTRIBUTIONS.
-------------------

INCOME AND CAPITAL GAIN DISTRIBUTIONS. The Fund intends to distribute each year the amount of its net investment income for such year, if any. The Fund also intends to make annual capital gain distributions equal to approximately 18% (reduced from 22% to reflect the reduction in federal long-term capital gains rates) of the amount of its net realized capital gains, if any, other than precontribution gain allocated to a Shareholder in connection with a taxable tender offer or other taxable corporate event for a security contributed to the Fund by that Shareholder or that Shareholder's predecessor in interest. The Fund's net investment income and net realized gains include the Fund's allocated share of the net investment income and net realized gains of Belair Real Estate, Belvedere Company and, indirectly, the Portfolio. The Fund's distributions generally are based on determinations of net investment income and net realized capital gains for federal income tax purposes. Such amounts may differ from net investment income (or loss) and net realized gain (or loss) as set forth in the Fund's consolidated financial statements due to differences in the treatment of various income, gain, loss, expense and other items for federal income tax purposes and under generally accepted accounting principles. Because the Portfolio invests primarily in lower yielding securities, seeks to avoid net realized short-term capital gains and bears certain ongoing expenses, it is not expected that income distributions will be significant. The Fund intends to pay distributions (if any) on the last business day of each fiscal year of the Fund (which concludes on December 31) or shortly thereafter. The Fund's distribution rates with respect to realized gains may be adjusted in the future to reflect changes in the effective maximum marginal individual federal tax rate applicable to long-term capital gains.

Shareholder distributions with respect to net investment income and realized post-contribution gains are made pro rata in proportion to the number of Shares held as of the record date of the distribution. All distributions (including Special Distributions described below) are paid by the Fund in cash. Distributions are generally not taxable to the recipient Shareholder unless the distributions exceed the recipient Shareholder's tax basis in Fund Shares. The Fund's Credit Facility prohibits the Fund from making any distribution to Shareholders while there is an event of default outstanding under the Credit Facility.

On January 14, 2004, the Fund made a distribution of $1.28 per Share to Shareholders of record on January 13, 2004. On January 17, 2003, the Fund made a distribution of $0.49 per Share to Shareholders of record on January 16, 2003. The Fund made no distributions in 2002.

SPECIAL DISTRIBUTIONS. In addition to the income and capital gain distributions described above, the Fund also makes distributions whenever a Shareholder recognizes a precontribution gain (other than precontribution gain allocated to a Shareholder in connection with a tender offer or other extraordinary corporate event involving a security contributed by such Shareholder) (a Special Distribution). Special Distributions generally equal approximately 18% of the amount of realized precontribution gains plus approximately 4% of the allocated precontribution gain or such other percentage as deemed appropriate to compensate Shareholders receiving such distributions for taxes that may be due in connection with the precontribution gain and Special Distributions. Special Distributions will be made solely to the Shareholders to whom the precontribution gain is allocated. The Fund does not intend to make Special Distributions to a Shareholder in respect of realized precontribution gain allocated to a Shareholder in connection with a tender offer or other extraordinary corporate event involving a security contributed by such Shareholder. For the year ended December 31, 2003, the Fund made no Special Distributions. For the year ended December 31, 2002, the Fund made Special Distributions of approximately $850.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

TABLE OF SELECTED FINANCIAL DATA. The consolidated data referred to below reflects the Fund's historical results for the years ended December 31, 2003, 2002, 2001, 2000 and 1999. The following information should be read in conjunction with all of the consolidated financial statements and related notes incorporated by reference into Item 8. The other consolidated data referred to below is as of each period end.

                                             Year Ended                       Year Ended                      Year Ended
                                         December 31, 2003              December 31, 2002(1)            December 31, 2001(1)
                                        --------------------            ----------------------          ----------------------
Total investment income                 $   69,405,545                    $   78,233,872                   $   91,896,767
Interest Expense                        $   18,432,578                    $   25,116,047                   $   45,913,849
Total expenses (including
  interest expense)                     $   35,039,905                    $   44,896,899                   $   70,454,477
Net investment income                   $   34,029,533                    $   31,919,610                   $   19,211,073
Minority interests in net
  income of controlled
  subsidiaries                          $     (336,107)                   $   (1,417,363)                  $   (2,231,217)
Net realized (loss) gain                $   (6,702,427)                   $  (73,194,357)                  $    3,292,331
Net change in unrealized
  appreciation (depreciation            $  335,001,122                    $ (310,435,564)                  $ (241,417,383)
Net increase (decrease) in
  net assets from operations            $  362,328,228                    $ (351,710,311)                  $ (218,913,979)
Total assets                            $2,092,840,523                    $1,942,238,810                   $2,545,136,580
Loan payable                            $  447,000,000                    $  540,769,000                   $  558,769,000
Mortgages payable                       $  112,630,517                    $  112,630,517                   $  228,480,517
Net assets                              $1,522,281,849                    $1,245,807,656                   $1,687,637,826
Shares outstanding                          12,728,157                        13,485,660                       14,376,567
Net asset value and
  redemption price per Share            $       119.60                    $        92.38                   $       117.39
Net increase (decrease) in
  net assets from operations
  per Share                             $        27.71                    $       (25.01)                  $       (14.52)
Distribution paid per
  Share(2)                              $         0.49(3)(4)              $         0.00(3)                $         1.22

                                              Year Ended                       Year Ended
                                        December 31, 2000(1)             December 31, 1999(1)
                                        ----------------------          ------------------------
Total investment income                    $   84,553,765                   $   59,436,107
Interest Expense                           $   57,304,272                   $   36,722,400
Total expenses (including
  interest expense)                        $   75,194,663                   $   45,032,162
Net investment income                      $    8,432,411                   $   14,403,945
Minority interests in net
  income of controlled
  subsidiaries                             $     (926,691)                  $           --
Net realized (loss) gain                   $   30,925,079                   $  (43,998,210)
Net change in unrealized
  appreciation (depreciation)              $   16,818,313                   $  293,174,886
Net increase (decrease) in
  net assets from operations               $   56,175,803                   $  263,580,621
Total assets                               $2,797,091,702                   $2,759,005,507
Loan payable                               $  643,000,000                   $  655,000,000
Mortgages payable                          $  112,630,517                   $           --
Net assets                                 $2,010,997,840                   $2,094,369,753
Shares outstanding                             15,106,086                       15,900,744
Net asset value and
  redemption price per Share               $       133.13                   $       131.72
Net increase (decrease) in
  net assets from operations
  per Share                                $         3.02                   $        16.33
Distribution paid per
  Share(2)                                 $         1.61                   $         1.27

(1) Certain amounts have been reclassified to conform with the current year presentation.

(2) The Fund also makes Special Distributions, which are not made on a pro rata basis. See Item 5(c). During the period ended December 31, 2001, the Fund made Special Distributions of $0.47 per Share. Special distributions made in 2002 amount to less than $0.001 per Share.

(3) On January 17, 2003, the Fund made a distribution of $0.49 per Share to Shareholders of record on January 16, 2003.

(4) On January 14, 2004, the Fund made distributions of $1.28 per Share to Shareholders of record on January 13, 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

THE INFORMATION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. FORWARD-LOOKING STATEMENTS TYPICALLY ARE IDENTIFIED BY USE OF TERMS SUCH AS "MAY," "WILL," "SHOULD," "MIGHT," "EXPECT," "ANTICIPATE," "ESTIMATE," AND SIMILAR WORDS, ALTHOUGH SOME FORWARD-LOOKING STATEMENTS ARE EXPRESSED DIFFERENTLY. THE ACTUAL RESULTS OF THE FUND COULD DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS. THE FUND UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE, EXCEPT AS REQUIRED BY APPLICABLE LAW. FACTORS THAT COULD AFFECT THE FUND'S PERFORMANCE INCLUDE A DECLINE IN THE U.S. STOCK MARKETS OR IN GENERAL ECONOMIC CONDITIONS, ADVERSE DEVELOPMENTS AFFECTING THE REAL ESTATE INDUSTRY, OR FLUCTUATIONS IN INTEREST RATES. SEE "QUALITATIVE INFORMATION ABOUT MARKET RISK" IN ITEM 7A BELOW.

The following discussion should be read in conjunction with the Fund's consolidated financial statements and related notes incorporated by reference into Item 8.

(a)  RESULTS OF OPERATIONS.
---------------------------

Increases and decreases in the Fund's net asset value per Share are derived from net investment income or loss, and realized and unrealized gains and losses on investments. The Fund's net investment income (or loss) is determined by subtracting the Fund's total expenses from its investment income and then deducting the minority interest in net income of Belair Real Estate's controlled subsidiary. The Fund's investment income includes the net investment income allocated to the Fund from Belvedere Company, rental income from the properties owned by Belair Real Estate's controlled subsidiary, partnership income allocated to the Partnership Preference Units owned by Belair Real Estate and interest earned on the Fund's short-term investments (if any). The net investment income of Belvedere Company allocated to the Fund includes dividends and interest allocated to Belvedere Company by the Portfolio less the expenses of Belvedere Company allocated to the Fund. The Fund's total expenses include the Fund's investment advisory and administrative fees, property management fees, servicing fees, interest expense from mortgages owned by Belair Real Estate's controlled subsidiary, interest expense on the Credit Facility, property and maintenance expenses and property taxes and insurance expenses relating to the properties owned by Belair Real Estate's controlled subsidiary, and other miscellaneous expenses. The Fund's realized and unrealized gains and losses are the result of transactions in, or changes in value of, security investments held through the Fund's indirect interest (through Belvedere Company) in the Portfolio, real estate investments held through Belair Real Estate, the Fund's interest rate swap agreements and any other direct investments of the Fund, as well as periodic payments made by the Fund pursuant to interest rate swap agreements.

The realized and unrealized gains and losses on investments and interest rate swap agreements have the most significant impact on the Fund's net asset value per Share and result primarily from sales of such investments and changes in their underlying value. The investments of the Portfolio consist primarily of common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Because the securities holdings of the Portfolio are broadly diversified, the performance of the Portfolio cannot be attributed to one particular stock or one particular industry or market sector. The performance of the Portfolio and the Fund are substantially influenced by the overall performance of the U.S. stock market, as well as by the relative performance versus the overall market of specific stocks and classes of stocks in which the Portfolio maintains large positions.

PERFORMANCE OF THE FUND.(1) The Fund's investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance, as the Fund's manager, measures the Fund's success in achieving its objective based on the investment returns of the Fund, using the Standard & Poor's 500 Composite Index (the S&P 500) as the Fund's primary performance benchmark. The S&P 500 is a broad-based unmanaged index of common stocks commonly used as a measure of U.S. stock market performance. Eaton Vance's primary focus in pursuing total return is on the Fund's common stock portfolio, which consists of its indirect interest in the Portfolio. In measuring the performance of the Fund's real estate investments, Eaton Vance considers whether, through current returns and changes in valuation, the real estate investments achieve returns that over the long-term exceed the cost of the borrowing incurred to acquire such investments and thereby add to Fund returns. The Fund has entered into interest rate swap agreements to fix the cost of its borrowings under the Credit Facility used to acquire Belair Real Estate's equity in its real estate investments and to mitigate in part the impact of interest rate changes on the Fund's net asset value.

(1) Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that Shares, when redeemed, may be worth more or less than their original cost. Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Performance is for the stated time period only; due to market volatility, the Fund's current performance may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P 500. It is not possible to invest directly in an Index.

The Fund's total return for the year ended December 31, 2003 was 30.14%. This return reflects an increase in the Fund's net asset value per Share from $92.38 to $119.60 and a distribution of $0.49 per Share during the period. For comparison, the S&P 500 had a total return of 28.67% over the same period. The combined impact on performance of the Fund's investment activities outside of the Portfolio was positive for the year ended December 31, 2003. The performance of the Fund exceeded that of the Portfolio by approximately 6.26% for the year.

The Fund had a total return of -21.30% for the year ended December 31, 2002. This return reflected a decrease in the Fund's net asset value per Share from $117.39 to $92.38. For comparison, the S&P 500 had a total return of -22.09% over the same period. For the year ended December 31, 2002, the performance of the Fund trailed that of the Portfolio by approximately 1.78%.

PERFORMANCE OF THE PORTFOLIO. U.S. equities experienced a successful 2003 with most major indices posting their first annual gains since 1999. Strength in the broader market was a function of a favorable economic environment: historically low inflation and interest rates coupled with robust earnings growth and continued consumer strength. While the Portfolio's performance for the year ended December 31, 2003 of 23.88% was strong, the Portfolio trailed the S&P 500, which had a total return of 28.67% for the year. The total return of the Portfolio for the year ended December 31, 2002 was -19.52%.

The Portfolio's sector allocation in 2003 was substantially unaltered from 2002 in that the Portfolio continued to maintain overweighted positions in the industrial, consumer discretionary and financials sectors. Although these sectors generally performed well during 2003, the sub-par performance of the Portfolio's holdings across the constituent industries, and multi-line retail and aerospace/defense names in particular, hindered its performance. The Portfolio's continued underweight of the best performing sector of the year, information technology, was another factor contributing to the Portfolio's relative underperformance versus the S&P 500. As in 2002, lack of earnings visibility and unattractive valuations caused Boston Management, the Portfolio's investment adviser, to remain cautious on the technology sector. A similar rationale prompted a de-emphasis of the telecommunications sector, the underweighting of which had a positive impact on the Portfolio's return in 2003.

During the year, Boston Management increased the Portfolio's allocation to more economically sensitive sectors, such as consumer discretionary and energy, from 2002 levels. This shift, particularly with respect to investments in pro-cyclical industries such as consumer electronics, energy services, and oil and gas, was particularly beneficial. Financial and health care investments also contributed to relative performance in 2003, with strong performance by consumer finance, pharmaceuticals and biotechnology investments. While the Portfolio remained underweighted in the materials and the utilities sectors during 2003, stock selections in the electric and gas utilities groups positively impacted returns for the year.

Unlike in 2002, the market favored lower quality and higher volatility securities in 2003, something that is not unusual when coming out of an economic slowdown or bear market. The Portfolio's policy of investing primarily in higher quality securities and its valuation discipline contributed to its underperformance versus its benchmark and the Portfolio's more aggressive peers during the past year. Looking forward, Boston Management believes the economic recovery will continue at a sustainable pace, and that the market will better reward quality companies that can consistently deliver earnings. The longer-term success of the Portfolio will be determined by the performance of U.S. equity markets and the ability of Boston Management's research staff to deliver superior stock selection versus the Portfolio's benchmark. Higher quality investments are gradually gaining strength in the market, and the Portfolio's investment focus will continue to be in companies with strong business franchises and solid long-term earnings prospects.

PERFORMANCE OF REAL ESTATE INVESTMENTS. The Fund's real estate investments held through Belair Real Estate include investments in Partnership Preference Units and a majority interest in a Real Estate Joint Venture. During the year ended December 31, 2003, Belair Real Estate sold (or experienced scheduled redemptions
of) certain of its Partnership Preference Units, recognizing gains of $0.04 million on the transactions (including sales to another investment fund advised by Boston Management). For the year ended December 31, 2003, Belair Real Estate's investments in Partnership Preference Units continued to benefit from lower interest rates and tighter spreads on real estate securities. At December 31, 2003, the estimated fair value of Belair Real Estate's Partnership Preference Units totaled $318.0 million compared to $391.2 million at December 31, 2002, a decrease of $73.2 million or 19%. The decrease was due to fewer Partnership Preference Units being held at December 31, 2003, offset in part by increases in the per unit value of the Partnership Preference Units held by Belair Real Estate. Belair Real Estate saw unrealized appreciation of the estimated fair value in its Partnership Preference Units of approximately $26.6 million during the year ended December 31, 2003 compared to approximately $13.6 million for the year ended December 31, 2002.

Distributions received from Partnership Preference Units for the year ended December 31, 2003 totaled $34.3 million compared to $36.9 million for the year ended December 31, 2002, a decrease of $2.6 million or 7%. The decrease was due to fewer Partnership Preference Units held on average during the year ended December 31, 2003.

The sale of Belair Real Estate's interest in Katahdin Property Trust LLC (Katahdin) in May 2002 reduced the scope of the Fund's real estate operations for the year ended December 31, 2003 as compared to the year ended December 31, 2002. Operations of Belair Real Estate's remaining Real Estate Joint Venture continued to be impacted by weak multifamily market fundamentals during the year ended December 31, 2003. Rental income from real estate operations decreased to $21.9 million for the year ended December 31, 2003 from $30.3 million for the year ended December 31, 2002, a decrease of $8.4 million or 28%. This decrease in rental income was principally due to the May 2002 sale of Belair Real Estate's interest in Katahdin, as well as increased rent concessions and/or reduced apartment rental rates and lower occupancy levels at properties owned by Belair Real Estate's remaining Real Estate Joint Venture, a trend that continued from 2002.

Property  operating  expenses  decreased  to $10.0  million  for the year  ended
December 31, 2003 from $12.6 million for the year ended December 31, 2002, a decrease of $2.6 million or 21% (property operating expenses are before certain operating expenses of Belair Real Estate of approximately $3.5 million for the year ended December 31, 2003 and approximately $3.8 million for the year ended December 31, 2002). The decrease in property operating expenses was principally due to the May 2002 sale of Belair Real Estate's interest in Katahdin, offset in part by modest increases in property operating expenses of Belair Real Estate's remaining Real Estate Joint Venture. While the U.S. economy showed signs of strength during the year ended December 31, 2003, significant employment growth has not occurred in most markets and low interest rates have contributed to continued apartment move-outs (due to new home purchases) and ongoing development of new multifamily properties. As a result, Boston Management, Belair Real Estate's manager, expects that real estate operating results in 2004 will be modestly below the levels of 2003.

At December 31, 2003, the estimated fair value of the real properties held through Belair Real Estate was $158.5 million compared to $157.5 million at December 31, 2002, an increase of $1.0 million or 1%. The modest increase in estimated real property values at December 31, 2003 resulted from declines in capitalization rates in a lower-return environment, which more than offset the impact of lower income level expectations. The capitalization rate, a term commonly used in the real estate industry, is the rate of return percentage applied to actual or estimated income levels to determine the value of a real estate investment. Belair Real Estate saw unrealized appreciation of the estimated fair value in its other real estate investments (which includes Belair Real Estate's interest in the Real Estate Joint Venture) of approximately $5.5 million during the year ended December 31, 2003 compared to approximately $2.3 million of unrealized depreciation for the year ended December 31, 2002. Belair Real Estate sold its interest in Katahdin to another fund advised by Boston Management and realized a loss of $8.2 million on the transaction during the year ended December 31, 2002.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the year ended December 31, 2003, net realized and unrealized losses on the Fund's interest rate swap agreements totaled approximately $3.3 million, compared to net realized and unrealized losses of approximately $22.2 million for the year ended December 31, 2002. Net realized and unrealized losses on swap agreements in 2003 consisted of $14.5 million of net realized and unrealized gains due to changes in swap agreement valuations, offset by $17.8 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund's consolidated statement of operations). In 2002, net realized and unrealized gains of $8.5 million on swap agreement valuation changes were offset by $30.7 million of swap agreement periodic payments. The positive contribution to 2003 Fund performance from changes in swap agreement valuations was attributable to a rise in swap rates during the year and swap agreements entered into by the Fund approaching their optional termination dates. The positive contribution to 2002 Fund performance from changes in swap valuations was due primarily to the Fund's swap agreements approaching optional termination dates, as relevant swap rates were substantially unchanged.

On October 1, 2003, the Fund terminated all of its then outstanding swap agreements and entered into new agreements to fix the cost of a substantial portion of Fund borrowings under the Credit Facility. The Fund realized a loss of approximately $8.5 million on the swap agreement terminations.

(b)  LIQUIDITY AND CAPITAL RESOURCES.
-------------------------------------

OUTSTANDING BORROWINGS. As of December 31, 2003, the Fund had outstanding borrowings of $447.0 million and unused loan commitments of $98.5 million under the Credit Facility. The Credit Facility is used primarily to finance the Fund's equity in its real estate investments and will continue to be used for such purpose in the future. The Credit Facility may also be used for any short-term liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder for these purposes.

As of December 31, 2003, Bel Residential had outstanding borrowings consisting of fixed-rate secured mortgage debt obligations of $112.6 million.

LIQUIDITY. The Fund may redeem shares of Belvedere Company at any time. Both Belvedere Company and the Portfolio normally follow the practice of satisfying redemptions by distributing securities drawn from the Portfolio. Belvedere Company and the Portfolio may also satisfy redemptions by distributing cash. As of December 31, 2003, the Portfolio had cash and short-term investments totaling $122.4 million. The Portfolio participates in a $150.0 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had no outstanding borrowings at December 31, 2003. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of December 31, 2003, illiquid assets (consisting of restricted securities not available for current public sale) constituted 0.3% of the net assets of the Portfolio.

The liquidity of Belair Real Estate's Real Estate Joint Venture investments is extremely limited, and relies principally upon buy/sell arrangements with the Operating Partner that may be exercised on or after July 31, 2009. See "Real Estate Joint Venuture Investments" under "The Fund's Real Estate Investments through Belair Real Estate Corporation" in Item 1. Transfers of Belair Real Estate's interest in the Real Estate Joint Venture to parties other than the Operating Partner are restricted by terms of the operating management agreements, buy/sell arrangements with the Operating Partner, and lender consent requirements. The Partnership Preference Units held by Belair Real Estate are not registered under the Securities Act and are subject to substantial restrictions on transfer. As such, they are illiquid.

(c)  OFF-BALANCE SHEET ARRANGEMENTS.
------------------------------------

The Fund is required to disclose off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to Shareholders. An off-balance sheet arrangement includes any contractual arrangement to which an unconsolidated entity is a party and under which the Fund has certain specified obligations. As of December 31, 2003, the Fund did not have any such off-balance sheet arrangements.

(d)  THE FUND'S CONTRACTUAL OBLIGATIONS.
----------------------------------------

The following table sets forth the amounts of payments due under the specified contractual obligations outstanding on December 31, 2003:

                                                                           Payments due:
------------------------------------------------------------------------------------------------------------------------------------
Type of Obligation                         Total       Less than 1 Year   1-3 Years       3-5 Years    More than 5 Years
------------------------------------------------------------------------------------------------------------------------------------
Long Term Debt:
  Mortgage Debt(1)                      $112,630,517     $        --     $        --     $        --     $112,630,517
  Borrowings under Credit Facility(2)   $447,000,000     $        --     $        --     $        --     $447,000,000

Purchase Obligations(3)
Other Long Term Liabilities:
  Interest Rate Swap Agreements(4)      $116,518,985     $17,975,245     $35,950,490     $35,950,490     $ 26,642,760
------------------------------------------------------------------------------------------------------------------------------------
Total                                   $676,149,502     $17,975,245     $35,950,490     $35,950,490     $586,273,277
------------------------------------------------------------------------------------------------------------------------------------

(1) The rental property held by Belair Real Estate are financed through a mortgage issued to the Real Estate Joint Venture. The mortgage is secured by the underlying rental property and is generally without recourse to the other assets of the Fund or Belair Real Estate as described in "Risks of Real Estate Investments" in Item 7A(b). The mortgage matures in 2010. Mortgage obligations cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty or without the sale of the associated rental property.

(2) To finance its real estate investments held through Belair Real Estate, the Fund has entered into a Credit Facility with $447.0 million of borrowings outstanding as of December 31, 2003. The Credit Facility is secured by a pledge of the Fund's assets, excluding the assets of Bel Residential, and expires in June 2010. The Credit Facility is primarily used to finance the Fund's equity in its real estate investments and will continue to be used for such purpose in the future.

(3) The Fund and Belair Real Estate have entered into agreements with certain service providers pursuant to which the Fund and Belair Real Estate pay fees as a percentage of assets. These fees include fees paid to Eaton Vance and its affiliates (which are described in Item 13). These agreements generally continue indefinitely unless terminated by the Fund or Belair Real Estate (as applicable) or the service provider. For the year ended December 31, 2003, these fees equaled approximately 1.87% of the Fund's net assets. Because these fees are based on the Fund's assets (which will fluctuate over time) it is not possible to specify the dollar amounts payable in the future.

(4) The Fund has entered into interest rate swap agreements to fix the cost of borrowings under the Credit Facility used to acquire Belair Real Estate's equity in its real estate investments. Pursuant to the interest rate swap agreements, the Fund makes cash payments to MLCS at fixed rates in exchange for floating rate payments from MLCS that fluctuate with one-month LIBOR. The amounts disclosed in the table represent the fixed interest amounts payable by the Fund. The periodic floating rate payments that the Fund expects to receive pursuant to the agreements will reduce the fixed interest cost to the Fund. The swap agreements expire on June 25, 2010.

(e)  CRITICAL ACCOUNTING ESTIMATES.
-----------------------------------

The Fund's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Fund to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period, and where such different or changed estimates would materially impact the Fund's financial condition, changes in financial condition or results of operations. The Fund's significant accounting policies are discussed in Note 2 of the notes to consolidated financial statements; critical estimates inherent in these accounting policies are discussed in the following paragraphs.

The Fund has determined that the valuation of the Fund's real estate investments (including the Real Estate Joint Venture and the Partnership Preference Units) are critical estimates. The Fund's investments in real estate are an important component of its total investment program. Market prices for these investments are not readily available and therefore they are stated in the Fund's consolidated financial statements at estimated fair value. The estimated fair value of an investment represents the amount at which Boston Management (as manager of Belair Real Estate) believes the investment could be sold in a current transaction between willing parties in an orderly disposition, that is, other than in a forced or liquidation sale. The Fund reports the estimated fair value of its real estate investments on its consolidated statement of assets and liabilities with any changes to estimated fair value charged to unrealized appreciation or depreciation in the Fund's consolidated statement of operations.

The need to  estimate  the fair  value of the  Fund's  real  estate  investments
introduces   uncertainty  into  the  Fund's  reported  financial  condition  and performance because:

     * such assets are, by their nature, difficult to value and estimated values may not accurately reflect what the Fund could realize in a current sale between willing parties;

     * property appraisals and other factors used to determine the estimated fair value of the Fund's real estate investments depend on estimates of future operating results and supply and demand assumptions that may not reflect actual performance;

     * property appraisals and other factors used to determine the estimated fair value of the Fund's real estate investments are not continuously updated and therefore may not be current as of specific dates; and

     * if the Fund were forced to sell illiquid assets on a distressed basis, the proceeds may be substantially less than stated values.

As of December 31, 2003, the estimated fair value of the Fund's real estate investments represented 23.0% of the Fund's total assets. Adjusting for the minority interest of the Operating Partner of the Real Estate Joint Venture as of December 31, 2003, the Fund's real estate investments represented 30.2% of the Fund's net assets. The estimated fair value of the Fund's real estate investments may change due to changes in market conditions and changes in valuation assumptions made by property appraisers and third party valuation service providers as described below.

As noted in Item 1, to satisfy certain requirements of the Code the Fund invests at least 20% of its assets (calculated in the manner prescribed) in real estate investments (the 20% requirement). Should the estimated fair value of the Fund's real estate investments decrease, the Fund may be required to acquire additional real estate investments to satisfy the 20% requirement. Because the Fund acquires real estate investments with borrowings, acquisitions of additional real estate investments would increase the Fund's obligations under the Credit Facility and thereafter reduce the amounts otherwise available to the Fund thereunder. Should the estimated fair value of the Fund's real estate investments increase, real estate investments could represent a larger percentage of the Fund's investment portfolio.

PARTNERSHIP PREFERENCE UNITS. Boston Management, as manager of Belair Real Estate, determines the estimated fair value of the Fund's Partnership Preference Units based on analysis and calculations performed primarily on a monthly basis by a third party service provider. The service provider calculates an estimated price and yield (before accrued distributions) for each issue of Partnership Preference Units based on descriptions of such issue provided by Boston Management and certain publicly available information including, but not limited to, the trading prices of publicly issued debt and/or preferred stock instruments of the same or similar issuers, which may be adjusted to reflect the illiquidity and other structural characteristics of the Partnership Preference Units (such as call provisions). Daily valuations of Partnership Preference Units are determined by adjusting prices from the service provider to account for accrued distributions under the terms of the Partnership Preference Units. If changes in relevant markets, events that materially affect an issuer or other events that have a significant effect on the price or yield of Partnership Preference Units occur, relevant prices or yields may be recalculated to take such occurrences into account.

Valuations of Partnership Preference Units are inherently uncertain because they are based on adjustments from the market prices of publicly-traded debt and/or preferred stock instruments of the same or similar issuers to account for the Partnership Preference Units' illiquidity, structural features (such as call provisions) and other relevant factors. Each month Boston Management reviews the analysis and calculations performed by the service provider. Boston Management generally relies on the assumptions and judgments made by the service provider in estimating the fair value of the Partnership Preference Units. If the assumptions and estimates used by the service provider to calculate prices for Partnership Preference Units were to change, it may materially impact the estimated fair value of the Fund's holdings of Partnership Preference Units.

REAL ESTATE JOINT VENTURE. Boston Management determines the estimated fair value of the Fund's interest in the Real Estate Joint Venture based primarily on annual appraisals of the multifamily properties owned by such Real Estate Joint Venture and an allocation of the equity value of the Real Estate Joint Venture between the Fund and the Operating Partner. Appraisals of Real Estate Joint Venture properties may be conducted more frequently than once a year if Boston Management determines that significant changes in economic circumstances that may materially impact estimated property values have occurred since the most recent appraisal.

In deriving the estimated value of a property, an appraiser considers numerous factors, including the expected future cash flows from the property, recent sale prices for similar properties and, if applicable, the replacement cost of the property in order to derive an indication of the amount that a prudent, informed purchaser-investor would pay for the property. More specifically, the appraiser considers the revenues and expenses of the property and the estimated future growth or decline thereof, which may be based on tenant quality, property condition, neighborhood change, market trends, interest rates, inflation rates or other factors deemed relevant by the appraiser. The appraiser estimates operating cash flows from the property and the sale proceeds of a hypothetical transaction at the end of a hypothetical holding period. The cash flows are discounted to their present values using a market-derived discount rate and are added together to obtain a value indication. This value indication is compared to the value indication that results from applying a market-derived capitalization rate to a single years' stabilized net operating income for the property. The assumed capitalization rate may be extracted from local market transactions or, when transaction evidence is lacking, obtained from trade sources. The appraiser considers the value indications derived by these two methods, as well as the value indicated by recent market transactions involving similar properties, in order to produce a final value estimate for the property.

Appraisals of properties owned by the Real Estate Joint Venture are conducted by independent appraisers who are licensed in their respective states and not affiliated with Eaton Vance or the Operating Partner. Each appraisal is conducted in accordance with the Uniform Standards Board and the Code of Professional Appraisal Practice of the Appraisal Institute (as well as other relevant standards). Boston Management reviews the appraisal of each property and generally relies on the assumptions and judgments made by the appraiser.

Property appraisals are inherently uncertain because they apply assumed discount rates, capitalization rates, growth rates and inflation rates to the appraiser's estimated stabilized cash flows, and due to the unique characteristics of a property, which may affect its value but may not be taken into account. If the assumptions and estimates used by the appraisers to determine the value of the properties owned by the Fund's Real Estate Joint Venture were to change, it may materially impact the estimated fair value of the Fund's Real Estate Joint Venture.

Boston Management determines the estimated fair value of the Fund's equity interest in the Real Estate Joint Venture based on an estimate of the allocation of equity interests between the Fund and the Operating Partner, as calculated by a third party service provider. The service provider uses a financial model that considers the (i) terms of the joint venture agreement relating to allocation of distributable cash flow, (ii) the duration of the joint venture; and (iii) the projected property values and cash flows from the properties based on estimates made by the appraisers. The estimated allocation of equity interests between the Fund and the Operating Partner of the Real Estate Joint Venture is prepared quarterly and reviewed by Boston Management. Interim valuations of Real Estate Joint Venture assets may be adjusted to reflect significant changes in economic circumstances, and the results of operations and distributions. If the estimate of the allocation of equity interests in the Real Estate Joint Venture were to change (because, for example, the appraisers' estimate of property values or projected cash flows of the Real Estate Joint Venture changed), it may materially impact the estimated fair value of the Fund's Real Estate Joint Venture.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
---------------------------------------------------------------------

(a)  QUANTITATIVE INFORMATION ABOUT MARKET RISK.
------------------------------------------------

INTEREST RATE RISK. The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Fund's Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Venture. Partnership Preference Units are fixed rate instruments whose values will generally increase when interest rates rise and decrease when interest rates fall. The interest rates on borrowings under the Fund's Credit Facility are reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of its borrowings under the Credit Facility used to acquire Belair Real Estate's equity in its real estate investments and to mitigate in part the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The Fund's interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Notes 7 and 8 to the Fund's consolidated financial statements incorporated by reference into Item 8.

                           Interest Rate Sensitivity
                       Cost, Principal (Notional) Amount
                   by Contractual Maturity and Callable Date
                   for the Twelve Months Ended December 31,*

                                                                                                              Estimated
                                            2004         2005      2006-2008   Thereafter        Total        Fair Value
--------------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
-----------------------------------------
Long-term debt:
-----------------------------------------
Fixed-rate mortgages                                                          $112,630,517   $112,630,517    $134,000,000

Average interest rate                                                                 8.33%          8.33%
-----------------------------------------
Variable-rate Credit Facility                                                 $447,000,000   $447,000,000    $447,000,000

Average interest rate                                                                 1.42%          1.42%
--------------------------------------------------------------------------------------------------------------------------

                                                                                                              Estimated
                                            2004         2005      2006-2008   Thereafter        Total        Fair Value
--------------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative financial
instruments:
-----------------------------------------
Pay fixed/ receive variable interest
rate swap agreements                                                          $378,782,000   $378,782,000    $  1,644,344

Average pay rate                                                                      4.75%          4.75%

Average receive rate                                                                  1.42%          1.42%
--------------------------------------------------------------------------------------------------------------------------
Rate sensitive investments:
-----------------------------------------
Fixed-rate Partnership Preference
Units:
-----------------------------------------
Bradley Operating Limited Partnership,
8.875% Series B Cumulative Redeemable
Perpetual Preferred Units, Callable
2/23/04, Current Yield: 8.80%            $22,521,853                                         $ 22,521,853    $ 25,809,946

Colonial Realty Limited Partnership,
8.875% Series B Cumulative Redeemable
Perpetual Preferred Units, Callable
2/23/04, Current Yield: 8.82%(1)         $44,807,072                                         $ 44,807,072    $ 48,800,700

Kilroy Realty, L.P., 8.075% Series A
Cumulative Redeemable Preferred Units,
Callable 2/6/03, Current Yield: 8.75%    $20,000,000                                         $ 20,000,000    $ 18,457,880
Liberty Property L.P., 9.25% Series B
Cumulative Redeemable Preferred Units,
Callable 7/28/04, Current Yield: 9.04%   $30,875,000                                         $ 30,875,000    $ 31,603,650

MHC Operating Limited Partnership, 9%
Series D Cumulative Redeemable
Perpetual Preference Units, Callable
9/29/04, Current Yield: 8.95%            $50,000,000                                         $ 50,000,000    $ 50,260,000

National Golf Operating Partnership,
L.P., 9.30% Series A Cumulative
Redeemable Preferred Units, Callable
2/6/03, Current Yield: 9.50%             $31,454,184                                         $ 31,454,184    $ 32,315,819

National Golf Operating Partnership,
L.P., 9.30% Series B Cumulative
Redeemable Preferred Units, Callable
2/6/03, Current Yield: 9.50%             $ 5,000,000                                         $  5,000,000    $  4,894,000

                                                                                                              Estimated
                                            2004         2005      2006-2008   Thereafter        Total        Fair Value
--------------------------------------------------------------------------------------------------------------------------
PSA Institutional Partners, L.P., 9.50%
Series N Cumulative Redeemable
Perpetual Preferred Units, Callable
3/17/05, Current Yield: 9.13%                         $48,250,000                            $ 48,250,000    $ 50,180,000

Price Development Company, L.P., 8.95%
Series B Cumulative Redeemable
Preferred Partnership Units, Callable
7/28/04, Current Yield: 9.11%            $30,625,000                                         $ 30,625,000    $ 30,086,000

Urban Shopping Centers, L.P., 9.45%
Series D Cumulative Redeemable
Perpetual Preferred Units, Callable      $25,000,000                                         $ 25,000,000    $ 25,635,000
10/1/04, Current Yield: 9.22%
-----------------------------------------
Note Receivable:
-----------------------------------------
Fixed-rate note receivable, 8%                                                $  2,070,580   $  2,070,580    $  2,219,712

* The investments listed reflect holdings as of December 31, 2003. The Fund's current holdings may differ.

(1) In February 2004, the call date was changed to 2/24/09 and the distribution rate was changed to 7.25%.

(b)  QUALITATIVE INFORMATION ABOUT MARKET RISK.
-----------------------------------------------

RISKS ASSOCIATED WITH EQUITY INVESTING. The value of Fund Shares may not increase and may decline. The performance of the Fund fluctuates. The Fund invests primarily in a diversified portfolio of common stocks and is thereby subject to general stock market risk. There can be no assurance that the performance of the Fund will match that of the U.S. stock market or that of other equity funds. In managing the Portfolio for long-term, after-tax returns, Boston Management generally seeks to avoid or minimize sales of securities with large accumulated capital gains, including contributed securities. Such securities constitute a substantial portion of the assets of the Portfolio. Although the Portfolio may utilize certain management strategies in lieu of selling appreciated securities, the Portfolio's, and hence the Fund's, exposure to losses during stock market declines may nonetheless be higher than funds that do not follow a general policy of avoiding sales of highly-appreciated securities.

RISKS OF INVESTING IN FOREIGN SECURITIES. The Portfolio invests in securities issued by foreign companies and the Fund may acquire foreign investments. Foreign investments involve considerations and possible risks not typically associated with investing in the United States. The value of foreign investments to U.S. investors may be adversely affected by changes in currency rates.
Foreign brokerage commissions, custody fees and other costs of investing are generally higher than in the United States, and foreign investments may be less liquid, more volatile and subject to more government regulation than in the United States. Foreign investments could be adversely affected by other factors not present in the United States, including expropriation, confiscatory taxation, lack of uniform accounting and auditing standards, armed conflict, and potential difficulty in enforcing contractual obligations. These risks can be more significant for investments in emerging markets.

RISKS OF CERTAIN INVESTMENT TECHNIQUES. In managing the Portfolio, Boston Management may purchase or sell derivative instruments (which derive their value by reference to other securities, indexes, instruments or currencies) to hedge against securities price declines and currency movements and to enhance returns. Such transactions may include, without limitation, the purchase and sale of futures contracts on stocks and stock indexes and options thereon; the purchase of put options and the sale of call options on securities held; equity swaps; forward sales of stocks; and the purchase and sale of forward currency exchange contracts and currency futures. The Portfolio may make short sales of securities provided that it holds an equal amount of the security sold short (or securities convertible into or exchangeable for an equal amount of the securities sold short without payment of additional consideration) or cash or other liquid securities in an amount equal to the current market value of the securities sold short. The Portfolio may also lend portfolio securities.

The use of these investment techniques is a specialized activity that may be considered speculative and which can expose the Fund and the Portfolio to significant risk of loss. Successful use of these investment techniques is subject to the ability and performance of the investment adviser. The Fund's and the Portfolio's ability to achieve their investment objectives may be adversely affected by the use of these techniques. The writer of an option or a party to an equity swap may incur losses that substantially exceed the payments, if any, received from a counterparty. Forward sales, swaps, caps, floors, collars and over-the-counter options are private contracts in which there is also a risk of loss in the event of a default on an obligation to pay by the counterparty. Such instruments may be difficult to value, may be illiquid and may be subject to wide swings in valuation caused by changes in the price of the underlying security, index, instrument or currency. In addition, if the Fund or the Portfolio has insufficient cash to meet margin, collateral or settlement requirements, it may have to sell assets to meet such requirements. Alternatively, should the Fund or the Portfolio fail to meet these requirements, the counterparty or broker may liquidate positions of the Fund or the Portfolio. The Portfolio may also have to sell or deliver securities holdings in the event that it is not able to purchase securities on the open market to cover its short positions or to close out or satisfy an exercise notice with respect to options positions it has sold. In any of these cases, such sales may be made at prices or in circumstances that Boston Management considers unfavorable.

The Portfolio's ability to utilize covered short sales, certain equity swaps, forward sales, futures and certain equity collar strategies (combining the purchase of a put option and the sale of a call option) as a tax-efficient management technique with respect to holdings of appreciated securities is limited to circumstances in which the hedging transaction is closed out within 30 days of the end of the taxable year of the Portfolio in which the hedging transaction was initiated and the underlying appreciated securities position is held unhedged for at least the next 60 days after such hedging transaction is closed. In addition, dividends received on stock for which the Portfolio is obligated to make related payments (pursuant to a short sale or otherwise) with respect to positions in substantially similar or related property are subject to federal income taxation at ordinary rates and do not qualify for favorable tax treatment. There can be no assurance that counterparties will at all times be willing to enter into covered short sales, forward sales of stocks, interest rate hedges, equity swaps and other derivative instrument transactions on terms satisfactory to the Fund or the Portfolio. The Fund's and the Portfolio's ability to enter into such transactions may also be limited by covenants under the Fund's Credit Facility, the federal margin regulations and other laws and regulations. The Portfolio's use of certain investment techniques may be constrained because the Portfolio is a diversified, open-end management investment company registered under the 1940 Act and because other investors in the Portfolio are regulated investment companies under Subchapter M of the Code. Moreover, the Fund and the Portfolio are subject to restrictions under the federal securities laws on their ability to enter into transactions in respect of securities that are subject to restrictions on transfer pursuant to the Securities Act.

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

The success of investments in Partnership Preference Units depends upon factors relating to the issuing partnerships that may affect such partnerships' profitability and their ability to make distributions to holders of Partnership Preference Units. Belair Real Estate's interests in the Real Estate Joint Venture and Partnership Preference Units are not registered under the federal securities laws and are subject to restrictions on transfer. Due to their illiquidity, they may be difficult to value and the ongoing value of the investments is uncertain. Investments in Partnership Preference Units are valued primarily by referencing market trading prices for comparable preferred equity securities or other fixed-rate instruments having similar investment characteristics. The valuations of Partnership Preference Units fluctuate over time to reflect, among other factors, changes in interest rates, changes in the perceived riskiness of such units (including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market. Increases in interest rates and increases in the perceived riskiness of such units or comparable or similar securities will adversely affect the valuation of the Partnership Preference Units. Fluctuations in the value of Partnership Preference Units derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund with respect to its borrowings under the Credit Facility. Because the Partnership Preference Units are not rated by a nationally-recognized rating agency, they may be subject to more credit risk than securities that are rated investment grade.

The performance of the Real Estate Joint Venture is substantially influenced by the property management capabilities of the Operating Partner and conditions in the specific real estate sub-markets in which the properties owned by the Real Estate Joint Venture are located. The Operating Partner is subject to substantial conflicts of interest in structuring, operating and winding up the Real Estate Joint Venture. The Operating Partner had an economic incentive to maximize the prices at which it sold properties to the Real Estate Joint Venture and has a similar incentive to minimize the prices at which it may acquire properties from the Real Estate Joint Venture. The Operating Partner may devote greater attention or more resources to managing its wholly-owned properties than properties held by the Real Estate Joint Venture. Future investment opportunities identified by the Operating Partner will more likely be pursued independently, rather than through, the Real Estate Joint Venture. Financial difficulties encountered by the Operating Partner in its other businesses may interfere with the operations of the Real Estate Joint Venture. Belair Real Estate's investments in the Real Estate Joint Venture may be significantly concentrated in terms of geographic regions, property types and operators, increasing the Fund's exposure to regional, property type and operator specific risks. Given a lack of stand-alone operating history and relatively high financial leverage, the Real Estate Joint Venture will not be equivalent in quality to real estate companies whose preferred equity or senior debt securities are rated investment grade. Distributable cash flows from the Real Estate Joint Venture may not be sufficient for Belair Real Estate to receive its fixed annual preferred return, or any returns in excess thereof.

The debt of Bel Residential is fixed-rate, secured by the underlying properties and generally without recourse to Belair Real Estate and the Fund. Belair Real Estate and the Fund may be directly or indirectly responsible for certain liabilities constituting exceptions to the generally non-recourse nature of the mortgage indebtedness, including liabilities associated with fraud, misrepresentation, misappropriation of funds, or breach of material covenants, and liabilities arising from environmental conditions involving or affecting Real Estate Joint Venture properties. The Fund and Belair Real Estate have received indemnification from the Operating Partner of Bel Residential for certain of such potential liabilities. The availability of financing and other financial conditions can have a material impact on property values and therefore on the value of Real Estate Joint Venture assets. Mortgage debt of the Real Estate Joint Venture normally cannot be refinanced prior to maturity without substantial penalties.

The ongoing value of Belair Real Estate's investments in the Real Estate Joint Venture is substantially uncertain. The real property held through Belair Real Estate's Real Estate Joint Venture is stated at estimated fair value based on independent valuations, assuming an orderly disposition of assets, that is, other than in a forced or liquidation sale. Independent valuations include property appraisals performed by appraisers that are licensed in their respective states and not affiliated with Eaton Vance or the Operating Partner of the Real Estate Joint Venture. Such appraisals are performed in accordance with the Uniform Standards of Professional Appraisal Practice of the Appraisal Standards Board, as well as the Code of Professional Ethics and Standards of Professional Appraisal Practice of the Appraisal Institute (and other relevant standards).

Detailed investment evaluations are performed at least annually and reviewed periodically. The value of the Real Estate Joint Venture is estimated using the real property valuations and an allocation of the equity value of the Real Estate Joint Venture between Belair Real Estate and the Operating Partner based on the terms of the Real Estate Joint Venture. Interim valuations reflect results of operations and distributions, and may be adjusted to reflect significant changes in economic circumstances since the most recent independent valuation. The policies for valuing real estate investments involve significant judgments that are based upon a number of factors, which may include, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance and government rules and regulations. Given that such valuations include many assumptions, including, but not limited to, an orderly disposition of assets, values may differ from amounts ultimately realized.

Investments in Net Leased Properties will be subject to general real estate market risks similar to Real Estate Joint Ventures. Net Leased Properties will also be subject to risks specific to this type of investment, including a concentration of risk exposure to specific real estate submarkets and individual properties and tenants. Principal among the risks of investing in Net Leased Properties is the risk that a major tenant fails to satisfy its lease obligations due to financial distress or other reasons. A tenant's failure to meet its lease obligations would expose Belair Real Estate to substantial loss of income without a commensurate reduction in debt service costs and other expenses, and would transfer to Belair Real Estate all the costs, expenses and liabilities of property ownership and management borne by the tenant under the terms of the lease. Re-leasing a property could involve considerable time and expense. Re-leasing opportunities may be limited by the nature and location of the property, which may not be well suited to the needs of other possible tenants. Even if a property is re-leased, the property may not generate sufficient rental income to cover debt service and other expenses.

Net Leased Properties are generally illiquid, and the ongoing value of an investment in Net Leased Properties will be substantially uncertain. Net Leased Properties will be stated at estimated fair values based on annual appraisals. These appraisals are conducted by independent, licensed appraisers in a manner similar to the appraisals of properties owned by the Real Estate Joint Ventures (described above). Because the value of Net Leased Properties will reflect in part the creditworthiness of their principal tenants, any reduction in the credit standing of a major tenant could have an adverse effect on the appraised value of a property and the value realized upon the disposition of such property. Tenants may hold rights to renew or extend expiring leases, and exercise of such rights would extend Belair Real Estate's risk exposure to a particular tenant beyond the initial lease term. Tenants may also hold options to purchase Net Leased Properties, including options to purchase at below market levels. The value received upon the disposition of Net Leased Properties will depend on real estate market conditions, lease and mortgage terms, tenant credit quality, tenant purchase options, lender approvals and other factors affecting valuation as may then apply. Because sales of Net Leased Properties are not expected to occur for many years, market conditions and other valuation factors at the time of sale cannot be predicted. Since valuations of Net Leased
Properties assume an orderly disposition of assets, amounts realized in a distressed sale may differ substantially from stated values. Mortgage debt associated with Net Leased Properties normally cannot be refinanced prior to maturity without substantial penalties. The terms of outstanding leases and mortgage debt obligations and restrictions on refinancing such debt will limit Belair Real Estate's ability to dispose of Net Leased Properties.

Because the mortgage debt obligations of Net Leased Properties will generally be without recourse to Belair Real Estate, the Fund and Shareholders, the potential loss from investments in Net Leased Properties is normally limited to the amount of equity invested in such properties by Belair Real Estate. The Fund and Belair Real Estate may, however, be directly or indirectly responsible for certain liabilities constituting exceptions to the generally non-recourse nature of the mortgage indebtedness, including liabilities associated with fraud, misrepresentation, misappropriation of funds, or breach of material covenants, and liabilities arising from environmental conditions involving or affecting the Net Leased Properties, increasing the potential for loss under extraordinary circumstances. To the extent practicable, the Fund and Belair Real Estate will seek indemnification for certain of such potential liabilities.

Because all or substantially all of the rental payments on Net Leased Properties generally will be dedicated to servicing the associated mortgage debt, during the initial lease term Belair Real Estate will not generate significant cash flow from investments in Net Leased Properties to offset Belair Real Estate's operating expenses and the cost of Fund borrowings used to finance Belair Real Estate's equity in the Net Leased Properties. Such costs and expenses must be provided from other sources of cash flow for Belair Real Estate and the Fund, which may include additional Fund borrowings under the Credit Facility. Realized returns on investments in Net Leased Properties generally will be deferred until the properties are sold or re-leased following the initial lease term.

Fluctuations in the value of Partnership Preference Units and Belair Real Estate's equity in the Real Estate Joint Venture and any Net Leased Properties acquired in the future that are derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns, property or tenant-specific concerns, and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund. Changes in the value of real estate investments not offset by changes in the valuation of interest rate swap agreements or other interest rate hedges entered into by the Fund will cause the performance of the Fund to deviate from the performance of the Portfolio. Over time, the performance of the Fund can be expected to be more volatile than the performance of the Portfolio. See "Critical Accounting Estimates" in Item 7.

RISKS OF INTEREST RATE SWAP AGREEMENTS. Interest rate swap agreements are subject to changes in valuation caused principally by movements in interest rates. Interest rate swap agreements are private contracts in which there is a risk of loss in the event of a default on an obligation to pay by the counterparty. Interest rate swap agreements may be difficult to value and may be illiquid. Fluctuations in the value of Partnership Preference Units derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges that may be entered into by the Fund with respect to its borrowings.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

The Fund's consolidated financial statements for the year ended December 31, 2003, together with the auditors' report thereon, appearing on pages 33 through 64 hereof, are incorporated herein by reference. The Fund's consolidated financial statements and auditors report thereon for the year ended December 31, 2002, appearing on pages 32 through 91 of the Fund's Form 10-K filed with the Securities and Exchange Commission on March 27, 2003, are also incorporated herein by reference. The Portfolio's audited financial statements accompany the Fund's consolidated financial statements and are also incorporated herein by reference. The following is a summary of unaudited quarterly results of operations of the Fund for the years ended December 31, 2003 and 2002.

                                                                                                2003
                                                                      -----------------------------------------------------------
                                                                          First         Second         Third          Fourth
                                                                         Quarter        Quarter       Quarter         Quarter
                                                                      -----------------------------------------------------------
Investment income                                                     $ 18,294,254   $ 18,298,704   $16,310,005    $ 16,502,582
Minority interest in net income of controlled subsidiaries            $   (172,159)  $   (149,592)  $    (3,159)   $    (11,197)
Net investment income(1)                                              $  9,123,112   $  9,122,507   $ 7,545,696    $  8,238,218
Net increase (decrease) in net assets from operations                 $(34,955,575)  $181,600,502   $41,023,449    $174,659,852

Per share data:(2)
Investment income                                                     $       1.36   $       1.38   $      1.25    $       1.28
Net investment income(1)                                              $       0.68   $       0.69   $      0.58    $       0.64
Net increase (decrease) in net assets from operations                 $      (2.59)  $      13.68   $      3.14    $      13.56

                                                                                                 2002
                                                                      -----------------------------------------------------------
                                                                          First         Second         Third          Fourth
                                                                         Quarter        Quarter       Quarter         Quarter
                                                                      -----------------------------------------------------------
Investment income                                                     $22,392,524   $  19,883,543   $  17,709,051    $18,248,754
Minority interest in net income of controlled subsidiaries            $  (660,952)  $    (353,710)  $    (171,959)   $  (230,742)
Net investment income(3)                                              $ 7,352,926   $   8,184,479   $   7,661,476    $ 8,720,729
Net increase (decrease) in net assets from operations                 $15,528,746   $(218,455,529)  $(226,276,390)   $77,492,862

Per share data:(2)
Investment income                                                     $      1.56   $        1.41   $        1.28    $      1.35
Net investment income(3)                                              $      0.51   $        0.58   $        0.55    $      0.64
Net increase (decrease) in net assets from operations                 $      1.08   $      (15.44)  $      (16.33)   $      5.71

(1) Net investment income is presented without reduction for interest expense on swap agreements. Such amounts were previously presented as a reduction to net investment income. For the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 interest expense on swap agreements in the amounts of $5,087,071, $4,875,697 and $2,444,721, respectively, is presented as a realized loss (see Note 2 to the Fund's consolidated financial statements incorporated herein by reference).

(2)  Based on average Shares outstanding.

(3) Net investment income is presented without reduction for interest expense on swap agreements. Such amounts were previously presented as a reduction to net investment income. For the quarters ended March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002, interest expense on swap agreements in the amounts of $7,360,327, $7,526,723, $7,767,646 and
     $7,996,504, respectively, is presented as a realized loss (see Note 2 to the Fund's consolidated financial statements incorporated herein by reference).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
--------------------------------------------------------------------------------

There have been no changes in, or disagreements with, accountants on accounting and financial disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES.
----------------------------------

Eaton Vance, as the Fund's manager, conducted an evaluation of the effectiveness of the Fund's disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial
Officer concluded that the Fund's disclosure controls and procedures were effective. There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

As the Fund's manager, the complete and entire management, control and operation of the Fund are vested in Eaton Vance. The Fund's Chief Executive Officer and Chief Financial Officer intend to report to the Board of Directors of Eaton Vance, Inc. (the sole trustee of Eaton Vance) any significant deficiency in the design or operation of internal control over financial reporting which could adversely affect the Fund's ability to record, process, summarize and report financial data, and any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund's internal control over financial reporting.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.
-------------------------------------------

(a) MANAGEMENT.
---------------

Pursuant to the Fund's LLC Agreement, the Fund's manager, Eaton Vance, has the authority to conduct the Fund's business. Eaton Vance appointed Thomas E. Faust Jr. and Michelle A. Alexander to serve indefinitely as the Fund's Chief Executive Officer and Chief Financial Officer, respectively, on October 16, 2002. Information about Mr. Faust appears below. Ms. Alexander, 34, is a Vice President of Eaton Vance and Boston Management. She also serves as Chief Financial Officer of Belcrest Capital Fund LLC, Belmar Capital Fund LLC, Belport Capital Fund LLC and Belrose Capital Fund LLC and as an officer of various investment companies managed by Eaton Vance or Boston Management. Ms Alexander has been an employee of Eaton Vance since 1997. As members of the Eaton Vance organization, Mr. Faust and Ms. Alexander receive no compensation from the Fund for serving as Fund officers. There are no other officers of the Fund. The Fund does not have a board of directors or similar governing body.

The Board of Directors of Eaton Vance, Inc., the sole trustee of Eaton Vance, oversees the accounting and financial reporting processes of the Fund and audits of the Fund's financial statements. The Fund's audit committee financial expert (as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange
Act) is William M. Steul. Mr. Steul is a senior officer of Eaton Vance and, as such, is not independent of Fund management. Information about Mr. Steul appears below.

Boston Management is investment adviser to the Fund and the Portfolio and manager of Belair Real Estate. The portfolio manager of the Fund and the Portfolio is Duncan W. Richardson, Senior Vice President and Chief Equity Investment Officer of Eaton Vance and Boston Management. Mr. Richardson has been employed by the Eaton Vance organization since 1987 and has served as portfolio manager of the Fund since its inception and of the Portfolio and its predecessor since 1990. A majority of Mr. Richardson's time is spent managing the Portfolio and related entities. Boston Management has an experienced team of analysts that provides Mr. Richardson with research and recommendations on investments.

The directors of Belair Real Estate are Mr. Faust, James B. Hawkes and Alan R. Dynner, each of whom is described below. William R. Cross, Vice President of Belport Realty, is primarily responsible for providing research and analysis relating to the Fund's real estate investments held through Belair Real Estate. Mr. Cross is a Vice President of Eaton Vance and Boston Management and has been employed by the Eaton Vance organization since 1996. Mr. Cross, David Carlson and Mr. Dynner serve as trustees of the Real Estate Joint Venture owned by Belair Real Estate. Mr. Dynner is also Vice President and Secretary of the Real Estate Joint Venture and Mr. Cross serves as President and Chairman of the Real Estate Joint Venture. Mr. Carlson is a Vice President of Eaton Vance and Boston Management and has been employed by the Eaton Vance organization since 2001. Prior to joining Eaton Vance, Mr. Carlson was President of ILM Holding, Inc., a real estate holding company. Information about Mr. Dynner appears below.

As disclosed under "The Eaton Vance Organization" in Item 1, Eaton Vance and Boston Management are indirect wholly-owned subsidiaries of Eaton Vance Corp. The non-voting common stock of Eaton Vance Corp. is listed and traded on the NYSE. All shares of the voting common stock of Eaton Vance Corp. are held in a voting trust, the voting trustees of which are senior officers of the Eaton Vance organization. Eaton Vance, Inc., a wholly-owned subsidiary of Eaton Vance Corp., is the sole trustee of Eaton Vance and of Boston Management, each of which is a Massachusetts business trust. The names of the executive officers and the directors of Eaton Vance, Inc. and their ages and principal occupations (in addition to their responsibilities described above) are set forth below.

James B. Hawkes (62) is Chairman, President and Chief Executive Officer of Eaton Vance, Boston Management, Eaton Vance Corp. and Eaton Vance, Inc. and a Director of Eaton Vance Corp. and Eaton Vance, Inc. He is Vice President and Director of EV Distributors. He is also a Trustee and an officer of various investment companies managed by Eaton Vance or Boston Management and has been employed by Eaton Vance since 1970.

Thomas E. Faust Jr. (45) is Executive Vice President and Chief Investment Officer of Eaton Vance, Boston Management, Eaton Vance Corp. and Eaton Vance, Inc., and a Director of Eaton Vance Corp. He is also Chief Executive Officer of Belcrest Capital Fund LLC, Belmar Capital Fund LLC, Belport Capital Fund LLC and Belrose Capital Fund LLC and is an officer of various investment companies managed by Eaton Vance or Boston Management. Mr. Faust has been employed by Eaton Vance since 1985.

Alan R. Dynner (63) is Vice President, Chief Legal Officer and Secretary of Eaton Vance, Boston Management, Eaton Vance Corp., EV Distributors and Eaton Vance, Inc. He is also an officer of various investment companies managed by Eaton Vance or Boston Management and has been employed by Eaton Vance since 1996.

William M. Steul (61) is Vice President and Chief Financial Officer of Eaton Vance, Boston Management, Eaton Vance Corp. and Eaton Vance, Inc. and a Director of Eaton Vance, Inc. He is also Vice President of EV Distributors. He has been employed by Eaton Vance since 1994.

(b)  COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.
--------------------------------------------------------------------------

Section 16(a) of the 1934 Act requires the Fund's officers and directors and persons who own more than ten percent of the Fund's Shares to file forms reporting their affiliation with the Fund and reports of ownership and changes in ownership of the Fund's Shares with the SEC. Eaton Vance, as manager of the Fund, and the Directors and executive officers of Eaton Vance, Inc., the sole trustee of Eaton Vance, also comply with Section 16(a). These persons and entities are required by SEC regulations to furnish the Fund with copies of all
Section 16(a) forms they file. To the best of the Fund's knowledge, based solely on a review of the copies of such reports furnished to the Fund, during the year ended December 31, 2003 all Section 16(a) filing requirements applicable to such persons and entities were complied with for such year, except that each of James
B. Hawkes, Alan R. Dynner and William S. Steul, in their capacities as Directors and/or executive officers of Eaton Vance, Inc., failed to file one Form 3. Each such Form 3 reported no transactions in Fund Shares.

(c)  CODE OF ETHICS.
--------------------

The Fund has adopted a Code of Ethics that applies to the principal executive officer and principal financial officer (who is also the Fund's principal accounting officer). A copy of the Code of Ethics is available at no cost by request to the Fund's Chief Financial Officer, 255 State Street, Boston, MA 02109 or by calling (800) 225-6265. If the Fund makes any substantive amendments to the Code of Ethics or grants any waiver, including an implicit waiver, from a provision of the Code of Ethics as applicable to the principal executive officer or principal financial officer, the Fund will disclose the nature of such amendment or waiver in a report on Form 8-K.

ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

As noted in Item 10, the officers of the Fund receive no compensation from the Fund. The Fund's manager, Eaton Vance, and its affiliates receive compensation from the Fund for services provided to the Fund, which is described in Item 13 below.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. To the knowledge of the Fund, no person beneficially owns more than five percent of the Shares of the Fund.

SECURITY OWNERSHIP OF MANAGEMENT. As of March 1, 2004, Eaton Vance, the manager of the Fund, beneficially owned 1,158.7 Shares of the Fund. The Shares owned by Eaton Vance represent less than 1% of the outstanding Shares of the Fund as of March 1, 2004. None of the other entities or individuals named in response to
Item 10 above beneficially owned Shares of the Fund as of such date.

CHANGES IN CONTROL. Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

The table below sets forth the fees, paid or payable by, or allocable to, the Fund and Belair Real Estate for the years ended December 31, 2003 and 2002 in connection with services rendered by Eaton Vance and its affiliates. Each fee is described following the table.

                                                                                Year ended              Year ended
                                                                               December 31,            December 31,
                                                                                   2003                    2002
-------------------------------------------------------------------------------------------------------------------
Fund Advisory and Administrative Fees*                                          $2,316,298              $2,402,565
-------------------------------------------------------------------------------------------------------------------
Belair Real Estate Management Fees*                                             $3,077,303              $3,351,450
-------------------------------------------------------------------------------------------------------------------
Fund's Allocable Portion of the Portfolio's Advisory Fees**                     $6,262,226              $6,885,848
-------------------------------------------------------------------------------------------------------------------
Fund Servicing Fees                                                             $  535,111              $  524,356
-------------------------------------------------------------------------------------------------------------------
Fund's Allocable Portion of Belvedere Company's Servicing Fees                  $2,146,589              $2,368,875
-------------------------------------------------------------------------------------------------------------------
Aggregate Compensation Paid by the Fund to Eaton Vance and its
Affiliates                                                                      $5,393,601              $5,754,015
-------------------------------------------------------------------------------------------------------------------

* Boston Management has agreed to waive the portion of the investment advisory and administrative fee payable by the Fund to the extent that such fee, together with the Fund's attributable share of the investment advisory and management fees payable by the Portfolio and Belair Real Estate, respectively, exceeds 0.60% of the average daily gross assets of the Fund. The amount shown reflects this waiver by Boston Management.

** For the years ended December 31, 2003 and 2002, advisory fees paid or payable by the Portfolio totaled $67,584,543 and $71,564,552, respectively. For the year ended December 31, 2003, Belvedere Company's allocable portion of that fee was $41,671,111, of which $6,262,226 was allocable to the Fund. For the year ended December 31, 2002, Belvedere Company's allocable portion of that fee was $41,180,870, of which $6,885,848 was allocable to the Fund.

THE FUND'S INVESTMENT ADVISORY AND ADMINISTRATIVE FEE. Under the terms of the Fund's investment advisory and administrative agreement, Boston Management is entitled to receive a monthly advisory and administrative fee at the rate of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross investment assets of the Fund, reduced by the amount of that portion of the monthly advisory fee paid by the Portfolio that is attributable to the Fund's indirect investment in Belvedere Company. The term "gross investment assets of the Fund" means the value of all Fund assets other than the Fund's investment in Belair Real Estate minus the sum of the Fund's liabilities other than the principal amount of money borrowed.

BELAIR REAL ESTATE'S MANAGEMENT FEE. Under the terms of Belair Real Estate's management agreement with Boston Management, Boston Management receives a monthly management fee at the rate of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross investment assets of Belair Real Estate. The term "gross assets of Belair Real Estate" means the value of all assets of Belair Real Estate, minus the sum of Belair Real Estate's liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of Belair Real Estate's controlled subsidiary are reduced by the proportionate interests therein of other investors than Belair Real Estate.

THE PORTFOLIO'S INVESTMENT ADVISORY FEE. Under the terms of the Portfolio's investment advisory agreement with Boston Management, Boston Management receives a monthly advisory fee as follows:

                                                    Annual Fee Rate
         Average Daily Net Assets for the Month    (for each level)
        ------------------------------------------------------------
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

In accordance with the terms of the 1940 Act, the Portfolio's Board of Trustees considers the continuation of the Portfolio's investment advisory agreement annually.

SERVICING FEES PAID BY THE FUND. Pursuant to a servicing agreement between the Fund and EV Distributors, the Fund pays a servicing fee to EV Distributors for providing certain services and information to the Shareholders of the Fund. The servicing fee is paid on a quarterly basis at an annual rate of 0.20% of the Fund's average daily net assets. With respect to Shareholders who subscribed through a subagent, EV Distributors has assigned servicing responsibilities and fees to the applicable subagent, beginning twelve months after the issuance of Shares of the Fund to such persons. The Fund's allocated share of the servicing fee paid by Belvedere Company is credited toward the Fund's servicing fee payment, thereby reducing the amount of the servicing fee payable by the Fund.

SERVICING FEES PAID BY BELVEDERE COMPANY. Pursuant to a servicing agreement between Belvedere Company and EV Distributors, Belvedere Company pays a servicing fee to EV Distributors for providing certain services and information to direct and indirect investors in Belvedere Company. The servicing fee is paid on a quarterly basis, at an annual rate of 0.15% of Belvedere Company's average daily net assets. With respect to investors in Belvedere Company and Shareholders of the Fund who subscribed through a subagent, EV Distributors has assigned servicing responsibilities and fees to the applicable subagent, beginning twelve months after the issuance of shares of Belvedere Company or Shares of the Fund to such persons. The Fund assumes its allocated share of Belvedere Company's servicing fee. The servicing fee payable in respect of the Fund's investment in Belvedere Company is credited toward the Fund servicing fee described above.

CERTAIN REAL ESTATE INVESTMENT TRANSACTIONS. During the year ended December 31, 2003, Belair Real Estate sold Partnership Preference Units of two issuers to Belshire Realty Corporation, a REIT subsidiary of another investment fund managed by Eaton Vance and advised by Boston Management, for approximately $35.0 million. The Fund realized a loss of approximately $1.2 million on the transactions. The sale prices for such Partnership Preference Units were determined in good faith by Boston Management after consideration of factors, data and information that it considered relevant.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
-------------------------------------------------

The following table presents fees for the professional audit services rendered by Deloitte & Touche LLP for the audit of the Fund's annual financial statements for the years ended December 31, 2003 and 2002 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

Year ended December 31,                         2003                  2002
--------------------------------------------------------------------------------
Audit fees                                   $  24,731             $  20,300
Audit related fees(1)                           35,040                34,255
Tax fees(2)                                     84,874               191,480
                                            ------------------------------------
Total                                        $ 144,645             $ 246,035
                                            ------------------------------------

(1)  Audit  related  fees  consist of assurance  and related  services  that are reasonably related to the performance of the audit of the Fund's consolidated financial statements. The category includes fees related to the performance of audits and attest services not required by statute or regulation and accounting consultations regarding the application of generally accepted accounting principles to proposed transactions.

(2) Tax fees consist of the aggregate fees billed for professional services rendered by Deloitte & Touche LLP for tax compliance, tax advice and tax planning.

                                     PART IV
                                     -------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.
-----------------------------------------------------------------

(a) The following is a list of all financial statements incorporated by reference into this report from the Fund's Form 10-K filed March 27, 2003:

(1)  (i)       Consolidated Portfolio of Investments as of December 31, 2002

               Consolidated Statement of Assets and Liabilities as of December 31, 2002

               Consolidated Statement of Operations for the year ended December 31, 2002

               Consolidated Statements of Changes in Net Assets for the years ended December 31, 2002 and December 31, 2001

               Consolidated Statement of Cash Flows for the year ended December 31, 2002

               Financial Highlights for the year ended December 31, 2002

               Notes to Consolidated Financial Statements

               Independent Auditors' Report dated February 28, 2003

               Portfolio of Investments of Tax-Managed Growth Portfolio as of December 31, 2002

               Statement  of  Assets  and  Liabilities  of  Tax-Managed   Growth
               Portfolio as of December 31, 2002

               Statement of Operations of Tax-Managed Growth Portfolio for the year ended December 31, 2002

               Statements of Changes in Net Assets of Tax-Managed Growth Portfolio for the years ended December 31, 2002 and December 31, 2001

               Supplementary Data of Tax-Managed Growth Portfolio for the years ended December 31, 2002, December 31, 2001, December 31, 2000, December 31, 1999, the two month period ended December 31, 1998, and the year ended October 31, 1998

               Notes to Financial Statements

               Independent Auditors' Report dated February 14, 2003

     (ii) The following is a list of all financial statements filed as a part of this report:

               Consolidated Portfolio of Investments as of December 31, 2003

               Consolidated Statement of Assets and Liabilities as of December 31, 2003

               Consolidated Statement of Operations for the year ended December 31, 2003

               Consolidated Statements of Changes in Net Assets for the years ended December 31, 2003 and December 31, 2002

               Consolidated Statement of Cash Flows for the year ended December 31, 2003

               Financial Highlights for the year ended December 31, 2003

               Notes to Consolidated Financial Statements

               Independent Auditors' Report dated March 5, 2004

               Portfolio of Investments of Tax-Managed Growth Portfolio as of December 31, 2003

               Statement  of  Assets  and  Liabilities  of  Tax-Managed   Growth
               Portfolio as of December 31, 2003

               Statement of Operations of Tax-Managed Growth Portfolio for the year ended December 31, 2003

               Statements of Changes in Net Assets of Tax-Managed Growth Portfolio for the years ended December 31, 2003 and December 31, 2002

               Supplementary Data of Tax-Managed Growth Portfolio for the years ended December 31, 2003, December 31, 2002, December 31, 2001, December 31, 2000 and December 31, 1999

               Notes to Financial Statements

               Independent Auditors' Report dated February 20, 2004

(b)            Reports on Form 8-K:

                   None.

(c) A list of the exhibits filed as a part of this Form 10-K is included in the Exhibit Index appearing on page 66 hereof.

                                                                      Appendix A



Set forth below is a chart depicting the various entities in which the Fund invested as of December 31, 2003. Defined terms used below have the meaning ascribed to them in Item 1.





[Chart depicting (1) the Fund investing in Belvedere Company and Belair Real Estate; (2) Belvedere Company investing in the Portfolio; and (3) Belair Real Estate investing in Bel Residential. The Fund is followed by footnote (A); Belvedere Company is followed by footnote (B); the Portfolio is followed by footnote (C); Belair Real Estate is followed by footnote (D); and Bel Residential is followed by footnote (E). The footnotes appear below.]









(A) Eaton Vance is the manager of the Fund; Boston Management is the Fund's investment adviser.
(B)  Boston  Management  is the  manager  and  investment  adviser of  Belvedere
     Company.
(C)  Boston Management is the Portfolio's investment adviser.
(D) Boston Management is the manager of Belair Real Estate. Belair Real Estate also holds investments in Partnership Preference Units.
(E)  Belair  Real Estate  owns a majority  interest  in this Real  Estate  Joint
     Venture.

BELAIR CAPITAL FUND LLC as of December 31, 2003
CONSOLIDATED PORTFOLIO OF INVESTMENTS

INVESTMENT IN BELVEDERE CAPITAL FUND
COMPANY LLC -- 76.3%

SECURITY                                                SHARES         VALUE
---------------------------------------------------------------------------------------
Investment in Belvedere Capital Fund
Company LLC (Belvedere Capital)                           10,141,941   $  1,588,195,284
---------------------------------------------------------------------------------------

TOTAL INVESTMENT IN BELVEDERE CAPITAL
   (IDENTIFIED COST, $1,294,603,479)                                   $  1,588,195,284
---------------------------------------------------------------------------------------

PARTNERSHIP PREFERENCE UNITS -- 15.3%

SECURITY                                                UNITS          VALUE
---------------------------------------------------------------------------------------
Bradley Operating Limited Partnership
(Delaware Limited Partnership affiliate of
Bradley Real Estate, Inc.), 8.875% Series B
Cumulative Redeemable Perpetual Preferred
Units, Callable from 2/23/04+(1)                           1,023,392   $     25,809,946

Colonial Realty Limited Partnership
(Delaware Limited Partnership affiliate of
Colonial Properties Trust), 8.875% Series B
Cumulative Redeemable Perpetual Preferred
Units, Callable from 2/23/04+(1)(5)                          970,000         48,800,700

Kilroy Realty, L.P. (Delaware Limited Partnership
affiliate of Kilroy Realty Corporation), 8.075%
Series A Cumulative Redeemable Preferred Units,
Callable from 2/6/03+(1)                                     400,000         18,457,880

Liberty Property L.P. (Pennsylvania Limited
Partnership affiliate of Liberty Property Trust),
9.25% Series B Cumulative Redeemable Preferred
Units, Callable from 7/28/04+(1)                           1,235,000         31,603,650

MHC Operating Limited Partnership (Illinois
Limited Partnership affiliate of Manufactured
Home Communities, Inc.), 9% Series D
Cumulative Redeemable Perpetual Preference
Units, Callable from 9/29/04+(1)                           2,000,000         50,260,000

National Golf Operating Partnership, L.P.
(Delaware Limited Partnership affiliate of
National Golf Properties, Inc.), 9.30% Series A
Cumulative Redeemable Preferred Units,
Callable from 2/6/03+(1)                                     660,450         32,315,819

National Golf Operating Partnership, L.P.
(Delaware Limited Partnership affiliate of
National Golf Properties, Inc.), 9.30% Series B
Cumulative Redeemable Preferred Units,
Callable from 2/6/03+(1)                                     200,000          4,894,000

PSA Institutional Partners, L.P. (California
Limited Partnership affiliate of Public Storage, Inc.),
9.50% Series N Cumulative Redeemable Perpetual
Preferred Units, Callable from 3/17/05+(1)                 1,930,000         50,180,000

Price Development Company, L.P. (Maryland
Limited Partnership affiliate of J.P. Realty, Inc.),
8.95% Series B Cumulative Redeemable Preferred
Partnership Units, Callable from 7/28/04+(1)               1,225,000   $     30,086,000

Urban Shopping Centers, L.P. (Illinois Limited
Partnership affiliate of Urban Shopping Centers, Inc.),
9.45% Series D Cumulative Redeemable Perpetual
Preferred Units, Callable from 10/1/04+(1)                 1,000,000         25,635,000
---------------------------------------------------------------------------------------

TOTAL PARTNERSHIP PREFERENCE UNITS
   (IDENTIFIED COST, $308,533,109)                                     $    318,042,995
---------------------------------------------------------------------------------------

OTHER REAL ESTATE INVESTMENTS -- 7.8%

DESCRIPTION                                                            VALUE
---------------------------------------------------------------------------------------
Rental property(1)(2)                                                  $    158,458,656
LLC Interest in AGC LLC+(1)(3)(4)                                             1,035,290
LLC Interest in National Golf Properties LLC+(1)(3)(4)                          871,722
Note receivable from AGC LLC,
8%, due 2/6/13+(1)(3)(4)                                                      2,219,712
---------------------------------------------------------------------------------------

TOTAL OTHER REAL ESTATE INVESTMENTS
   (IDENTIFIED COST, $167,777,308)                                     $    162,585,380
---------------------------------------------------------------------------------------

SHORT-TERM INVESTMENTS -- 0.6%

                                                    PRINCIPAL AMOUNT
SECURITY                                            (000'S OMITTED)    VALUE
---------------------------------------------------------------------------------------
Investors Bank & Trust Company -
Time Deposit, 1.01%, 1/2/04                         $         11,765   $     11,765,330
---------------------------------------------------------------------------------------

TOTAL SHORT-TERM INVESTMENTS
   (AT AMORTIZED COST, $11,765,330)                                    $     11,765,330
---------------------------------------------------------------------------------------

TOTAL INVESTMENTS -- 100.0%
   (IDENTIFIED COST, $1,782,679,226)                                   $  2,080,588,989
---------------------------------------------------------------------------------------

+ Security exempt from registration under the Securities Act of 1933. At December 31, 2003, the value of these securities totaled $322,169,719, or 21.2% of net assets.
(1) Investment valued at fair value using methods determined in good faith by or at the direction of the Manager of Belair Real Estate Corporation.
(2) Rental property represents eleven multi-family residential properties located in seven states. None of the individual properties represent more than 5% of net assets.
(3)  See Note 5 - Investment Transactions.
(4)  Any transfers or sales of the investments are generally restricted.
(5) In February 2004, the call date was changed to 2/24/09 and the distribution rate changed to 7.25%.

                See notes to consolidated financial statements

BELAIR CAPITAL FUND LLC as of December 31, 2003
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF ASSETS
AND LIABILITIES

AS OF DECEMBER 31, 2003

ASSETS

Investments, at value (identified cost, $1,782,679,226)          $ 2,080,588,989
Cash                                                                   8,687,577
Escrow deposits -- restricted                                             80,839
Open interest rate swap agreements, at value                           1,644,344
Distributions and interest receivable                                    694,054
Other assets                                                           1,144,720
--------------------------------------------------------------------------------
TOTAL ASSETS                                                     $ 2,092,840,523
--------------------------------------------------------------------------------

LIABILITIES

Loan payable -- New Credit Facility                              $   447,000,000
Mortgage payable                                                     112,630,517
Payable for Fund Shares redeemed                                       1,180,000
Distributions payable to minority shareholders                            16,800
Security deposits                                                        372,900
Swap interest payable                                                    243,920
Accrued expenses:
   Interest expense                                                      920,797
   Property taxes                                                        576,590
   Other expenses and liabilities                                        669,458
Minority interests in controlled subsidiaries                          6,947,692
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                                $   570,558,674
--------------------------------------------------------------------------------
NET ASSETS FOR 12,728,157 FUND SHARES OUTSTANDING                $ 1,522,281,849
--------------------------------------------------------------------------------

SHAREHOLDERS' CAPITAL                                            $ 1,522,281,849
--------------------------------------------------------------------------------

NET ASSET VALUE AND REDEMPTION
PRICE PER SHARE

($1,522,281,849 DIVIDED BY 12,728,157 FUND SHARES OUTSTANDING)   $        119.60
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED
DECEMBER 31, 2003

INVESTMENT INCOME

Dividends allocated from Belvedere Capital
   (net of foreign taxes, $247,415)                              $    21,230,671
Interest allocated from Belvedere Capital                                337,102
Expenses allocated from Belvedere Capital                             (8,682,531)
--------------------------------------------------------------------------------
Net investment income allocated from Belvedere Capital           $    12,885,242
Distributions from Partnership Preference Units                       34,277,898
Rental income                                                         21,929,822
Interest                                                                 312,583
--------------------------------------------------------------------------------
TOTAL INVESTMENT INCOME                                          $    69,405,545
--------------------------------------------------------------------------------

EXPENSES

Investment advisory and administrative fees                      $     5,393,601
Property management fees                                                 879,109
Servicing fees                                                           535,111
Interest expense on mortgage                                           9,544,445
Interest expense on credit facilities                                  8,888,133
Property and maintenance expenses                                      6,381,866
Property taxes and insurance                                           2,708,654
Amortization of deferred expenses                                          9,099
Miscellaneous                                                            699,887
--------------------------------------------------------------------------------
TOTAL EXPENSES                                                   $    35,039,905
--------------------------------------------------------------------------------
Net investment income before minority interest in net income of
   controlled subsidiary                                         $    34,365,640
Minority interest in net income of controlled subsidiary                (336,107)
--------------------------------------------------------------------------------

NET INVESTMENT INCOME                                            $    34,029,533
--------------------------------------------------------------------------------

REALIZED AND UNREALIZED GAIN (LOSS)

Net realized gain (loss) --
   Investment transactions from Belvedere Capital
      (identified cost basis)                                    $    19,596,660
   Investment transactions (identified cost basis)                       (23,151)
   Investment transactions in Partnership Preference Units
      (identified cost basis)                                             39,313
   Interest rate swap agreements                                     (26,315,249)
--------------------------------------------------------------------------------
NET REALIZED LOSS                                                $    (6,702,427)
--------------------------------------------------------------------------------
Change in unrealized appreciation (depreciation) --
   Investment in Belvedere Capital (identified cost basis)       $   279,874,315
   Investments in Partnership Preference Units
      (identified cost basis)                                         26,634,006
   Investment in other real estate (net of minority interest
      in unrealized loss of controlled subsidiary of $6,385,127)       5,480,519
   Interest rate swap agreements                                      23,012,282
--------------------------------------------------------------------------------
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION)             $   335,001,122
--------------------------------------------------------------------------------

NET REALIZED AND UNREALIZED GAIN                                 $   328,298,695
--------------------------------------------------------------------------------

NET INCREASE IN NET ASSETS FROM OPERATIONS                       $   362,328,228
--------------------------------------------------------------------------------

                See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES
IN NET ASSETS

INCREASE (DECREASE)                                            YEAR ENDED          YEAR ENDED
IN NET ASSETS                                                  DECEMBER 31, 2003   DECEMBER 31, 2002
----------------------------------------------------------------------------------------------------
Net investment income                                            $    34,029,533     $    31,919,610
Net realized loss from
   investment transactions                                            (6,702,427)        (73,194,357)
Net change in unrealized appreciation
   (depreciation) of investments                                     335,001,122        (310,435,564)
----------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN NET ASSETS
   FROM OPERATIONS                                               $   362,328,228     $  (351,710,311)
----------------------------------------------------------------------------------------------------
Transactions in Fund Shares --
   Net asset value of Fund Shares issued to
      Shareholders in payment of
      distributions declared                                     $     2,956,829     $            --
   Net asset value of Fund Shares redeemed                           (82,202,891)        (90,119,009)
----------------------------------------------------------------------------------------------------
NET DECREASE IN NET ASSETS FROM FUND
   SHARE TRANSACTIONS                                            $   (79,246,062)    $   (90,119,009)
----------------------------------------------------------------------------------------------------
Distributions --
   Distributions to Shareholders                                 $    (6,607,973)    $            --
   Special Distributions to Shareholders                                      --                (850)
----------------------------------------------------------------------------------------------------
TOTAL DISTRIBUTIONS                                              $    (6,607,973)    $          (850)
----------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN NET ASSETS                            $   276,474,193     $  (441,830,170)
----------------------------------------------------------------------------------------------------

NET ASSETS

At beginning of year                                             $ 1,245,807,656     $ 1,687,637,826
----------------------------------------------------------------------------------------------------
AT END OF YEAR                                                   $ 1,522,281,849     $ 1,245,807,656
----------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   YEAR ENDED
INCREASE (DECREASE) IN CASH                                                        DECEMBER 31, 2003
----------------------------------------------------------------------------------------------------
Cash Flows From (For) Operating Activities --
Net increase in net assets from operations                                           $   362,328,228
Adjustments to reconcile net increase in net assets from operations to net cash flows from operating activities --
   Net investment income allocated from Belvedere Capital                                (12,885,242)
   Decrease in escrow deposits                                                               993,104
   Decrease in receivable for investments sold                                             4,952,435
   Increase in interest receivable from other real estate investments                       (149,132)
   Decrease in other assets                                                                  141,219
   Decrease in distributions and interest receivable                                       4,633,398
   Decrease in interest payable for open swap agreements                                  (4,785,580)
   Decrease in security deposits, accrued interest and accrued
      other expenses and liabilities                                                        (933,967)
   Decrease in accrued property taxes                                                       (129,375)
   Proceeds from sales of Partnership Preference Units                                    95,848,714
   Proceeds from sale of common stock                                                      8,034,272
   Improvements to rental property                                                        (1,870,329)
   Net increase in investment in Belvedere Capital                                        (3,500,000)
   Interest incurred on interest rate swap agreements                                    (17,815,811)
   Payment for termination of interest rate swap agreements                               (8,499,438)
   Increase in short-term investments                                                     (8,338,449)
   Minority interest in net income of controlled subsidiary                                  336,107
   Net realized loss from investment transactions                                          6,702,427
   Net change in unrealized (appreciation) depreciation of
      investments                                                                       (335,001,122)
----------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                             $    90,061,459
----------------------------------------------------------------------------------------------------
Cash Flows From (For) Financing Activities --
   Repayment of credit facilities                                                    $   (93,769,000)
   Payments for Fund Shares redeemed                                                          (3,568)
   Distributions paid to Shareholders                                                     (3,651,144)
   Distributions paid to minority shareholders                                               (17,600)
----------------------------------------------------------------------------------------------------
NET CASH FLOWS FOR FINANCING ACTIVITIES                                              $   (97,441,312)
----------------------------------------------------------------------------------------------------

NET DECREASE IN CASH                                                                 $    (7,379,853)
----------------------------------------------------------------------------------------------------

CASH AT BEGINNING OF YEAR                                                            $    16,067,430
----------------------------------------------------------------------------------------------------

CASH AT END OF YEAR                                                                  $     8,687,577
----------------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE AND NON-CASH
INVESTING AND FINANCING ACTIVITIES

Interest paid on loan -- credit facilities                                           $     9,564,202
Interest paid on mortgage                                                            $     9,382,122
Interest paid on swap agreements                                                     $    22,601,391
Market value of securities distributed in payment of redemptions                     $    81,019,323
Market value of common stock received from Belvedere Capital                         $     8,057,423
Partnership Preference Units exchanged for an equity investment
   in real estate companies and an investment in note receivable                     $    (3,977,592)
Market value of an equity investment in real estate companies                        $     1,907,012
Investment in note receivable                                                        $     2,070,580
----------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements

BELAIR CAPITAL FUND LLC as of December 31, 2003
CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL HIGHLIGHTS

FOR THE YEAR ENDED DECEMBER 31, 2003

Net asset value -- Beginning of year                                                 $        92.380
----------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS

Net investment income(6)                                                             $         2.583
Net realized and unrealized gain                                                              25.127
----------------------------------------------------------------------------------------------------
TOTAL INCOME FROM OPERATIONS                                                         $        27.710
----------------------------------------------------------------------------------------------------

DISTRIBUTIONS

Distributions to Shareholders                                                        $        (0.490)
----------------------------------------------------------------------------------------------------
TOTAL DISTRIBUTIONS                                                                  $        (0.490)
----------------------------------------------------------------------------------------------------

NET ASSET VALUE -- END OF YEAR                                                       $       119.600
----------------------------------------------------------------------------------------------------

TOTAL RETURN(1)                                                                                30.14%
----------------------------------------------------------------------------------------------------

                                                                    AS A PERCENTAGE OF       AS A PERCENTAGE OF
RATIOS                                                             AVERAGE NET ASSETS(5)  AVERAGE GROSS ASSETS(2)(5)
--------------------------------------------------------------------------------------------------------------------
Expenses of Consolidated Real Property Subsidiary
   Interest and other borrowing costs(7)                                    0.62%                       0.42%
   Operating expenses(7)                                                    0.65%                       0.45%
Belair Capital Fund LLC Expenses
   Interest and other borrowing costs(4)(8)                                 0.66%                       0.46%
   Investment advisory and administrative fees, servicing fees
     and other Fund operating expenses(3)(4)                                1.13%                       0.78%
                                                                   -------------------------------------------------
Total expenses                                                              3.06%                       2.11%

Net investment income                                                       2.53%                       1.75%
--------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DATA

Net assets, end of year (000's omitted)                                                         $  1,522,282
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)                                        15%
--------------------------------------------------------------------------------------------------------------------

(1) Returns are calculated by determining the percentage change in net asset value with all distributions reinvested.
(2) Average Gross Assets is defined as the average daily amount of all assets of Belair Capital Fund LLC (Belair Capital) (not including its investment in Belair Real Estate Corporation (Belair Real Estate)) plus all assets of Belair Real Estate minus the sum of their liabilities other than the principal amount of money borrowed. For this purpose, the assets of Belair Real Estate's controlled subsidiary are reduced by the proportionate interests therein of investors other than Belair Real Estate.
(3) Includes Belair Capital's share of Belvedere Capital Fund Company LLC's allocated expenses, including those expenses allocated from the Portfolio.
(4) Includes the expenses of Belair Capital and Belair Real Estate. Does not include expenses of the real estate subsidiaries majority-owned by Belair Real Estate.
(5) For the purpose of calculating ratios, the income and expenses of Belair Real Estate's controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belair Real Estate.
(6) Calculated using average shares outstanding.
(7) Includes Belair Real Estate's proportional share of expenses incurred by its majority-owned subsidiary.
(8) Ratios do not include interest incurred in connection with the interest rate swap agreements. Had such amounts been included, ratios would be higher.

                See notes to consolidated financial statements

BELAIR CAPITAL FUND LLC as of December 31, 2003
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1   ORGANIZATION

    A INVESTMENT OBJECTIVE -- Belair Capital Fund LLC (Belair Capital) is a Massachusetts limited liability company established to offer diversification and tax-sensitive investment management to investors holding large and concentrated positions in equity securities of selected publicly-traded companies. The investment objective of Belair Capital is to achieve long-term, after-tax returns for Belair Capital shareholders (Shareholders). Belair Capital pursues this objective primarily by investing indirectly in Tax-Managed Growth Portfolio (the Portfolio), a diversified, open-end management investment company registered under the Investment Company Act of 1940, as amended. The Portfolio is organized as a trust under the laws of the State of New York. Belair Capital maintains its investment in the Portfolio by investing in Belvedere Capital Fund Company LLC (Belvedere Capital), a separate Massachusetts limited liability company that invests exclusively in the Portfolio. The performance of Belair Capital and Belvedere Capital is directly and substantially affected by the performance of the Portfolio. Separate from its investment in the Portfolio through Belvedere Capital, Belair Capital invests in real estate assets through a controlled subsidiary, Belair Real Estate Corporation (Belair Real Estate). Such investments include income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) generally affiliated with publicly-traded real estate investment trusts (REITs), debt and equity investments in private real estate companies and an interest in real properties held through a joint venture that is a controlled subsidiary of Belair Real Estate.

    B SUBSIDIARIES -- Belair Capital invests in real estate through its subsidiary, Belair Real Estate. At December 31, 2003, Belair Real Estate invested directly and indirectly in Partnership Preference Units, debt and equity investments in private real estate companies and in real property through a controlled subsidiary, Bel Residential Properties Trust (Bel Residential).

    Belair Real Estate -- At December 31, 2003, Belair Capital owned 100% of the common stock issued by Belair Real Estate and intends to hold all of Belair Real Estate's common stock at all times. Additionally, 2,100 shares of preferred stock of Belair Real Estate are outstanding at December 31, 2003. The preferred stock has a par value of $0.01 per share and is redeemable by Belair Real Estate at a redemption price of $100 per share after the occurrence of certain tax events or after December 31, 2004. Dividends on the preferred stock are cumulative and payable annually equal to $8 per share. The interest in preferred stock is recorded as minority interest on the Consolidated Statement of Assets and Liabilities.

    Bel Residential -- Bel Residential, a majority-owned subsidiary of Belair Real Estate, owns eleven multi-family residential properties consisting of 2,681 units (collectively, the Bel Residential Properties) located in seven states (Texas, Arizona, Georgia, North Carolina, Washington, Colorado and Florida). The average occupancy rate was approximately 93% at December 31, 2003. Belair Real Estate owns 100% of the Class A units of Bel Residential, representing 75% of the voting interests in Bel Residential, and a minority shareholder (the Bel Residential Minority Shareholder) owns 100% of the Class B units, representing 25% of the voting interests in Bel Residential. The Class B equity interest is recorded as minority interest on the Consolidated Statement of Assets and Liabilities. The primary distinctions between the two classes of shares are the distribution priority and voting rights. Belair Real Estate has priority in distributions and has greater voting rights than the holder of the Class B units. Pursuant to a buy/sell agreement entered into at the time Bel Residential was established, either Belair Real Estate or the Bel Residential Minority Shareholder can give notice after July 31, 2009, either to buy the other's equity interest in Bel Residential or to sell its own equity interest in Bel Residential.

    The audited financial statements of the Portfolio, including the Portfolio of Investments, are included elsewhere in this report and should be read in conjunction with these financial statements.

2   SIGNIFICANT ACCOUNTING POLICIES

    The following is a summary of significant accounting policies consistently followed in the preparation of the consolidated financial statements. The policies are in conformity with accounting principles generally accepted in the United States of America.

    A PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Belair Capital and its majority owned subsidiaries. Belair Capital and Belair Real Estate consolidate all investments in affiliates in which its ownership exceeds 50 percent. The accompanying consolidated financial statements include the accounts of Belair Capital, Belair Real Estate, and Bel Residential (collectively, the
    Fund). All material intercompany accounts and transactions have been eliminated.

    B BASIS OF PRESENTATION -- Belair Capital is an investment company and, as such, presents its assets at fair value. Fixed liabilities are generally stated at their principal value.

    C INVESTMENT COSTS -- The Fund's investment assets were principally acquired through contributions of common stock by Shareholders in exchange for Shares of the Fund, through private purchases of Partnership Preference Units and other real estate investments, and through contributions of real estate investments in exchange for cash and a minority interest in the controlled subsidiary. Upon receipt of common stock from Shareholders, Belair Capital immediately exchanged the contributed securities into Belvedere Capital for shares thereof, and Belvedere Capital, in turn, immediately thereafter exchanged the contributed securities into the Portfolio for an interest in the Portfolio. The initial cost at which the Fund's investments of contributed securities is carried in the consolidated financial statements is the value of the contributed common stock as of the close of business on the day prior to their contribution to the Fund. The initial tax basis of the Fund's investment in the Portfolio through Belvedere Capital is the same as the contributing Shareholders' basis in securities and cash contributed to the Fund. The initial tax and financial reporting basis of the Fund's investment in Partnership Preference Units and other real estate investments purchased by the Fund is the purchase cost. The initial cost at which the Fund's investment in real estate contributed to the Fund is carried in the consolidated financial statements is the market value on contribution date. The initial tax basis of real estate investments contributed to the Fund is the contributor's tax basis at the time of contribution or the fair value on the date of contribution, depending on the taxability of the contribution.

    D INVESTMENT AND OTHER VALUATIONS -- The Fund's investments may consist of shares of Belvedere Capital, Partnership Preference Units, real property investments, debt and equity investments in private real estate companies and short-term debt securities. Belvedere Capital's only investment is an interest in the Portfolio, the value of which is derived from a proportional interest therein. Additionally, the Fund has entered into interest rate swap agreements (Note 7). The valuation policy followed by the Fund, Belvedere Capital and the Portfolio is as follows:

    Securities listed on a U.S. securities exchange generally are valued at the last sale price on the day of valuation or, if no sales took place on such date, at the mean between the closing bid and asked prices therefore on the exchange where such securities are principally traded. Equity securities listed on the NASDAQ National Market System generally are valued at the official NASDAQ closing price. Unlisted or listed securities for which closing sales prices or closing quotations are not available are valued at the mean between the latest available bid and asked prices. Exchange-traded options are valued at the last sale price for the day of valuation as quoted on the principal exchange or board of trade on which the options are traded or, in the absence of sales on such date, at the mean between the latest bid and asked prices therefore. Futures positions on securities and currencies generally are valued at closing settlement prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost. If short-term debt securities were acquired with a remaining maturity of more than 60 days, their amortized cost value will be based on their value on the sixty-first day prior to maturity. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, will normally be valued on the basis of valuations furnished by a pricing service. The daily valuation of foreign securities generally is determined as of the close of trading on the principal exchange on which such securities trade. Events occurring after the close of trading on foreign exchanges may result in adjustments to the valuation of foreign securities to more accurately reflect their fair value as of the close of regular trading on the New York Stock Exchange. The Portfolio may rely on an independent fair valuation service in adjusting the valuations of foreign securities. Foreign securities and currencies are valued in U.S. dollars, based on foreign currency exchange rate quotations supplied by an independent quotation service. Investments held by the Portfolio for which valuations or market quotations are unavailable are valued at fair value using methods determined in good faith by or at the direction of the Trustees of the Portfolio considering relevent factors, data and information including the market value of freely tradeable securities of the same class in the principal market on which such securities are normally traded. Interest rate swap agreements are valued by Boston Management and Research (Boston Management), as Investment Adviser of Belair Capital, based upon dealer and counterparty quotes and pricing models which take into consideration the market trading prices of interest rate swap agreements that have similar terms to the interest rate swap agreements the Fund has entered.

    Market prices for the Fund's real estate investments (including Partnership Preference Units, debt and equity investments and the joint venture) are not readily available and therefore they are stated in the Fund's consolidated financial statements at estimated fair value. The estimated fair value of an investment represents the amount at which Boston Management (as manager of Belair Real Estate) believes the investment could be sold in a current transaction between willing parties in an orderly disposition, that is, other than in a forced or liquidation sale. In valuing these investments, Boston Management considers relevant factors, data and information. With respect to investments in

    Partnership Preference Units and debt and equity investments in private real estate companies, Boston Management considers information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments, other than Partnership Preference Units and debt and equity investments in private real estate companies, are valued based upon independent valuations, that represent the amount at which the investments could be sold in a current transaction between willing parties and assume an orderly disposition, that is, other than in a forced or liquidation sale. Detailed real property valuations are performed at least annually and reviewed periodically. The value of real estate investments in the joint venture is estimated using a financial model that considers the (i) terms of the joint venture agreement relating to allocation of distributable cash flow, (ii) the duration of the joint venture; and (iii) the projected property values and cash flows from the properties based on estimates used in the independent valuations. Interim valuations reflect results of operations and distributions, and may be adjusted if there has been a significant change in economic circumstances since the most recent independent valuation. The valuation of real estate investments includes many assumptions, including, but not limited to, a current transaction between willing parties and an orderly disposition of assets. If the assumptions used to value a real estate investment change, it may materially impact the estimated fair value of that investment.

    A mortgage note payable may be adjusted to the estimated amount at which the mortgage note could by settled in a current transaction. If the rental property securing such mortgage note payable has a value lower than the outstanding principal balance, is operating at a deficit and financial resources are not expected to be provided to fund such deficit, then the mortgage note payable may be adjusted to the estimated fair value of the property securing the mortgage note.

    Changes in the fair value of the Fund's investments are recorded as unrealized appreciation or depreciation in the Consolidated Statement of Operations.

    E INTEREST RATE SWAPS -- Belair Capital has entered into interest rate swap agreements with respect to its borrowings and real estate investments. Pursuant to these agreements, Belair Capital makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments from the counterparty at a predetermined spread to one-month LIBOR. Net interest paid and accrued or received and earned is recorded as realized gains or losses and changes in the underlying values of the swaps are recorded as unrealized appreciation (depreciation), each in the Consolidated Statement of Operations. Belair Capital is exposed to credit loss in the event of non-performance by the swap counterparty. Risks may arise from the unanticipated movements in the value of interest rates.

    F RENTAL OPERATIONS -- The apartment units held by Bel Residential are leased to residents generally for a term of one year renewable upon consent of both parties on a year-to-year or month-to-month basis.

    The mortgage escrow accounts consist of deposits for reserves for replacements and capital repairs that are required under the mortgage agreements. The mortgage escrow accounts are held by the financial institution and controlled by the mortgage lender (Note 8).

    Costs incurred in connection with acquisitions of properties have been capitalized. Significant betterments and improvements are capitalized as part of real property.

    G INCOME -- Dividend income and distributions from Partnership Preference Units are recorded on the ex-dividend date and interest income is recorded on the accrual basis. Rental income is recorded on the accrual basis based upon the terms of the lease agreements.

    Belvedere Capital's net investment income or loss consists of Belvedere Capital's pro rata share of the net investment income or loss of the Portfolio, less all actual or accrued expenses of Belvedere Capital, determined in accordance with accounting principles generally accepted in the United States of America. The Fund's net investment income or loss consists of the Fund's pro rata share of the net investment income or loss of Belvedere Capital, plus all income earned on the Fund's direct and indirect investments (including Partnership Preference Units, debt and equity investments in private real estate companies and real property), less all actual and accrued expenses of the Fund determined in accordance with accounting principles generally accepted in the United States of America.

    H ORGANIZATION COSTS AND DEFERRED EXPENSES -- Costs incurred by Belair Capital in connection with its organization have been amortized over five years and are fully amortized at December 31, 2003. Mortgage origination expenses incurred in connection with the financing of Bel Residential are capitalized and amortized over the term of the loan. Deferred loan costs are included in other assets and amortization expense is included in interest expense in the accompanying consolidated financial statements.

    I INCOME TAXES -- Belair Capital, Belvedere Capital and the Portfolio are treated as partnerships for federal income tax purposes. As a result, Belair Capital, Belvedere Capital and the Portfolio do not incur federal income tax liability, and the shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss and deduction. The policy of Belair Real Estate and Bel Residential is to comply with the Internal Revenue Code of 1986, as amended, applicable to REITs. Belair Real Estate and Bel Residential will generally not be subject to federal income tax to the extent that they distribute their earnings to their stockholders each year and maintain their qualification as a REIT.

    Net investment income and capital gains determined in accordance with income tax regulations may differ from such amounts determined in accordance with generally accepted accounting principles. Such differences could be significant and are primarily due to differences in the cost basis of securities contributed, depreciation on real estate assets, periodic payments made in connection with interest rate swap agreements and the character of distributions received from REITs and Partnership Preference Units.

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

    L RECLASSIFICATIONS -- Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the current year presentation.

    M INDEMNIFICATIONS -- Under Belair Capital's Amended and Restated Operating Agreement, Belair Real Estate's officers, its manager, investment adviser, and any affiliate, associate, officer, employee or trustee thereof, may be indemnified against certain liabilities and expenses arising out of their duties to Belair Capital. Shareholders also may be indemnified against personal liability for the liabilities of Belair Capital. Additionally, in the normal course of business, the Fund enters into agreements with service providers that may contain indemnification clauses. The Fund's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred.

3   DISTRIBUTIONS TO SHAREHOLDERS

    Belair Capital intends to distribute at the end of each year, or shortly thereafter, all of its net investment income for the year, if any, and approximately 18% of its net realized capital gains for such year (reduced from 22% to reflect the reduction in federal long-term capital gains tax rates), if any, other than precontribution gains allocated to a Shareholder in connection with a tender offer or other extraordinary event with respect to a security contributed by that Shareholder or such Shareholder's predecessor in interest. In addition, whenever a distribution in respect of a precontribution gain is made, Belair Capital intends to make a supplemental distribution to compensate Shareholders receiving such distributions for taxes that may be due on income specially allocated in connection with the precontribution gain and supplemental distributions. Capital gain distributions that are made with respect to realized precontribution gains and the associated supplemental distributions (collectively, Special Distributions) will be made solely to the Shareholders to whom such realized precontribution gain is allocated. There were no Special Distributions paid or accrued during the year ended December 31, 2003.

    The Fund's distributions generally are based on determinations of net investment income and net realized capital gains for federal income tax purposes. Such amounts may differ from net investment income (or loss) and net realized gain (or loss) as set forth in the Fund's financial statements due to differences in the treatment of various income, gain, loss, expense and other items for federal income tax purposes and under generally accepted accounting principles.

    In addition, Belair Real Estate and Bel Residential intend to distribute substantially all of their taxable income earned by the respective entities during the year.

4   SHAREHOLDER TRANSACTIONS

    Belair Capital may issue an unlimited number of full and fractional Fund Shares. Transactions in Fund Shares were as follows:

                                          YEAR ENDED          YEAR ENDED
                                          DECEMBER 31, 2003   DECEMBER 31, 2002
    ---------------------------------------------------------------------------
    Issued to Shareholders electing to
      receive payment of distributions
      in Fund Shares                                 31,312                  --
    Redemptions                                    (788,815)           (890,907)
    ---------------------------------------------------------------------------
    NET DECREASE                                   (757,503)           (890,907)
    ---------------------------------------------------------------------------

5   INVESTMENT TRANSACTIONS

    The following table summarizes the Fund's investment transactions for the year ended December 31, 2003:

                                                              YEAR ENDED
    INVESTMENT TRANSACTION                                    DECEMBER 31, 2003
    ---------------------------------------------------------------------------
    Increases in investment in Belvedere Capital                 $    4,000,000
    Decreases in investment in Belvedere Capital(1)              $   89,576,746
    Sales of Partnership Preference Units(2)                     $   95,848,714
    Sale of common stock(1)                                      $    8,034,272
    ---------------------------------------------------------------------------

    (1) Included in decreases in investment in Belvedere Capital is the receipt of common stock through a redemption in-kind of $8,057,423. Belair Capital subsequently sold the common stock recognizing a loss of $23,151 on the transaction.
    (2) Sales of Partnership Preference Units for the year ended December 31, 2003 include Partnership Preference Units sold to other funds sponsored by Eaton Vance Management (Eaton Vance) for which a loss of $1,152,614 was recognized.

    During the year ended December 31, 2003, the Fund exchanged Partnership Preference Units in the amount of $3,977,592 for an equity investment in two private real estate companies affiliated with the issuer of such formerly held Partnership Preference Units and a note receivable in the amounts of $1,907,012 and $2,070,580, respectively. The secured note receivable (valued at $2,219,712 as of December 31, 2003) earns interest of 8% per annum and matures in February 2013 or on demand.

6   INDIRECT INVESTMENT IN PORTFOLIO

    The following table summarizes the Fund's investment in the Portfolio through Belvedere Capital, for the year ended December 31, 2003, including allocations of income, expenses, and net realized and unrealized gains (losses) for the year then ended:

                                                                          YEAR ENDED
                                                                          DECEMBER 31, 2003
    ---------------------------------------------------------------------------------------
    Belvedere Capital's interest in the Portfolio(1)                      $  11,100,012,615
    The Fund's investment in Belvedere Capital(2)                         $   1,588,195,284
    Income allocated to Belvedere Capital from the Portfolio              $     143,671,130
    Income allocated to the Fund from Belvedere Capital                   $      21,567,773
    Expenses allocated to Belvedere Capital from the Portfolio            $      43,085,940
    Expenses allocated to the Fund from Belvedere Capital(3)              $       8,682,531
    Net realized gain allocated to Belvedere Capital from the Portfolio   $     128,352,887
    Net realized gain allocated to the Fund from Belvedere Capital        $      19,596,660
    Change in unrealized appreciation (depreciation) allocated to
      Belvedere Capital from the Portfolio                                $   1,892,271,872
    Change in unrealized appreciation (depreciation) allocated to
      the Fund from Belvedere Capital                                     $     279,874,315
    ---------------------------------------------------------------------------------------

    (1) As of December 31, 2003, the value of Belvedere Capital's interest in the Portfolio represents 63.0% of the Portfolio's net assets.
    (2) As of December 31, 2003, the Fund's investment in Belvedere Capital represents 14.3% of Belvedere Capital's net assets.
    (3) Allocated expenses include $6,474,319 of expenses from the Portfolio, $61,623 of operating expenses and $2,146,589 of service fees (Note 9).

7   INTEREST RATE SWAP AGREEMENTS

    Belair Capital has entered into interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements, Belair Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities, and agreements. Interest rate swap agreements open at December 31, 2003 are listed below.

    NOTIONAL                          INITIAL                    UNREALIZED
    AMOUNT                            OPTIONAL      FINAL        APPRECIATION
    (000'S     FIXED   FLOATING       TERMINATION   TERMINATION  AT DECEMBER 31,
    OMITTED)   RATE    RATE           DATE          DATE         2003
    ----------------------------------------------------------------------------
    $ 20,000   4.045%  LIBOR + 0.30%        --          6/10        $    230,597
      95,952    5.05%  LIBOR + 0.30%      2/04          6/10             218,976
      61,500   4.865%  LIBOR + 0.30%      7/04          6/10             212,857
      75,000   4.795%  LIBOR + 0.30%      9/04          6/10             304,067
      42,000    4.69%  LIBOR + 0.30%      2/05          6/10             201,570
      49,000   4.665%  LIBOR + 0.30%      3/05          6/10             240,892
      35,330    4.18%  LIBOR + 0.30%      7/09          6/10             235,385
    ----------------------------------------------------------------------------
    TOTAL                                                           $  1,644,344
    ----------------------------------------------------------------------------

    On October 1, 2003, new interest rate swap agreements were entered into to fix a portion of the cost of Belair Capital's borrowings under the New Credit Facility (as defined in Note 8B) established on July 15, 2003. Concurrently, all interest rate swap agreements outstanding on September 30, 2003 were terminated, resulting in realized losses of $8,499,438.

8   DEBT

    A MORTGAGE -- Rental property held by Belair Real Estate's controlled subsidiary is financed through a mortgage issued to the controlled subsidiary. The mortgage is secured by the rental property. The mortgage is generally without recourse to Belair Real Esate and Belair Capital, except in the case of certain liabilities associated with fraud, misrepresentation, misappropriation of funds, or breach of material contracts, and liabilities arising from environmental conditions involving or affecting the rental property subject to the mortgage. Belair Capital and Belair Real Estate have received indemnification from the Bel Residential Minority Shareholder (Note 1B) for certain of such potential liabilities. The estimated fair value of the rental property securing the loan is $158,458,656 at December 31, 2003. The balance outstanding at December 31, 2003 is as follows:

                               ANNUAL         MONTHLY
                               INTEREST       INTEREST        BALANCE AT
    MATURITY DATE              RATE           PAYMENT*        DECEMBER 31, 2003
    ---------------------------------------------------------------------------
    May 1, 2010                  8.33%        $ 781,844          $  112,630,517
    ---------------------------------------------------------------------------
                                              $ 781,844          $  112,630,517
    ---------------------------------------------------------------------------

    * Mortgage provides for monthly payments of interest only through the maturity date with the entire principal balance due on the maturity date.

    The estimated market value of the mortgage note payable is approximately $134,000,000 at December 31, 2003. The mortgage note payable cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty or without the sale of the rental property financed by the mortgage note payable. Management generally has no current plans to prepay or otherwise dispose of the mortgage note payable or sell the related rental property prior to the maturity date. The market value of the mortgage is based on estimates using discounted cash flow analysis and currently prevailing rates. Considerable judgment is necessary in interpreting market data to develop estimates of market value. The use of different assumptions or estimation methodologies may have a material effect on the estimated market value.

    B CREDIT FACILITY -- On July 15, 2003, Belair Capital refinanced its credit facility with Merrill Lynch International Bank Limited with two new credit arrangements (collectively, the New Credit Facility). The New Credit Facility has a seven-year maturity and will expire on June 25, 2010. Belair Capital's obligations under the New Credit Facility are secured by a pledge of its assets, excluding the assets of Bel Residential.

    At the date the agreement was entered into, Belair Capital borrowed $515,000,000 with DrKW Holdings, Inc. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.30% per annum. As of December 31, 2003, outstanding borrowings under this credit arrangement totaled $447,000,000.

    The $100,000,000 credit arrangement with Merrill Lynch Mortgage Capital, Inc. includes the ability to issue letters of credit up to $10,000,000. This credit arrangement accrues interest at a rate of one-month LIBOR plus 0.38% per annum. A commitment fee of 0.10% per annum is paid on the unused commitment amount. Belair Capital pays all fees associated with issuing the letters of credit. As of December 31, 2003 there were no outstanding borrowings under this credit arrangement. There was a letter of credit in the amount of $1,493,776 at December 31, 2003. The letter of credit was issued as a substitute for funding certain mortgage escrow accounts required by the lender of Bel Residential. The letter of credit expires in 2004 and automatically extends for one-year periods, not to extend beyond June 15, 2010.

    Borrowings under the New Credit Facility have been used to purchase the Fund's interest in real estate investments, to pay selling commissions and organizational expenses, and to provide for the short-term liquidity needs of the

    Fund. Additional borrowings under the New Credit Facility may be made in the future for these purposes.

9   MANAGEMENT FEE AND OTHER TRANSACTIONS WITH AFFILIATES

    Belair Capital and the Portfolio have engaged Boston Management as Investment Adviser. Under the terms of the advisory agreement with the Portfolio, Boston Management receives a monthly fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the year ended December 31, 2003, the advisory fee applicable to the Portfolio was 0.44% of average daily net assets. Belvedere Capital's allocated portion of the advisory fee was $41,671,111 of which $6,262,226 was allocated to Belair Capital for the year ended December 31, 2003.

    In addition, Belair Capital pays Boston Management a monthly advisory and administrative fee of 1/20 of 1% (0.60% annually) of the average daily gross assets of Belair Capital. The term "gross assets" is defined to include the value of all assets of Belair Capital, other than Belair Capital's investment in Belair Real Estate, minus the sum of Belair Capital's liabilities other than the principal amount of money borrowed. Belair Real Estate pays Boston Management a monthly management fee at a rate of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross assets of Belair Real Estate. The term "gross assets" is defined to include all assets of Belair Real Estate minus the sum of Belair Real Estate's liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of Belair Real Estate's controlled subsidiary are reduced by the proportionate interests therein of investors other than Belair Real Estate. For the year ended December 31, 2003, the advisory and administrative fee paid or accrued to Boston Management by Belair Capital, plus the management fee paid or accrued to Boston Management by Belair Real Estate, totaled $5,393,601.

    Eaton Vance and Boston Management do not receive separate compensation for serving as Manager of Belair Capital and Manager of Belvedere Capital, respectively.

    Pursuant to a servicing agreement between Belvedere Capital and Eaton Vance Distributors, Inc. (EV Distributors), Belvedere Capital pays a servicing fee to EV Distributors for providing certain services and information to Shareholders. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Capital's average daily net assets and totaled $14,288,579 for the year ended December 31, 2003 of which $2,146,589 was allocated to Belair Capital. Pursuant to a servicing agreement between Belair Capital and EV Distributors, Belair Capital pays a servicing fee to EV Distributors on a quarterly basis at an annual rate of 0.20% of Belair Capital's average daily net assets, less Belair Capital's allocated share of the servicing fee payable by Belvedere Capital. For the year ended December 31, 2003, the servicing fee paid directly by Belair Capital totaled $535,111. Of the servicing fee amounts allocated to and incurred by Belair Capital for the year ended December 31, 2003, $2,681,466 was paid or accrued to subagents.

    Management services for the real property held by Bel Residential are provided by an affiliate of the Bel Residential Minority Shareholder (Note
    1B). The management agreement provides for a management fee and allows for reimbursement of payroll expenses incurred by the managers in conjunction with managing the Bel Residential Properties (Note 1B). For the year ended December 31, 2003, Belair Real Estate's controlled subsidiary paid or accrued property management fees of $879,109.

10  SEGMENT INFORMATION

    Belair Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Capital. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Capital, Belair Capital invests in real estate assets through its subsidiary Belair Real Estate. Belair Real Estate invests directly and indirectly in Partnership Preference Units, debt and equity investments in private real estate companies and in real property through a controlled subsidiary, Bel Residential (Note 1).

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

                                        TAX-
                                        MANAGED
    FOR THE YEAR ENDED                  GROWTH            REAL
    DECEMBER 31, 2003                   PORTFOLIO*        ESTATE            TOTAL
    ---------------------------------------------------------------------------------------
    Revenue                             $    12,885,242   $    56,389,213   $    69,274,455
    Interest expense
     on mortgage                                    --        (9,544,445)       (9,544,445)
    Interest expense on
     credit facilities                               --        (8,443,726)       (8,443,726)
    Operating expenses                       (2,316,298)      (13,469,297)      (15,785,595)
    Minority interest in net
     income of
     controlled subsidiary                           --          (336,107)         (336,107)
    ---------------------------------------------------------------------------------------
    NET INVESTMENT INCOME               $    10,568,944   $    24,595,638   $    35,164,582
    Net realized gain (loss)                 19,573,509       (26,275,936)       (6,702,427)
    Change in unrealized
     appreciation (depreciation)            279,874,315        55,126,807       335,001,122
    ---------------------------------------------------------------------------------------
    NET INCREASE IN NET ASSETS
     FROM OPERATIONS OF
     REPORTABLE SEGMENTS                $   310,016,768   $    53,446,509   $   363,463,277
    ---------------------------------------------------------------------------------------
    Segment assets                      $ 1,588,195,284   $   487,471,604   $ 2,075,666,888
    Segment liabilities                       1,180,000       544,629,124       545,809,124
    ---------------------------------------------------------------------------------------
    NET ASSETS OF
     REPORTABLE SEGMENTS                $ 1,587,015,284   $   (57,157,520)  $ 1,529,857,764
    ---------------------------------------------------------------------------------------

    * Belair Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Capital.

    The following tables reconcile the reported segment information to the consolidated financial statements for the year ended December 31, 2003:

    Revenue:
       Revenue from reportable segments                                 $    69,274,455
       Unallocated amounts:
        Interest earned on cash not invested in the
         Portfolio or in subsidiaries                                           131,090
    -----------------------------------------------------------------------------------
    TOTAL REVENUE                                                       $    69,405,545
    -----------------------------------------------------------------------------------
    Net increase (decrease) in net assets from operations:
       Net increase in net assets from operations of
        reportable segments                                             $   363,463,277
       Unallocated amounts:
        Interest earned on cash not invested in the
        Portfolio or in subsidiaries                                            131,090
       Unallocated amounts(1):
        Servicing fees                                                         (535,111)
        Audit, tax and legal fees                                              (188,263)
        Interest expense on credit facilities                                  (444,407)
        Other operating expenses                                                (98,358)
    -----------------------------------------------------------------------------------
    TOTAL NET INCREASE IN NET ASSETS FROM OPERATIONS                    $   362,328,228
    -----------------------------------------------------------------------------------
    Net assets:
       Net assets of reportable segments                                $ 1,529,857,764
       Unallocated cash(2)                                                    5,408,305
       Short-term investments(2)                                             11,765,330
       Loan payable-- New Credit Facility(3)                                (24,579,481)
       Other liabilities                                                       (170,069)
    ------------------------------------------------------------------------------------
    TOTAL NET ASSETS                                                    $ 1,522,281,849
    ------------------------------------------------------------------------------------

    (1) Unallocated amounts represent expenses incurred that pertain to the overall operation of Belair Capital, and do not pertain to either operating segment.
    (2) Unallocated cash and short-term investments represent cash and cash equivalents not invested in the Portfolio or real estate assets.
    (3) Unallocated amount of loan payable -- New Credit Facility represents borrowings not specifically used to fund real estate investments. Such borrowings are generally used to pay selling commissions, organization expenses and other liquidity needs of the Fund.

11  SUBSEQUENT EVENT (UNAUDITED)

    On January 14, 2004, the Fund made a distribution of $1.28 per Share to Shareholders of record on January 13, 2004.

BELAIR CAPITAL FUND LLC as of December 31, 2003
INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS OF
BELAIR CAPITAL FUND LLC AND SUBSIDIARIES:

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated portfolio of investments, of Belair Capital Fund LLC and subsidiaries (collectively, the Fund) as of December 31, 2003, and the related consolidated statements of operations and cash flows for the year then ended, the consolidated statements of changes in net assets for each of the two years in the period then ended and the financial highlights for the year then ended. These financial statements and financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2003 by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2003 and the results of its operations, the changes in its net assets, its cash flows, and the financial highlights for the respective stated periods in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 5, 2004

TAX-MANAGED GROWTH PORTFOLIO as of December 31, 2003
PORTFOLIO OF INVESTMENTS

COMMON STOCKS -- 99.2%

SECURITY                                                       SHARES        VALUE
---------------------------------------------------------------------------------------------
AEROSPACE AND DEFENSE -- 2.5%

Boeing Company (The)                                               797,051   $     33,587,729
General Dynamics                                                   735,000         66,436,650
Honeywell International, Inc.                                      275,998          9,226,613
Northrop Grumman Corp.                                           1,684,522        161,040,303
Raytheon Company                                                   313,599          9,420,514
Rockwell Collins, Inc.                                             203,032          6,097,051
Teledyne Technologies Incorporated(1)                                6,117            115,305
United Technologies Corp.                                        1,582,098        149,935,427
---------------------------------------------------------------------------------------------
                                                                             $    435,859,592
---------------------------------------------------------------------------------------------

AIR FREIGHT AND LOGISTICS -- 2.6%

FedEx Corporation                                                2,106,578   $    142,194,015
Robinson (C.H.) Worldwide, Inc.                                  1,186,638         44,985,447
United Parcel Service, Inc. Class B                              3,549,425        264,609,634
---------------------------------------------------------------------------------------------
                                                                             $    451,789,096
---------------------------------------------------------------------------------------------

AIRLINES -- 0.0%

Southwest Airlines, Inc.                                           126,393   $      2,039,983
---------------------------------------------------------------------------------------------
                                                                             $      2,039,983
---------------------------------------------------------------------------------------------

AUTO COMPONENTS -- 0.2%

ArvinMeritor, Inc.                                                  33,635   $        811,276
Borg-Warner Automotive, Inc.                                       203,981         17,352,664
Dana Corp.                                                          25,000            458,750
Delphi Automotive Systems Corp.                                      6,338             64,711
Johnson Controls, Inc.                                             114,364         13,279,948
Visteon Corp.                                                       10,226            106,453
---------------------------------------------------------------------------------------------
                                                                             $     32,073,802
---------------------------------------------------------------------------------------------

AUTOMOBILES -- 0.1%

DaimlerChrysler AG                                                   7,000   $        323,540
Ford Motor Co.                                                     145,884          2,334,144
General Motors Corp.                                                13,896            742,046
Harley-Davidson, Inc.                                              137,700          6,544,881
Honda Motor Co. Ltd. ADR                                            20,000            450,000
---------------------------------------------------------------------------------------------
                                                                             $     10,394,611
---------------------------------------------------------------------------------------------

BEVERAGES -- 3.9%

Anheuser-Busch Companies, Inc.                                   3,381,243   $    178,123,881
Coca-Cola Company (The)                                          3,177,651        161,265,788
Coca-Cola Enterprises, Inc.                                      1,729,424   $     37,822,503
PepsiCo., Inc.                                                   6,531,299        304,489,159
---------------------------------------------------------------------------------------------
                                                                             $    681,701,331
---------------------------------------------------------------------------------------------

BIOTECHNOLOGY -- 1.7%

Amgen, Inc.(1)                                                   3,861,137   $    238,618,267
Applera Corp. - Celera Genomics Group(1)                            26,000            361,660
Genzyme Corp. - General Division(1)                                464,926         22,939,449
Gilead Sciences, Inc.(1)                                            39,362          2,288,507
Incyte Pharmaceuticals, Inc.(1)                                     14,294             97,771
Invitrogen Corp.(1)                                                467,551         32,728,570
Vertex Pharmaceuticals, Inc.(1)                                     13,000            132,990
---------------------------------------------------------------------------------------------
                                                                             $    297,167,214
---------------------------------------------------------------------------------------------

BUILDING PRODUCTS -- 0.9%

American Standard Companies, Inc.(1)                               331,609   $     33,393,026
CRH plc                                                            329,450          6,752,716
Masco Corporation                                                4,145,436        113,626,401
Water Pik Technologies(1)                                            2,141             26,270
---------------------------------------------------------------------------------------------
                                                                             $    153,798,413
---------------------------------------------------------------------------------------------

CAPITAL MARKETS -- 3.8%

Affiliated Managers Group(1)                                        13,680   $        951,991
Bank of New York Co., Inc. (The)                                   441,413         14,619,599
Bear Stearns Companies, Inc.                                        83,352          6,663,992
Credit Suisse Group                                                155,136          5,676,090
Federated Investors, Inc.                                        1,634,947         48,002,044
Franklin Resources, Inc.                                         1,508,429         78,528,814
Goldman Sachs Group, Inc.                                            9,627            950,474
Investors Financial Services Corp.                                 475,402         18,260,191
Knight Trading Group, Inc.(1)                                    1,750,000         25,620,000
Legg Mason, Inc.                                                    17,641          1,361,532
Lehman Brothers Holdings, Inc.                                      57,486          4,439,069
Mellon Financial Corporation                                       221,912          7,125,594
Merrill Lynch & Co., Inc.                                        1,761,959        103,338,895
Morgan (J.P.) Chase & Co.                                          394,005         14,471,804
Morgan Stanley Dean Witter & Co.                                 4,770,551        276,071,786
Northern Trust Corp.                                               261,505         12,139,062
Nuveen Investments Class A                                         150,000          3,999,000
Price (T. Rowe) Group, Inc.                                        171,434          8,127,686
Raymond James Financial, Inc.                                       98,225          3,703,082
Schwab (Charles) & Co.                                             946,055         11,201,291

                      See notes to financial statements.

SECURITY                                                       SHARES        VALUE
---------------------------------------------------------------------------------------------
CAPITAL MARKETS (CONTINUED)

State Street Corp.                                                 328,000   $     17,082,240
UBS AG                                                              49,812          3,386,718
Waddell & Reed Financial, Inc., Class A                            271,320          6,365,167
---------------------------------------------------------------------------------------------
                                                                             $    672,086,121
---------------------------------------------------------------------------------------------

CHEMICALS -- 1.0%

Airgas, Inc.                                                       389,753   $      8,371,894
Arch Chemicals, Inc.                                                 4,950            127,017
Bayer AG ADR                                                        40,000          1,176,400
Dow Chemical Co. (The)                                             267,064         11,101,850
DuPont (E.I.) de Nemours & Co.                                   1,302,039         59,750,570
Ecolab, Inc.                                                       318,168          8,708,258
MacDermid, Inc.                                                     61,937          2,120,723
Monsanto Company                                                    28,797            828,778
Olin Corp.                                                           9,900            198,594
PPG Industries, Inc.                                                23,542          1,507,159
Rohm and Haas, Co.                                                   2,601            111,089
RPM, Inc.                                                           88,338          1,454,043
Sigma-Aldrich Corp.                                                630,897         36,074,690
Solutia Inc.(1)                                                     20,293              7,407
Valspar Corp.                                                      818,316         40,441,177
---------------------------------------------------------------------------------------------
                                                                             $    171,979,649
---------------------------------------------------------------------------------------------

COMMERCIAL BANKS -- 8.3%

AmSouth Bancorporation                                             812,145   $     19,897,552
Associated Banc-Corp                                               749,148         31,951,162
Bank of America Corporation                                      2,257,529        181,573,057
Bank of Hawaii Corp.                                                49,425          2,085,735
Bank of Montreal                                                   269,166         11,116,556
Bank One Corp.                                                   1,786,768         81,458,753
Banknorth Group, Inc.                                               50,125          1,630,566
BB&T Corp.                                                       1,276,393         49,319,826
Charter One Financial, Inc.                                        251,993          8,706,358
City National Corp.                                                273,260         16,974,911
Colonial Bancgroup, Inc. (The)                                     253,936          4,398,172
Comerica, Inc.                                                     241,725         13,551,103
Commerce Bancshares, Inc.                                          147,766          7,243,489
Community First Bancshares, Inc.                                   360,184         10,423,725
Compass Bancshares, Inc.                                           358,352         14,086,817
Fifth Third Bancorp                                              1,209,520         71,482,632
First Citizens BancShares, Inc.                                     43,651          5,304,906
First Financial Bancorp                                             47,933            764,531
First Midwest Bancorp, Inc.                                        815,329   $     26,424,813
First Tennessee National Corporation                               157,089          6,927,625
FleetBoston Financial Corporation                                  715,716         31,241,003
Hibernia Corp. Class A                                             187,345          4,404,481
HSBC Holdings PLC ADR                                              608,017         47,923,900
Huntington Bancshares, Inc.                                        578,423         13,014,517
Keycorp                                                            625,951         18,352,883
M&T Bank Corp.                                                      37,734          3,709,252
Marshall & Ilsley Corp.                                            683,798         26,155,273
National City Corp.                                              1,598,288         54,245,895
National Commerce Financial Corp.                                1,113,055         30,364,140
North Fork Bancorporation, Inc.                                     53,534          2,166,521
PNC Bank Corp.                                                     156,003          8,538,044
Popular, Inc.                                                          716             32,177
Regions Financial Corp.                                          1,624,786         60,442,039
Royal Bank of Scotland Group PLC                                    50,837          1,497,956
S&T Bancorp, Inc.                                                  100,000          2,990,000
SouthTrust Corp.                                                   506,253         16,569,661
Southwest Bancorporation of Texas, Inc.(1)                         815,601         31,686,099
SunTrust Banks, Inc.                                               425,640         30,433,260
Synovus Financial Corp.                                          1,345,581         38,914,203
TCF Financial Corporation                                           28,000          1,437,800
U.S. Bancorp                                                     4,150,861        123,612,641
Union Planters Corp.                                               703,729         22,160,426
Valley National Bancorp                                            202,293          5,906,956
Wachovia Corp.                                                   1,901,325         88,582,732
Wells Fargo & Company                                            3,129,623        184,303,498
Westamerica Bancorporation                                         268,474         13,343,158
Whitney Holding Corp.                                              353,200         14,477,668
Zions Bancorporation                                               252,271         15,471,780
---------------------------------------------------------------------------------------------
                                                                             $  1,457,300,252
---------------------------------------------------------------------------------------------

COMMERCIAL SERVICES AND SUPPLIES -- 2.4%

Allied Waste Industries, Inc.(1)                                 1,674,390   $     23,240,533
Apollo Group, Inc. Class A(1)                                        7,599            516,732
Arbitron, Inc.(1)                                                   30,885          1,288,522
Avery Dennison Corp.                                             1,350,977         75,681,732
Banta Corp.                                                         42,341          1,714,810
Block (H&R), Inc.                                                  732,354         40,550,441
Bowne & Company                                                    172,640          2,340,998
Cendant Corp.(1)                                                   549,359         12,234,225
Century Business Services, Inc.(1)                                 370,000          1,653,900
Cintas Corp.                                                     1,326,202         66,482,506

                      See notes to financial statements.

SECURITY                                                       SHARES        VALUE
---------------------------------------------------------------------------------------------
COMMERCIAL SERVICES AND SUPPLIES (CONTINUED)

Consolidated Graphics, Inc.(1)                                      70,215   $      2,217,390
Deluxe Corporation                                                  32,000          1,322,560
Donnelley (R.R.) & Sons Co.                                        200,521          6,045,708
Equifax, Inc.                                                       85,724          2,100,238
Gevity HR, Inc.                                                     78,125          1,737,500
Harland (John H.) Co.                                               51,540          1,407,042
HON Industries, Inc.                                             1,552,470         67,253,000
Hudson Highland Group, Inc.(1)                                      11,581            276,207
Imagistics International Inc.(1)                                     2,482             93,075
Manpower, Inc.                                                     112,000          5,272,960
Miller (Herman) Inc.                                               541,800         13,149,486
Monster Worldwide Inc.(1)                                          154,426          3,391,195
Navigant Consulting, Inc.(1)                                       463,017          8,732,501
Pitney Bowes, Inc.                                                  89,799          3,647,635
ServiceMaster Co.                                                1,318,302         15,358,218
Steelcase Inc.                                                     123,000          1,766,280
Sylvan Learning Systems, Inc.(1)                                   538,458         15,502,206
United Rentals, Inc.(1)                                            401,179          7,726,708
Waste Management, Inc.                                           1,255,659         37,167,506
---------------------------------------------------------------------------------------------
                                                                             $    419,871,814
---------------------------------------------------------------------------------------------

COMMUNICATIONS EQUIPMENT -- 1.3%

3Com Corp.(1)                                                      873,949   $      7,140,163
ADC Telecommunications, Inc.(1)                                    370,286          1,099,749
Advanced Fibre Communication, Inc.(1)                               15,000            302,250
Alcatel S.A. ADR(1)                                                 43,728            561,905
Avaya, Inc.(1)                                                      56,960            737,062
Ciena Corp.(1)                                                     380,378          2,525,710
Cisco Systems, Inc.(1)                                           3,441,441         83,592,602
Comverse Technology, Inc.(1)                                       386,378          6,796,389
Corning, Inc.(1)                                                   651,520          6,795,354
Enterasys Networks, Inc.(1)                                         55,945            209,794
JDS Uniphase Corp.(1)                                               52,451            191,446
Lucent Technologies, Inc.(1)                                       555,464          1,577,518
McData Corp., Class A(1)                                            18,562            176,896
Motorola, Inc.                                                     741,114         10,427,474
Nokia Corp., Class A, ADR                                        4,870,478         82,798,126
Nortel Networks Corp.(1)                                         1,306,729          5,527,464
Qualcomm, Inc.                                                     344,112         18,557,960
Riverstone Networks, Inc.(1)                                        28,706             31,864
Tellabs, Inc.(1)                                                   118,404            998,146
---------------------------------------------------------------------------------------------
                                                                             $    230,047,872
---------------------------------------------------------------------------------------------

COMPUTERS AND PERIPHERALS -- 3.1%

Dell, Inc.(1)                                                    4,305,989   $    146,231,386
EMC Corp.(1)                                                     1,104,455         14,269,559
Gateway, Inc.(1)                                                    99,407            457,272
Hewlett-Packard Co.                                              1,197,265         27,501,177
International Business Machines Corp.                            2,286,121        211,877,694
Lexmark International Group, Inc.(1)                             1,704,885        134,072,156
Network Appliance, Inc.(1)                                         488,000         10,018,640
Palmone, Inc.(1)                                                    65,230            766,453
Sun Microsystems, Inc.(1)                                          370,670          1,664,308
---------------------------------------------------------------------------------------------
                                                                             $    546,858,645
---------------------------------------------------------------------------------------------

CONSTRUCTION AND ENGINEERING -- 0.1%

Dycom Industries, Inc.(1)                                          151,725   $      4,069,264
Jacobs Engineering Group, Inc.(1)                                  354,741         17,031,115
---------------------------------------------------------------------------------------------
                                                                             $     21,100,379
---------------------------------------------------------------------------------------------

CONSTRUCTION MATERIALS -- 0.0%

Vulcan Materials Company                                           184,512   $      8,777,236
---------------------------------------------------------------------------------------------
                                                                             $      8,777,236
---------------------------------------------------------------------------------------------

CONSUMER FINANCE -- 0.9%

American Express Co.                                               521,715   $     25,162,314
Capital One Financial Corp.                                      1,245,321         76,325,724
MBNA Corporation                                                   456,002         11,331,650
Providian Financial Corp.(1)                                       457,296          5,322,925
SLM Corp.                                                          905,499         34,119,202
---------------------------------------------------------------------------------------------
                                                                             $    152,261,815
---------------------------------------------------------------------------------------------

CONTAINERS AND PACKAGING -- 0.1%

Bemis Co.                                                          207,593   $     10,379,650
Caraustar Industries, Inc.(1)                                      192,532          2,656,942
Sealed Air Corp.(1)                                                 37,014          2,003,938
Sonoco Products Co.                                                160,690          3,956,188
Temple-Inland, Inc.                                                 57,962          3,632,479
---------------------------------------------------------------------------------------------
                                                                             $     22,629,197
---------------------------------------------------------------------------------------------

DEPARTMENT STORES -- 0.0%

Neiman Marcus Group, Inc. (The)(1)                                  27,117   $      1,355,850
---------------------------------------------------------------------------------------------
                                                                             $      1,355,850
---------------------------------------------------------------------------------------------

                      See notes to financial statements.

SECURITY                                                       SHARES        VALUE
---------------------------------------------------------------------------------------------
DISTILLERS AND VINTNERS -- 0.1%

Brown-Forman Corp. Class A                                         154,012   $     14,931,463
---------------------------------------------------------------------------------------------
                                                                             $     14,931,463
---------------------------------------------------------------------------------------------

DISTRIBUTORS -- 0.0%

Genuine Parts Company                                              188,609   $      6,261,819
---------------------------------------------------------------------------------------------
                                                                             $      6,261,819
---------------------------------------------------------------------------------------------

DIVERSIFIED FINANCIAL SERVICES -- 1.6%

Citigroup Inc.                                                   4,030,512   $    195,641,052
Finova Group, Inc.(1)                                              175,587            114,132
ING groep, N.V. ADR                                                216,111          5,059,159
Moody's Corp.                                                       47,543          2,878,729
Royal Bank of Canada                                               321,353         15,322,111
Societe Generale                                                   809,647         71,487,377
---------------------------------------------------------------------------------------------
                                                                             $    290,502,560
---------------------------------------------------------------------------------------------

DIVERSIFIED TELECOMMUNICATION SERVICES -- 2.3%

Alltel Corp.                                                     1,488,598   $     69,338,895
AT&T Corp.                                                         473,645          9,614,993
BCE, Inc.                                                        4,500,000        100,620,000
BellSouth Corp.                                                    457,572         12,949,288
Cincinnati Bell Inc.(1)                                            169,013            853,516
Citizens Communications Co.(1)                                      14,252            177,010
Deutsche Telekom AG(1)                                           1,956,790         35,476,603
PTEK Holdings, Inc.(1)                                              28,000            246,680
Qwest Communications International, Inc.(1)                         59,924            258,872
RSL Communications Ltd.(1)                                         247,161              2,472
SBC Communications, Inc.                                         1,493,660         38,939,716
Sprint Corp. - FON Group                                           167,078          2,743,421
Talk America Holdings, Inc.(1)                                      42,372            488,125
Telefonos de Mexico ADR                                          3,000,000         99,090,000
Verizon Communications                                             954,938         33,499,225
WorldCom, Inc.(1)                                                   98,634              1,302
WorldCom, Inc. - MCI Group(1)                                       42,805              2,097
---------------------------------------------------------------------------------------------
                                                                             $    404,302,215
---------------------------------------------------------------------------------------------

ELECTRIC UTILITIES -- 0.2%

Ameren Corp.                                                         5,000   $        230,000
American Electric Power, Inc.                                          960             29,290
Dominion Resources, Inc.                                            10,464            667,917
Exelon Corp.                                                       500,000         33,180,000
PG&E Corp.(1)                                                       47,705          1,324,768
TECO Energy, Inc.                                                   35,511   $        511,714
TXU Corp.                                                          250,196          5,934,649
Wisconsin Energy Corp.                                               9,576            320,317
---------------------------------------------------------------------------------------------
                                                                             $     42,198,655
---------------------------------------------------------------------------------------------

ELECTRICAL EQUIPMENT -- 0.6%

American Power Conversion Corp.                                     36,671   $        896,606
Baldor Electric Co.                                                149,060          3,406,021
Emerson Electric Co.                                             1,309,555         84,793,686
Rockwell International Corp.                                       179,520          6,390,912
Thomas & Betts Corp.                                               114,600          2,623,194
---------------------------------------------------------------------------------------------
                                                                             $     98,110,419
---------------------------------------------------------------------------------------------

ELECTRONIC EQUIPMENT AND INSTRUMENTS -- 0.9%

Agilent Technologies, Inc.(1)                                      599,247   $     17,521,982
Arrow Electronics, Inc.(1)                                           8,750            202,475
Flextronics International Ltd.(1)                                  282,653          4,194,571
Jabil Circuit, Inc.(1)                                           2,127,971         60,221,579
Molex, Inc., Class A                                               112,582          3,305,408
National Instruments Corp.                                         490,458         22,301,125
PerkinElmer, Inc.                                                  300,081          5,122,383
Plexus Corp.(1)                                                    209,946          3,604,773
Roper Industries, Inc.                                              23,122          1,138,990
Sanmina Corp.(1)                                                 1,164,972         14,690,297
Solectron Corporation(1)                                         1,818,848         10,749,392
Waters Corp.(1)                                                    165,841          5,499,288
X-Rite Incorporated                                                361,707          4,094,523
---------------------------------------------------------------------------------------------
                                                                             $    152,646,786
---------------------------------------------------------------------------------------------

ENERGY EQUIPMENT AND SERVICES -- 0.5%

Baker Hughes, Inc.                                                 520,182   $     16,729,053
Core Laboratories N.V.(1)                                          109,787          1,832,345
Grant Prideco, Inc.(1)                                             124,234          1,617,527
Halliburton Company                                                481,502         12,519,052
National-Oilwell, Inc.(1)                                          686,929         15,359,732
Schlumberger Ltd.                                                  484,178         26,494,220
Smith International, Inc.(1)                                       140,000          5,812,800
Transocean Sedco Forex, Inc.(1)                                      6,315            151,623
---------------------------------------------------------------------------------------------
                                                                             $     80,516,352
---------------------------------------------------------------------------------------------

FOOD AND STAPLES RETAILING -- 2.3%

Albertson's, Inc.                                                1,172,238   $     26,551,191

                      See notes to financial statements.

SECURITY                                                       SHARES        VALUE
---------------------------------------------------------------------------------------------
FOOD AND STAPLES RETAILING (CONTINUED)

Casey's General Stores, Inc.                                        91,201   $      1,610,610
Costco Wholesale Corp.(1)                                        1,220,435         45,375,773
CVS Corp.                                                          177,839          6,423,545
Kroger Co. (The)(1)                                              1,201,784         22,245,022
Safeway, Inc.(1)                                                 1,270,912         27,845,682
Sysco Corp.                                                      1,601,774         59,634,046
Sysco Corp.(2)(3)                                                   32,036          1,190,911
Walgreen Co.                                                       665,292         24,203,323
Wal-Mart Stores, Inc.                                            3,674,877        194,952,225
Winn-Dixie Stores, Inc.                                            225,735          2,246,063
---------------------------------------------------------------------------------------------
                                                                             $    412,278,391
---------------------------------------------------------------------------------------------

FOOD PRODUCTS -- 2.3%

Archer-Daniels-Midland Co.                                         316,652   $      4,819,443
Campbell Soup Co.                                                1,243,047         33,313,660
Conagra Inc.                                                     1,638,964         43,252,260
Dean Foods Co.(1)                                                  504,216         16,573,580
Del Monte Foods, Co.(1)                                            103,109          1,072,334
General Mills, Inc.                                                286,539         12,980,217
Heinz (H.J.) Co.                                                   298,859         10,887,433
Hershey Foods Corp.                                                244,744         18,842,841
JM Smucker Co.                                                      19,265            872,512
Kellogg Co.                                                         69,795          2,657,794
Kraft Foods, Inc.                                                      165              5,316
McCormick & Co., Inc.                                              219,798          6,615,920
Nestle SA                                                          200,000         49,969,679
Riviana Foods, Inc.                                                250,000          6,847,500
Sara Lee Corp.                                                   2,601,502         56,478,608
Smithfield Foods, Inc.(1)                                        4,207,530         87,095,871
Tyson Foods, Inc.                                                  315,272          4,174,201
Wrigley (Wm.) Jr. Company Class A                                  933,873         52,493,001
---------------------------------------------------------------------------------------------
                                                                             $    408,952,170
---------------------------------------------------------------------------------------------

GAS UTILITIES -- 0.6%

Kinder Morgan, Inc.                                              1,781,672   $    105,296,815
---------------------------------------------------------------------------------------------
                                                                             $    105,296,815
---------------------------------------------------------------------------------------------

HEALTH CARE EQUIPMENT AND SUPPLIES -- 1.4%

Advanced Medical Optics(1)                                           3,744   $         73,570
Bausch & Lomb, Inc.                                                 29,250          1,518,075
Baxter International, Inc.                                         201,413          6,147,125
Becton & Dickinson and Co.                                          64,173   $      2,640,077
Biomet, Inc.                                                       411,340         14,976,889
Boston Scientific Corporation(1)                                 1,083,970         39,846,737
Dentsply International, Inc.                                        11,325            511,550
Edwards Lifesciences Corp.(1)                                       15,420            463,834
Guidant Corp.                                                       54,692          3,292,458
Hillenbrand Industries, Inc.                                       638,072         39,598,748
Lumenis Ltd.(1)                                                    100,000            135,000
Medtronic, Inc.                                                  2,259,696        109,843,823
Millipore Corporation(1)                                            70,000          3,013,500
St. Jude Medical, Inc.(1)                                           10,014            614,359
Steris Corp.(1)                                                     19,538            441,559
VISX, Inc.(1)                                                       50,000          1,157,500
Zimmer Holdings, Inc.(1)                                           251,155         17,681,312
---------------------------------------------------------------------------------------------
                                                                             $    241,956,116
---------------------------------------------------------------------------------------------

HEALTH CARE PROVIDERS AND SERVICES -- 2.0%

AmerisourceBergen Corp.                                            104,493   $      5,867,282
Andrx Group(1)                                                     393,772          9,466,279
Beverly Enterprises, Inc.(1)                                       357,143          3,067,858
Cardinal Health, Inc.                                            1,837,836        112,402,050
Cigna Corp.                                                         11,836            680,570
Express Scripts, Inc.(1)                                            14,002            930,153
HCA Inc.                                                           253,450         10,888,212
Health Management Associates, Inc., Class A                      1,036,833         24,883,992
IDX Systems Corp.(1)                                                60,000          1,609,200
IMS Health, Inc.                                                   280,530          6,973,976
McKesson HBOC, Inc.                                                101,169          3,253,595
Medco Health Solutions, Inc.(1)                                    131,480          4,469,005
Parexel International Corp.(1)                                      35,000            569,100
Quest Diagnostics, Inc.                                              8,750            639,712
Renal Care Group, Inc.(1)                                          371,007         15,285,488
Schein (Henry), Corp.(1)                                         1,272,548         85,998,794
Service Corp. International(1)                                     142,389            767,477
Stewart Enterprises, Inc.(1)                                       114,000            647,520
Sunrise Assisted Living, Inc.(1)                                   144,000          5,578,560
Tenet Healthcare Corp.(1)                                            3,961             63,574
UnitedHealth Group, Inc.                                           184,976         10,761,904
Ventiv Health, Inc.(1)                                             160,833          1,471,622
Wellpoint Health Networks(1)                                       404,000         39,183,960
---------------------------------------------------------------------------------------------
                                                                             $    345,459,883
---------------------------------------------------------------------------------------------

                      See notes to financial statements.

SECURITY                                                       SHARES        VALUE
---------------------------------------------------------------------------------------------
HOTELS, RESTAURANTS AND LEISURE -- 1.6%

Brinker International, Inc.(1)                                     459,469   $     15,235,992
Carnival Corporation                                               559,353         22,223,095
CBRL Group, Inc.                                                    62,047          2,373,918
Darden Restaurants Inc.                                            184,714          3,886,383
Evans (Bob) Farms, Inc.                                             51,662          1,676,949
Gaylord Entertainment Co.(1)                                       428,482         12,790,188
International Game Technology                                      400,000         14,280,000
International Speedway Corporation                                 118,344          5,285,243
Jack in the Box, Inc.(1)                                           500,000         10,680,000
Lone Star Steakhouse & Saloon, Inc.                                145,981          3,383,840
Marriott International, Inc.                                       332,298         15,352,168
McDonald's Corp.                                                 1,176,299         29,207,504
MGM Grand, Inc.(1)                                                  94,445          3,552,076
Navigant International, Inc.(1)                                     44,278            613,250
Outback Steakhouse, Inc.                                         1,641,207         72,557,761
Papa John's International, Inc.(1)                                 199,488          6,658,909
Royal Caribbean Cruises Ltd.                                       500,000         17,395,000
Sonic Corp.(1)                                                     106,510          3,261,336
Starbucks Corp.(1)                                               1,255,994         41,523,162
Yum! Brands, Inc.(1)                                               241,659          8,313,070
---------------------------------------------------------------------------------------------
                                                                             $    290,249,844
---------------------------------------------------------------------------------------------

HOUSEHOLD DURABLES -- 0.5%

Blyth Industries, Inc.                                             742,373   $     23,919,258
Department 56, Inc.(1)                                             255,162          3,342,622
Fortune Brands Inc.                                                142,143         10,161,803
Helen of Troy Ltd.(1)                                               20,000            463,000
Interface, Inc. Class A(1)                                          75,467            417,333
Leggett & Platt, Inc.                                            1,581,019         34,197,441
Maytag Corp.                                                        27,073            753,983
Newell Rubbermaid, Inc.                                            438,432          9,983,097
Snap-On, Inc.                                                       51,429          1,658,071
---------------------------------------------------------------------------------------------
                                                                             $     84,896,608
---------------------------------------------------------------------------------------------

HOUSEHOLD PRODUCTS -- 1.8%

Clorox Co. (The)                                                    53,688   $      2,607,089
Colgate-Palmolive Co.                                              676,711         33,869,386
Energizer Holdings(1)                                              168,981          6,346,926
Kimberly-Clark Corp.                                             1,535,512         90,733,404
Procter & Gamble Co.                                             1,877,616        187,536,286
---------------------------------------------------------------------------------------------
                                                                             $    321,093,091
---------------------------------------------------------------------------------------------

INDUSTRIAL CONGLOMERATES -- 1.9%

3M Co.                                                             564,132   $     47,968,144
General Electric Co.                                             8,283,871        256,634,324
Teleflex, Inc.                                                      47,559          2,298,526
Tyco International Ltd.                                          1,176,566         31,178,999
---------------------------------------------------------------------------------------------
                                                                             $    338,079,993
---------------------------------------------------------------------------------------------

INSURANCE -- 6.3%

21st Century Insurance Group                                        70,700   $        972,125
Aegon N.V. ADR                                                   5,311,829         78,615,069
AFLAC Corp.                                                      2,092,063         75,690,839
Allstate Corp. (The)                                               188,362          8,103,333
American International Group, Inc.                               5,434,795        360,218,213
AON Corp.                                                          826,887         19,795,675
Berkshire Hathaway, Inc., Class A(1)                                   393         33,110,250
Berkshire Hathaway, Inc., Class B(1)                                40,126        112,954,690
Chubb Corporation                                                    3,901            265,658
Commerce Group, Inc.                                               120,000          4,740,000
Delphi Financial Group Inc.                                          9,672            348,192
Gallagher (Arthur J.) and Co.                                      991,627         32,217,961
Hartford Financial Services Group, Inc.                             11,800            696,554
Jefferson-Pilot Corp.                                              211,013         10,687,808
Kansas City Life Insurance Co.                                      70,800          3,270,960
Lincoln National Corp.                                              52,903          2,135,694
Manulife Financial Corp.                                            74,958          2,421,143
Marsh & McLennan Cos., Inc.                                      1,830,750         87,674,617
MetLife, Inc.                                                    1,969,700         66,319,799
Old Republic International Corp.                                   195,360          4,954,330
Progressive Corp.                                                1,855,100        155,067,809
Safeco Corp.                                                       177,122          6,895,359
St. Paul Companies, Inc. (The)                                     325,275         12,897,154
Torchmark Corp.                                                    440,119         20,043,019
Travelers Property Casualty - Class A                              196,364          3,294,988
Travelers Property Casualty - Class B                              403,442          6,846,411
UICI(1)                                                             43,597            578,968
UnumProvident Corp.                                                 53,710            847,007
XL Capital Ltd., Class A                                            79,232          6,144,442
---------------------------------------------------------------------------------------------
                                                                             $  1,117,808,067
---------------------------------------------------------------------------------------------

INTEGRATED TELECOMMUNICATION SERVICES -- 0.0%

McLeodUSA(1)                                                        35,538   $         52,596
---------------------------------------------------------------------------------------------
                                                                             $         52,596
---------------------------------------------------------------------------------------------

                      See notes to financial statements.

SECURITY                                                       SHARES        VALUE
---------------------------------------------------------------------------------------------
INTERNET AND CATALOG RETAIL -- 0.4%

eBay, Inc(1)(2)(3)                                                 200,000   $     12,909,926
eBay, Inc.(1)                                                       89,632          5,789,331
eBay, Inc.(1)(2)(3)                                                318,000         20,534,485
InterActiveCorp.(1)                                                806,192         27,354,095
School Specialty Corp.(1)                                           49,197          1,673,190
---------------------------------------------------------------------------------------------
                                                                             $     68,261,027
---------------------------------------------------------------------------------------------

INTERNET SOFTWARE AND SERVICES -- 0.0%

Retek, Inc.(1)                                                     150,348   $      1,395,229
---------------------------------------------------------------------------------------------
                                                                             $      1,395,229
---------------------------------------------------------------------------------------------

IT SERVICES -- 3.1%

Accenture Ltd.(1)                                                3,638,000   $     95,752,160
Acxiom Corp.(1)                                                    647,804         12,029,720
Affiliated Computer Services(1)                                    200,654         10,927,617
Automatic Data Processing, Inc.                                  2,223,695         88,080,559
BISYS Group, Inc. (The)(1)                                         280,492          4,173,721
Ceridian Corp.(1)                                                  166,750          3,491,745
Certegy, Inc.                                                       42,862          1,405,874
Computer Sciences Corp.(1)                                         388,302         17,174,597
Concord EFS, Inc.(1)                                               267,810          3,974,300
CSG Systems International, Inc.(1)                                  41,116            513,539
DST Systems, Inc.(1)                                               391,034         16,329,580
eFunds Corp.(1)                                                     17,645            306,141
Electronic Data Systems Corp.                                      157,712          3,870,252
First Data Corp.                                                 4,920,602        202,187,536
Gartner Group, Inc., Class A(1)                                      4,811             54,412
Gartner Group, Inc., Class B(1)                                     92,416          1,005,486
Keane, Inc.(1)                                                      52,404            767,195
Paychex, Inc.                                                    1,379,399         51,313,643
Perot Systems Corp.(1)                                             726,775          9,796,927
Safeguard Scientifics, Inc.(1)                                      26,579            107,379
SunGard Data Systems, Inc.(1)                                      822,160         22,782,054
---------------------------------------------------------------------------------------------
                                                                             $    546,044,437
---------------------------------------------------------------------------------------------

LEISURE EQUIPMENT AND PRODUCTS -- 0.0%

Eastman Kodak Co.                                                  150,547   $      3,864,541
Mattel, Inc.                                                         9,739            187,671
---------------------------------------------------------------------------------------------
                                                                             $      4,052,212
---------------------------------------------------------------------------------------------

MACHINERY -- 3.0%

Caterpillar, Inc.                                                   27,255   $      2,262,710
Danaher Corporation                                              2,015,985   $    184,966,624
Deere & Co.                                                      3,450,000        224,422,500
Dionex Corp.(1)                                                    139,750          6,431,295
Donaldson Company, Inc.                                             40,220          2,379,415
Dover Corp.                                                        375,527         14,927,198
Federal Signal Corp.                                               283,471          4,966,412
Illinois Tool Works, Inc.                                          756,502         63,478,083
ITT Industries, Inc.                                                 4,214            312,721
Nordson Corporation                                                163,978          5,662,160
Parker-Hannifin Corporation                                         33,842          2,013,599
Tecumseh Products Co., Class A                                     156,420          7,575,421
Wabtec                                                             232,061          3,954,319
---------------------------------------------------------------------------------------------
                                                                             $    523,352,457
---------------------------------------------------------------------------------------------

MEDIA -- 7.0%

ADVO, Inc.                                                         794,552   $     25,234,972
Belo (A.H.) Corp.                                                  542,924         15,386,466
Cablevision Systems Corp.(1)                                       207,410          4,851,320
Catalina Marketing Corp.(1)                                         89,203          1,798,332
Clear Channel Communications, Inc.                                 424,444         19,876,713
Comcast Corp. Class A(1)                                         4,466,124        146,801,496
Comcast Corp. Class A Special(1)                                 2,280,622         71,337,856
Cox Communications, Inc., Class A(1)                             1,265,627         43,600,850
Disney (Walt) Company                                            6,250,933        145,834,267
EchoStar Communications, Class A(1)                                 35,150          1,195,100
Entercom Communications Corp.(1)                                   220,000         11,651,200
Gannett Co., Inc.                                                1,447,727        129,079,339
Havas Advertising, S.A. ADR                                      3,142,938         18,417,617
Hughes Electronics Corp.(1)                                             24                397
Interpublic Group of Companies., Inc.(1)                         1,520,905         23,726,118
KnightRidder, Inc.                                                  18,123          1,402,177
Lamar Advertising Co.(1)                                           243,271          9,078,874
Liberty Media Corp. Class A(1)                                     965,499         11,479,783
Liberty Media Corp. Class B(1)                                      32,876            453,689
MacClatchy Co. (The)                                                48,066          3,306,941
McGraw-Hill Companies, Inc. (The)                                  246,964         17,267,723
Meredith Corp.                                                     190,000          9,273,900
New York Times Co. (The), Class A                                  282,204         13,486,529
News Corporation Ltd.                                               93,967          2,842,502
Omnicom Group, Inc.                                              2,334,382        203,861,580
Proquest Company(1)                                                115,000          3,386,750
Publicis Groupe SA                                                 367,533         11,914,205
Reuters Holdings plc ADR                                             1,431             36,319

                      See notes to financial statements.

SECURITY                                                       SHARES        VALUE
---------------------------------------------------------------------------------------------
MEDIA (CONTINUED)

Scripps (The E.W) Company                                           25,533   $      2,403,677
Time Warner Inc.(1)                                              3,754,241         67,538,796
Tribune Co.                                                      1,501,683         77,486,843
Univision Communications, Inc.(1)                                  917,233         36,404,978
Viacom, Inc., Class A                                               29,774          1,318,095
Viacom, Inc., Class B                                            1,383,821         61,413,976
Vivendi Universal S.A. ADR(1)                                      490,725         11,914,803
Washington Post Co. (The)                                           14,970         11,847,258
Westwood One, Inc.(1)                                              122,400          4,187,304
WPP Group plc                                                      139,450          1,369,256
WPP Group plc ADR                                                  209,454         10,294,664
---------------------------------------------------------------------------------------------
                                                                             $  1,232,762,665
---------------------------------------------------------------------------------------------

METALS AND MINING -- 0.2%

Alcoa, Inc.                                                        558,287   $     21,214,906
Allegheny Technologies, Inc.                                        21,408            283,014
Nucor Corp.                                                        221,462         12,401,872
Phelps Dodge Corp.(1)                                               14,862          1,130,850
Steel Dynamics, Inc.(1)                                            311,800          7,324,182
Worthington Industries, Inc.                                       147,466          2,658,812
---------------------------------------------------------------------------------------------
                                                                             $     45,013,636
---------------------------------------------------------------------------------------------

MULTILINE RETAIL -- 1.8%

99 Cents Only Stores(1)                                          1,142,232   $     31,102,977
Dollar General Corp.                                               101,456          2,129,561
Dollar Tree Stores, Inc.(1)                                        813,306         24,447,978
Family Dollar Stores, Inc.                                       2,618,411         93,948,587
Kohls Corp.(1)                                                          55              2,472
May Department Stores Co. (The)                                    632,760         18,394,333
Nordstrom, Inc.                                                     65,692          2,253,236
Penney (J.C.) Company, Inc.                                        529,169         13,906,561
Sears, Roebuck & Co.                                                16,950            771,055
Target Corp.                                                     3,576,019        137,319,130
---------------------------------------------------------------------------------------------
                                                                             $    324,275,890
---------------------------------------------------------------------------------------------

MULTI-UTILITIES AND UNREGULATED POWER -- 0.1%

AES Corporation(1)                                                  49,542   $        467,676
Duke Energy Corp.                                                  419,154          8,571,699
Dynegy, Inc.(1)                                                     63,525            271,887
El Paso Corp.                                                      175,909          1,440,695
National Fuel Gas Co.                                                4,000             97,760
Williams Companies. Inc. (The)                                     222,833   $      2,188,220
---------------------------------------------------------------------------------------------
                                                                             $     13,037,937
---------------------------------------------------------------------------------------------

OFFICE ELECTRONICS -- 0.0%

Ikon Office Solutions, Inc.                                         83,040   $        984,854
Xerox Corp.(1)                                                      20,000            276,000
Zebra Technologies Corp., Class A(1)                                 9,000            597,330
---------------------------------------------------------------------------------------------
                                                                             $      1,858,184
---------------------------------------------------------------------------------------------

OIL AND GAS -- 5.9%

Amerada Hess Corp.                                                  18,947   $      1,007,412
Anadarko Petroleum Corp.                                         2,557,003        130,432,723
Apache Corporation                                               1,035,690         83,994,459
Ashland, Inc.                                                       85,716          3,776,647
BP plc ADR                                                       5,056,838        249,554,955
Burlington Resources, Inc.                                       2,130,802        118,003,815
ChevronTexaco Corporation                                          123,875         10,701,561
ConocoPhillips                                                   1,790,067        117,374,693
Devon Energy Corp.                                                 507,678         29,069,642
Exxon Mobil Corp.                                                5,811,941        238,289,581
Kerr - McGee Corp.                                                 267,327         12,428,032
Marathon Oil Corp.                                                   1,450             47,980
Murphy Oil Corporation                                              13,200            862,092
Newfield Exploration Company(1)                                     60,000          2,672,400
Royal Dutch Petroleum Co.                                           96,661          5,064,070
Total Fina Elf SA ADR                                              400,000         37,004,000
Valero Energy Corp.                                                 51,510          2,386,973
---------------------------------------------------------------------------------------------
                                                                             $  1,042,671,035
---------------------------------------------------------------------------------------------

PAPER AND FOREST PRODUCTS -- 0.2%

Georgia-Pacific Corp.                                              647,002   $     19,843,551
International Paper Co.                                            232,175         10,009,064
Louisiana-Pacific Corp.(1)                                          70,750          1,265,010
MeadWestvaco Corp.                                                  84,358          2,509,651
Weyerhaeuser Co.                                                   119,608          7,654,912
---------------------------------------------------------------------------------------------
                                                                             $     41,282,188
---------------------------------------------------------------------------------------------

PERSONAL PRODUCTS -- 1.4%

Avon Products, Inc.                                                186,700   $     12,600,383
Gillette Company                                                 3,929,412        144,327,303
Lauder (Estee) Companies, Inc.                                   2,092,312         82,144,169
---------------------------------------------------------------------------------------------
                                                                             $    239,071,855
---------------------------------------------------------------------------------------------

                      See notes to financial statements.

SECURITY                                                       SHARES        VALUE
---------------------------------------------------------------------------------------------
PHARMACEUTICALS -- 7.0%

Abbott Laboratories                                              2,482,012   $    115,661,759
Allergan, Inc.                                                      38,840          2,983,300
Bristol-Myers Squibb Company                                     3,201,708         91,568,849
Elan Corp., PLC ADR(1)                                              31,838            219,364
Forest Laboratories, Inc.(1)                                       656,800         40,590,240
GlaxoSmithKline plc                                                433,759         20,221,845
Johnson & Johnson                                                2,917,570        150,721,666
King Pharmaceuticals, Inc.(1)                                    1,481,117         22,601,845
Lilly (Eli) & Co.                                                3,173,638        223,201,961
Merck & Co., Inc.                                                1,611,471         74,449,960
Mylan Laboratories, Inc.                                            27,992            707,078
Novo Nordisk ADR                                                   292,277         11,971,666
Pfizer, Inc.                                                     7,799,066        275,541,002
Schering AG ADR                                                     25,000          1,277,500
Schering-Plough Corp.                                            2,478,438         43,100,037
Sepracor, Inc.(1)                                                    4,000             95,720
Teva Pharmaceutical Industries Ltd. ADR                          1,200,000         68,052,000
Watson Pharmaceuticals, Inc.(1)                                    951,175         43,754,050
Wyeth Corp.                                                        974,196         41,354,620
---------------------------------------------------------------------------------------------
                                                                             $  1,228,074,462
---------------------------------------------------------------------------------------------

REAL ESTATE -- 0.2%

AvalonBay Communities, Inc.                                         55,000   $      2,629,000
Catellus Development Corp.                                         441,282         10,643,722
Jones Lang Lasalle, Inc.(1)                                        154,567          3,204,174
Plum Creek Timber Co., Inc.                                        198,791          6,053,186
Trammell Crow Co.(1)                                               804,200         10,655,650
---------------------------------------------------------------------------------------------
                                                                             $     33,185,732
---------------------------------------------------------------------------------------------

ROAD AND RAIL -- 0.2%

ANC Rental Corporation(1)                                          459,525   $             46
Burlington Northern Santa Fe Corp.                                 203,594          6,586,266
CSX Corporation                                                     38,134          1,370,536
Florida East Coast Industries, Inc.                                121,978          4,037,472
Heartland Express, Inc.                                            435,436         10,533,197
Kansas City Southern Industries, Inc.(1)                            15,215            217,879
Norfolk Southern Corp.                                               3,990             94,364
Union Pacific Corp.                                                 92,772          6,445,799
---------------------------------------------------------------------------------------------
                                                                             $     29,285,559
---------------------------------------------------------------------------------------------

SEMICONDUCTORS AND SEMICONDUCTOR
EQUIPMENT -- 2.6%

Agere Systems, Inc.(1)                                               6,495   $         19,810
Agere Systems, Inc., Class B(1)                                    159,398            462,254
Altera Corp.(1)                                                     66,116          1,500,833
Analog Devices, Inc.(1)                                            555,525         25,359,716
Applied Materials, Inc.(1)                                         418,392          9,392,900
Applied Materials, Inc.(1)(2)(3)                                   543,250         12,183,767
Broadcom Corp.(1)                                                  234,000          7,977,060
Conexant Systems, Inc.(1)                                          134,174            666,845
Cypress Semiconductor Corporation(1)                               152,742          3,262,569
Intel Corp.                                                      9,103,378        293,128,772
KLA-Tencor Corp.(1)                                                108,382          6,358,772
KLA-Tencor Corp.(1)(2)(3)                                           50,000          2,929,100
Linear Technologies Corp.                                           87,760          3,692,063
LSI Logic Corporation(1)                                           132,810          1,178,025
Maxim Integrated Products Co.                                      274,351         13,662,680
Mindspeed Technologies Inc.(1)                                      44,724            306,359
Skyworks Solutions, Inc.(1)                                         98,685            858,560
Taiwan Semiconductor ADR(1)                                      1,000,000         10,240,000
Teradyne, Inc.(1)                                                   27,996            712,498
Texas Instruments, Inc.                                          1,970,330         57,888,295
Xilinx, Inc.(1)                                                     68,518          2,654,387
---------------------------------------------------------------------------------------------
                                                                             $    454,435,265
---------------------------------------------------------------------------------------------

SOFTWARE -- 2.5%

Adobe Systems, Inc.                                                261,994   $     10,296,364
BMC Software, Inc.(1)                                               27,000            503,550
Cadence Design Systems, Inc.(1)                                    900,000         16,182,000
Cognos, Inc.(1)                                                     77,000          2,357,740
Computer Associates International, Inc.                             33,070            904,134
Compuware Corp.(1)                                                 150,944            911,702
Fair, Isaac and Co., Inc.                                          707,571         34,784,190
Henry (Jack) & Associates                                          201,006          4,136,703
I2 Technologies, Inc.(1)                                           233,752            388,028
Intuit, Inc.(1)                                                  1,108,389         58,644,862
Microsoft Corp.                                                  9,489,802        261,349,147
Oracle Corp.(1)                                                    737,178          9,730,750
PalmSource, Inc.(1)                                                 20,208            440,332
Parametric Technology Corp.(1)                                      94,600            372,724
PeopleSoft, Inc.(1)                                                300,680          6,855,504
Reynolds & Reynolds, Co.                                           451,043         13,102,799
Siebel Systems, Inc.(1)                                            816,061         11,318,766
Symantec Corporation(1)                                             30,450          1,055,093

                      See notes to financial statements.

SECURITY                                                       SHARES        VALUE
---------------------------------------------------------------------------------------------
SOFTWARE (CONTINUED)

VERITAS Software Corp.(1)                                           43,942   $      1,632,885
Wind River Systems, Inc.(1)                                         91,910            805,132
---------------------------------------------------------------------------------------------
                                                                             $    435,772,405
---------------------------------------------------------------------------------------------

SPECIALTY RETAIL -- 2.2%

Abercrombie & Fitch Co.(1)                                          14,915   $        368,550
AutoNation, Inc.(1)                                              3,744,851         68,792,913
Best Buy Co., Inc.                                                 313,610         16,382,986
Boise Cascade Corporation                                            2,192             72,029
Burlington Coat Factory Warehouse Corp.                            609,010         12,886,652
Carmax, Inc.(1)                                                     67,797          2,096,961
Circuit City Stores, Inc.                                          216,000          2,188,080
Gap, Inc. (The)                                                    541,012         12,556,889
Home Depot, Inc. (The)                                           3,469,933        123,147,922
Limited Brands, Inc.                                               813,017         14,658,697
Lowe's Companies                                                   963,356         53,360,289
Office Depot, Inc.(1)                                              238,664          3,988,075
Payless Shoesource, Inc.(1)                                         23,100            309,540
Pep Boys - Manny, Moe & Jack (The)                                  83,415          1,907,701
Pier 1 Imports, Inc.                                                44,982            983,307
RadioShack Corp.                                                   677,904         20,798,095
Sherwin-Williams Co. (The)                                          80,569          2,798,967
Staples, Inc.(1)                                                    92,500          2,525,250
Tiffany & Co.                                                       88,000          3,977,600
TJX Companies, Inc. (The)                                        2,016,834         44,471,190
Too, Inc.(1)                                                        38,284            646,234
---------------------------------------------------------------------------------------------
                                                                             $    388,917,927
---------------------------------------------------------------------------------------------

TEXTILES, APPAREL AND LUXURY GOODS -- 0.5%

Coach, Inc.(1)                                                     365,720   $     13,805,930
Nike Inc., Class B                                               1,079,222         73,883,538
Unifi, Inc.(1)                                                      42,921            276,840
---------------------------------------------------------------------------------------------
                                                                             $     87,966,308
---------------------------------------------------------------------------------------------

THRIFTS AND MORTGAGE FINANCE -- 0.8%

Countrywide Financial Corp.                                        133,333   $     10,113,308
Fannie Mae                                                         406,147         30,485,394
Freddie Mac                                                        135,586          7,907,376
Golden West Financial Corporation                                   21,845          2,254,186
GreenPoint Financial Corp.                                       1,081,474         38,197,662
MGIC Investment Corp.                                               85,000          4,839,900
Radian Group, Inc.                                                  30,800          1,501,500
Sovereign Bancorporation, Inc.                                      23,766   $        564,443
Washington Mutual, Inc.                                          1,204,074         48,307,449
---------------------------------------------------------------------------------------------
                                                                             $    144,171,218
---------------------------------------------------------------------------------------------

TOBACCO -- 0.2%

Altria Group Inc.                                                  593,732   $     32,310,895
UST, Inc.                                                              439             15,668
---------------------------------------------------------------------------------------------
                                                                             $     32,326,563
---------------------------------------------------------------------------------------------

WIRELESS TELECOMMUNICATION SERVICES -- 0.1%

AT&T Wireless Services, Inc.(1)                                  1,321,244   $     10,556,740
Nextel Communications, Inc., Class A(1)                             73,122          2,051,803
Sprint Corp. - PCS Group(1)                                         19,754            111,017
Telephone and Data Systems, Inc.                                    70,844          4,431,292
Vodafone Group plc ADR                                             116,617          2,920,090
---------------------------------------------------------------------------------------------
                                                                             $     20,070,942
---------------------------------------------------------------------------------------------
TOTAL COMMON STOCKS
   (IDENTIFIED COST $14,558,336,419)                                         $ 17,461,971,848
---------------------------------------------------------------------------------------------

CONVERTIBLE PREFERRED STOCKS -- 0.0%

MULTI-UTILITIES AND UNREGULATED POWER -- 0.0%

Enron Corp.(1)(2)                                                   11,050   $          8,448
---------------------------------------------------------------------------------------------
                                                                             $          8,448
---------------------------------------------------------------------------------------------
TOTAL CONVERTIBLE PREFERRED STOCKS
   (IDENTIFIED COST $4,500,777)                                              $          8,448
---------------------------------------------------------------------------------------------

PREFERRED STOCKS -- 0.0%

COMMERCIAL BANKS -- 0.0%

Wachovia Corp. (Dividend Equalization Preferred
   Shares)(1)                                                      166,518   $            832
---------------------------------------------------------------------------------------------
                                                                             $            832
---------------------------------------------------------------------------------------------
TOTAL PREFERRED STOCKS
   (IDENTIFIED COST $39,407)                                                 $            832
---------------------------------------------------------------------------------------------

RIGHTS -- 0.0%

BANKS -- 0.0%

Bank United Corp. (Litigation Contingent Payment
   Rights)(1)                                                      102,072   $         12,249
---------------------------------------------------------------------------------------------
                                                                             $         12,249
---------------------------------------------------------------------------------------------

                      See notes to financial statements.

SECURITY                                                       SHARES        VALUE
---------------------------------------------------------------------------------------------
COMPUTERS AND BUSINESS EQUIPMENT -- 0.0%

Seagate Technology, Inc. (Tax Refund Rights)(1)(2)                 197,392   $              0
---------------------------------------------------------------------------------------------
                                                                             $              0
---------------------------------------------------------------------------------------------

INTEGRATED TELECOMMUNICATION SERVICES -- 0.0%

McLeodUSA (Escrow Rights)(1)(2)                                  1,592,200   $              0
---------------------------------------------------------------------------------------------
                                                                             $              0
---------------------------------------------------------------------------------------------
TOTAL RIGHTS
   (IDENTIFIED COST $50,596)                                                 $         12,249
---------------------------------------------------------------------------------------------

SHORT-TERM INVESTMENTS -- 0.3%

                                                          PRINCIPAL
                                                          AMOUNT
SECURITY                                                  (000'S OMITTED)    VALUE
---------------------------------------------------------------------------------------------
Investors Bank & Trust Company -
Time Deposit, 1.01%, 1/2/04                               $         47,415   $     47,415,330
---------------------------------------------------------------------------------------------
TOTAL SHORT-TERM INVESTMENTS
   (AT AMORTIZED COST, $47,415,330)                                          $     47,415,330
---------------------------------------------------------------------------------------------

COMMERCIAL PAPER -- 0.4%

Old Line Funding Corp., 1.09%, 1/9/04                     $         25,000   $     24,993,944
Transamerica Finance Corp., 1.07%, 1/9/04                           50,000         49,988,111
---------------------------------------------------------------------------------------------
TOTAL COMMERCIAL PAPER
   (AT AMORTIZED COST, $74,982,055)                                          $     74,982,055
---------------------------------------------------------------------------------------------

TOTAL INVESTMENTS -- 99.9%
   (IDENTIFIED COST $14,685,324,584)                                         $ 17,584,390,762
---------------------------------------------------------------------------------------------

OTHER ASSETS, LESS LIABILITIES -- 0.1%                                       $     25,198,243
---------------------------------------------------------------------------------------------

NET ASSETS -- 100.0%                                                         $ 17,609,589,005
---------------------------------------------------------------------------------------------

ADR - American Depositary Receipt
(1) Non-income producing security.

(2) Security valued at fair value using methods determined in good faith by or at the direction of the Trustees.

(3) Security restricted from resale for a period not exceeding two years. At December 31, 2003, the value of these securities totaled $49,748,189 or 0.3% of net assets.

                      See notes to financial statements.

TAX-MANAGED GROWTH PORTFOLIO as of December 31, 2003
FINANCIAL STATEMENTS

STATEMENT OF ASSETS AND LIABILITIES

AS OF DECEMBER 31, 2003

ASSETS

Investments, at value
   (identified cost, $14,685,324,584)                          $  17,584,390,762
Cash                                                                       5,669
Receivable for investments sold                                        2,552,453
Dividends and interest receivable                                     22,326,200
Tax reclaim receivable                                                   578,423
--------------------------------------------------------------------------------
TOTAL ASSETS                                                   $  17,609,853,507
--------------------------------------------------------------------------------

LIABILITIES

Payable to affiliate for Trustees' fees                        $           8,252
Accrued expenses                                                         256,250
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                              $         264,502
--------------------------------------------------------------------------------
NET ASSETS APPLICABLE TO INVESTORS' INTEREST IN PORTFOLIO      $  17,609,589,005

SOURCES OF NET ASSETS

Net proceeds from capital contributions and withdrawals        $  14,710,453,882
Net unrealized appreciation (computed on the basis of
   identified cost)                                                2,899,135,123
--------------------------------------------------------------------------------
TOTAL                                                          $  17,609,589,005
--------------------------------------------------------------------------------

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003

INVESTMENT INCOME

Dividends (net of foreign taxes, $2,599,762)                   $     229,304,460
Interest                                                               3,621,452
--------------------------------------------------------------------------------
TOTAL INVESTMENT INCOME                                        $     232,925,912
--------------------------------------------------------------------------------

EXPENSES

Investment adviser fee                                         $      67,584,543
Trustees' fees and expenses                                               30,403
Custodian fee                                                          1,909,174
Legal and accounting services                                             85,806
Miscellaneous                                                            270,270
--------------------------------------------------------------------------------
TOTAL EXPENSES                                                 $      69,880,196
--------------------------------------------------------------------------------

NET INVESTMENT INCOME                                          $     163,045,716
--------------------------------------------------------------------------------

REALIZED AND UNREALIZED GAIN (LOSS)

Net realized gain (loss) --
   Investment transactions (identified cost basis)             $      73,809,988
   Securities sold short                                              (2,985,249)
   Foreign currency transactions                                          85,031
--------------------------------------------------------------------------------
NET REALIZED GAIN                                              $      70,909,770
--------------------------------------------------------------------------------
Change in unrealized appreciation (depreciation) --
   Investments (identified cost basis)                         $   3,174,871,573
   Securities sold short                                                (203,701)
   Foreign currency                                                       41,238
--------------------------------------------------------------------------------
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION)           $   3,174,709,110
--------------------------------------------------------------------------------

NET REALIZED AND UNREALIZED GAIN                               $   3,245,618,880
--------------------------------------------------------------------------------

NET INCREASE IN NET ASSETS FROM OPERATIONS                     $   3,408,664,596
--------------------------------------------------------------------------------

                      See notes to financial statements.

STATEMENTS OF CHANGES IN NET ASSETS

INCREASE (DECREASE)                       YEAR ENDED          YEAR ENDED
IN NET ASSETS                             DECEMBER 31, 2003   DECEMBER 31, 2002
-------------------------------------------------------------------------------
From operations --
   Net investment income                  $     163,045,716   $     139,150,041
   Net realized gain (loss)                      70,909,770        (459,996,840)
   Net change in unrealized
      appreciation (depreciation)             3,174,709,110      (3,312,547,564)
-------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN
   NET ASSETS FROM OPERATIONS             $   3,408,664,596   $  (3,633,394,363)
-------------------------------------------------------------------------------
Capital transactions --
   Contributions                          $   1,351,483,956   $   2,786,165,872
   Withdrawals                               (1,722,081,135)     (2,917,114,901)
-------------------------------------------------------------------------------

NET DECREASE IN NET ASSETS
   FROM CAPITAL TRANSACTIONS              $    (370,597,179)  $    (130,949,029)
-------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN NET ASSETS     $   3,038,067,417   $  (3,764,343,392)
-------------------------------------------------------------------------------

NET ASSETS

At beginning of year                      $  14,571,521,588   $  18,335,864,980
-------------------------------------------------------------------------------
AT END OF YEAR                            $  17,609,589,005   $  14,571,521,588
-------------------------------------------------------------------------------

                      See notes to financial statements.

SUPPLEMENTARY DATA

                                                                               YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------------------------------
                                                            2003           2002           2001           2000           1999
---------------------------------------------------------------------------------------------------------------------------------
RATIOS/SUPPLEMENTAL DATA

Ratios (As a percentage of average daily net assets):
   Expenses                                                     0.45%          0.45%          0.45%          0.45%          0.46%
   Net investment income                                        1.05%          0.85%          0.64%          0.67%          0.72%
Portfolio Turnover                                                15%            23%            18%            13%            11%
---------------------------------------------------------------------------------------------------------------------------------
TOTAL RETURN(1)                                                23.88%        (19.52)%        (9.67)%           --             --
---------------------------------------------------------------------------------------------------------------------------------
NET ASSETS, END OF YEAR (000'S OMITTED)                $  17,609,589  $  14,571,522   $ 18,335,865   $ 18,385,069  $  15,114,649
---------------------------------------------------------------------------------------------------------------------------------

(1) Total return is required to be disclosed for fiscal years beginning after December 15, 2000.

                      See notes to financial statements.

TAX-MANAGED GROWTH PORTFOLIO as of December 31, 2003

NOTES TO FINANCIAL STATEMENTS

1   SIGNIFICANT ACCOUNTING POLICIES

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

    A INVESTMENT VALUATIONS -- Marketable securities, including options, that are listed on foreign or U.S. securities exchanges are valued at closing sale prices on the exchange where such securities are principally traded. Marketable securities listed in the NASDAQ National Market System are valued at the NASDAQ official closing price. Unlisted or listed securities for which closing sale prices are not available are generally valued at the mean between the latest bid and asked prices. Futures positions on securities or currencies are generally valued at closing settlement prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost, which approximates fair value. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, will normally be valued on the basis of valuations furnished by a pricing service. Over-the-counter options are normally valued at the mean between the latest bid and asked price. Investments for which valuations or market quotations are unavailable are valued at fair value using methods determined in good faith by or at the direction of the Trustees.

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

    D PUT OPTIONS -- Upon the purchase of a put option by the Portfolio, the premium paid is recorded as an asset in the Statement of Assets and Liabilities, the value of which is marked-to-market daily. When a purchased option expires, the Portfolio will realize a loss in the amount of the premium paid. When the Portfolio enters into a closing sale transaction, the Portfolio will realize a gain or loss depending on whether the sales proceeds from the closing sale transaction are greater or less than the premium paid. When the Portfolio exercises a put option, settlement is made in cash. The risk associated with purchasing options is limited to the premium originally paid.

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

    G INDEMNIFICATIONS -- Under the Portfolio's organizational documents, its officers and Trustees may be indemnified against certain liabilities and expenses arising out of the performance of their duties to the Portfolio. Interestholders in the Portfolio are jointly and severally liable for the liabilities and obligations of the Portfolio in the event that the Portfolio fails to satisfy such liabilities and obligations; provided, however, that, to the extent assets are available in the Portfolio, the Portfolio may, under certain circumstances, indemnify interestholders from and against any claim or liability to which such holder may become subject by reason of being or having been an interestholder in the Portfolio. Additionally, in the normal course of business, the Fund enters into agreements with service providers that may contain indemnification clauses. The Portfolio's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Portfolio that have not yet occurred.

    H OTHER -- Investment transactions are accounted for on a trade-date basis. Dividend income is recorded on the ex-dividend date. However, if the ex-dividend date has passed, certain dividends from foreign securities are recorded as the Portfolio is informed of the ex-dividend date. Interest income is recorded on the accrual basis.

    I USE OF ESTIMATES -- The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

2   INVESTMENT ADVISER FEE AND OTHER TRANSACTIONS WITH AFFILIATES

    The investment adviser fee is earned by Boston Management and Research
    (BMR), a wholly-owned subsidiary of Eaton Vance Management (EVM), as compensation for management and investment advisory services rendered to the Portfolio. Under the advisory agreement, BMR receives a monthly advisory fee in the amount of 0.625% annually of average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the year ended December 31, 2003, the advisory fee was 0.44% of the Portfolio's average daily net assets. Except for Trustees of the Portfolio who are not members of EVM's or BMR's organization, officers and Trustees receive remuneration for their services to the Portfolio out of such investment adviser fee. Trustees of the Portfolio who are not affiliated with the Investment Adviser may elect to defer receipt of all or a percentage of their annual fees in accordance with the terms of the Trustees' Deferred Compensation Plan. For the year ended December 31, 2003, no significant amounts have been deferred.

    Certain officers and Trustees of the Portfolio are officers of the above organizations.

3   INVESTMENT TRANSACTIONS

    For the year ended December 31, 2003, purchases and sales of investments, other than short-term obligations, aggregated $2,315,531,044 and $2,601,576,258, respectively. In addition, investments having an aggregate market value of $701,210,532 at dates of withdrawal were distributed in payment for capital withdrawals. During the year ended December 31, 2003, investors contributed securities with a value of $789,740,742.

4   FEDERAL INCOME TAX BASIS OF UNREALIZED APPRECIATION (DEPRECIATION)

    The cost and unrealized appreciation (depreciation) in value of the investments owned at December 31, 2003 as computed on a federal income tax basis, were as follows:

    AGGREGATE COST                                            $   5,191,822,303
    ----------------------------------------------------------------------------
    Gross unrealized appreciation                             $  12,396,006,523
    Gross unrealized depreciation                                    (3,438,064)
    ----------------------------------------------------------------------------

    NET UNREALIZED APPRECIATION                               $  12,392,568,459
    ----------------------------------------------------------------------------

5   FINANCIAL INSTRUMENTS

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

    The notional or contractual amounts of these instruments represent the investment the Portfolio has in particular classes of financial instruments and does not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these instruments is meaningful only when all related and offsetting transactions are considered. The Portfolio did not have any open obligations under these financial instruments at December 31, 2003.

6   LINE OF CREDIT

    The Portfolio participates with other portfolios and funds managed by BMR and EVM and its affiliates in a $150 million unsecured line of credit agreement with a group of banks. Borrowings will be made by the Portfolio solely to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Interest is charged to each participating portfolio or fund based on its borrowings at an amount above either the Eurodollar rate or Federal Funds rate. In addition, a fee computed at an annual rate of 0.10% on the daily unused portion of the line of credit is allocated among the participating portfolios and funds at the end of each quarter. The Portfolio did not have any significant borrowings or allocated fees during the year ended December 31, 2003.

7   RESTRICTED SECURITIES

    At December 31, 2003, the Portfolio owned the following securities (representing 0.3% of net assets) which were restricted as to public resale and not registered under the Securities Act of 1933. The securities are valued at fair value using methods determined in good faith by or at the direction of the Trustees.

                             DATE OF
    DESCRIPTION              ACQUISITION   SHARES        COST         FAIR VALUE
    -------------------------------------------------------------------------------
    Applied Materials, Inc.     12/17/03   543,250   $  11,575,935   $  12,183,767
    eBay, Inc                    5/13/03   200,000       9,466,769      12,909,926
    eBay, Inc.                   2/19/03   318,000      12,143,667      20,534,485
    KLA-Tencor Corp.            12/17/03    50,000       2,744,377       2,929,100
    Sysco Corp.                 12/17/03    32,036       1,157,644       1,190,911
    -------------------------------------------------------------------------------
                                                     $  37,088,392   $  49,748,189
    -------------------------------------------------------------------------------

TAX-MANAGED GROWTH PORTFOLIO as of December 31, 2003

INDEPENDENT AUDITORS' REPORT

TO THE TRUSTEES AND INVESTORS
OF TAX-MANAGED GROWTH PORTFOLIO:

We have audited the accompanying statement of assets and liabilities, including the portfolio of investments, of Tax-Managed Growth Portfolio (the Portfolio) as of December 31, 2003, and the related statement of operations for the year then ended, the statements of changes in net assets for the two years in the period then ended and the supplementary data for each of the five years ended in the period then ended. These financial statements and supplementary data are the responsibility of the Portfolio's management. Our responsibility is to express an opinion on these financial statements and supplementary data based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and supplementary data are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2003 by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and supplementary data present fairly, in all material respects, the financial position of Tax-Managed Growth Portfolio at December 31, 2003, the results of its operations for the year then ended, the changes in its net assets for each of the two years in the period then ended and its supplementary data for each of the five years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 20, 2004

BELAIR CAPITAL FUND LLC as of December 31, 2003

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


          CUSTODIAN AND TRANSFER AGENT

          Investors Bank & Trust Company
          200 Clarendon Street
          Boston, MA 02116


          INDEPENDENT AUDITORS

          Deloitte & Touche LLP
          200 Berkeley Street
          Boston, MA 02116

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2004.

                                BELAIR CAPITAL FUND LLC
                                (Registrant)

                                By:     /s/ Michelle A. Alexander
                                        ---------------------------------
                                        Michelle A. Alexander
                                        Duly Authorized Officer and
                                        Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                By:     /s/ Thomas E. Faust Jr.
                                        ---------------------------------
                                        Thomas E. Faust Jr.
                                          Chief Executive Officer

Date: March 15, 2004


                                By:     /s/ Michelle A. Alexander
                                        ---------------------------------
                                        Michelle A. Alexander
                                        Chief Financial Officer

Date: March 15, 2004

                                  EXHIBIT INDEX
                                 -------------

EXHIBIT NO.    DESCRIPTION
-----------    -----------

3 Copy of Amended and Restated Operating Agreement of the Fund dated February 6, 1998 and First Amendment thereto dated November 24, 1998 filed as Exhibit 3 to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference. (Note: the Operating Agreement also defines the rights of the holders of Shares of the Fund.)

3(a) Copy of Amendment No. 2 to the Fund's Amended and Restated Operating Agreement dated December 30, 2003 filed herewith.

4.1 Copy of Loan and Security Agreement between the Fund and DrKW Holdings, Inc. dated as of July 15, 2003 filed as Exhibit 4.1 to the Fund's Report on Form 10-Q filed for the period ended September 30, 2003 and incorporated herein by reference.

4.2 Copy of Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., the lenders referred to therein and Merrill Lynch Capital Services, Inc., dated July 15, 2003 filed as Exhibit 4.2 to the Fund's Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference.

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

21             List of Subsidiaries of the Fund.

24             Not applicable and not filed.

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3           Form N-CSR of Eaton Vance Tax-Managed  Growth Portfolio (File No.
               811-7409) for its year ended December 31, 2003 filed electronically with the Securities and Exchange Commission under the Investment Company Act of 1940 on March 8, 2004 (incorporated herein by reference pursuant to Rule 12b-32).