Form 10-Q
period 2004-03-31
BELAIR CAPITAL FUND LLC
filed 2004-05-10
CIK 1050816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004 --------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the transition period from  _________ to _____________


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

                                   YES  [X]      NO  [ ]

                             BELAIR CAPITAL FUND LLC
                               Index to Form 10-Q

PART I  FINANCIAL INFORMATION                                              Page

Item 1. Condensed Consolidated Financial Statements                          3

        Condensed Consolidated Statements of Assets and Liabilities
        as of March 31, 2004 (Unaudited) and December 31, 2003               3

        Condensed Consolidated Statements of Operations (Unaudited
        for the Three Months Ended March 31, 2004 and 2003                   4

       Condensed Consolidated Statements of Changes in Net Assets for
       the Three Months Ended March 31, 2004 (Unaudited) and the Year
       Ended December 31, 2003                                               6

       Condensed Consolidated Statements of Cash Flows (Unaudited) for
       the Three Months Ended March 31, 2004 and 2003                        7

       Financial Highlights (Unaudited) for the Three Months Ended
       March 31, 2004                                                        9

       Notes to Condensed Consolidated Financial Statements
       as of March 31, 2004 (Unaudited)                                     10

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           15

Item 3. Quantitative and Qualitative Disclosures About Market Risk          18

Item 4. Controls and Procedures                                             21

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                   21

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases
        of Equity Securities                                                21

Item 3. Defaults Upon Senior Securities                                     21

Item 4. Submission of Matters to a Vote of Security Holders                 21

Item 5. Other Information                                                   21

Item 6. Exhibits and Reports on Form 8-K                                    22

SIGNATURES                                                                  23

EXHIBIT INDEX                                                               24

PART I.   FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

------------------------------------------------------------------------------------------------------------------------------------
BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                                                                           March 31, 2004         December 31,
                                                                                            (Unaudited)               2003
                                                                                           ---------------        ------------
Assets:
 Investment in Belvedere Capital Fund Company LLC
  (Belvedere Company)                                                                       $ 1,604,097,252      $1,588,195,284
 Investment in Partnership Preference Units                                                     311,437,195         318,042,995
 Investment in other real estate                                                                162,906,906         162,585,380
 Short-term investments                                                                          28,460,000          11,765,330
                                                                                            ---------------      ---------------
Total investments                                                                           $ 2,106,901,353      $2,080,588,989
 Cash                                                                                             8,195,416           8,687,577
 Escrow deposits - restricted                                                                        80,839              80,839
 Open interest rate swap agreements, at value                                                             -           1,644,344
 Distributions and interest receivable                                                            1,252,330             694,054
 Other assets                                                                                     1,055,941           1,144,720
                                                                                            ---------------      ---------------
Total assets                                                                                $ 2,117,485,879      $2,092,840,523
                                                                                            ---------------      ---------------

Liabilities:
 Loan payable - Credit Facility                                                             $   468,000,000      $  447,000,000
 Mortgage payable                                                                               112,630,517         112,630,517
 Payable for Fund shares redeemed                                                                   350,000           1,180,000
 Distributions payable to minority shareholders                                                           -              16,800
 Open interest rate swap agreements, at value                                                     3,229,510                   -
 Swap interest payable                                                                              246,209             243,920
 Security deposits                                                                                  394,979             372,900
 Accrued expenses:
  Interest expense                                                                                  939,114             920,797
  Property taxes                                                                                    791,481             576,590
  Other expenses and liabilities                                                                    669,045             669,458
 Minority interests in controlled subsidiaries                                                    8,966,059           6,947,692
                                                                                            ---------------      ---------------
Total liabilities                                                                           $   596,216,914      $  570,558,674
                                                                                            ---------------      ---------------
Net assets                                                                                  $ 1,521,268,965      $1,522,281,849
                                                                                            ---------------      ---------------
Shareholders' Capital                                                                       $ 1,521,268,965      $1,522,281,849
                                                                                            ---------------      ---------------
Shares outstanding                                                                               12,654,268          12,728,157
                                                                                            ---------------      ---------------
Net asset value and redemption price per Share                                              $        120.22      $       119.60
                                                                                            ---------------      ---------------

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

                                                                       Three Months        Three Months
                                                                          Ended               Ended
                                                                      March 31, 2004      March 31, 2003
                                                                      --------------      --------------
Investment Income:
 Dividends allocated from Belvedere Company
  (net of foreign taxes of $66,409, and $59,957, respectively)         $  5,557,427       $  4,921,576
 Interest allocated from Belvedere Company                                   26,538             91,847
 Expenses allocated from Belvedere Company                               (2,410,134)        (2,002,351)
                                                                      --------------      --------------
 Net investment income allocated from Belvedere Company                $  3,173,831       $  3,011,072
  Distributions from Partnership Preference Units                         8,470,877          9,652,791
  Rental income                                                           5,511,218          5,584,172
  Interest                                                                  105,148             46,219
                                                                      --------------      --------------
Total investment income                                                $ 17,261,074       $ 18,294,254
                                                                      --------------      --------------

Expenses:
 Investment advisory and administrative fees                           $  1,401,115       $  1,284,962
 Property management fees                                                   218,537            222,627
 Servicing fees                                                             167,543            115,814
 Interest expense on mortgage                                             2,386,111          2,386,111
 Interest expense on Credit Facility                                      1,670,880          2,548,872
 Property and maintenance expenses                                        1,576,526          1,550,253
 Property taxes and insurance                                               700,781            754,647
 Amortization of deferred expenses                                                -              9,099
 Miscellaneous                                                              136,386            126,598
                                                                      --------------      --------------
Total expenses                                                         $  8,257,879       $  8,998,983
                                                                      --------------      --------------

Net investment income before minority interest
 in net income of controlled subsidiary                                $  9,003,195       $  9,295,271
Minority interest in net income of controlled subsidiary                   (110,236)          (172,159)
                                                                      --------------      --------------
Net investment income                                                  $  8,892,959       $  9,123,112
                                                                      --------------      --------------

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                                                        Three Months        Three Months
                                                                                           Ended               Ended
                                                                                       March 31, 2004      March 31, 2003
                                                                                       ---------------    ----------------
Realized and Unrealized Gain (Loss)
 Net realized gain (loss) -
  Investment transactions from Belvedere Company (identified cost basis)                $  5,850,913       $  (5,896,539)
  Investment transactions in Partnership Preference Units (identified cost basis)          2,399,543                  92
  Interest rate swap agreements (1)                                                       (3,051,795)         (7,108,679)
                                                                                       ---------------    ----------------
Net realized gain (loss)                                                                $  5,198,661       $ (13,005,126)
                                                                                       ---------------    ----------------

Change in unrealized appreciation (depreciation) -
 Investment in Belvedere Company (identified cost basis)                                $ 24,013,775       $ (61,019,845)
 Investment in Partnership Preference Units (identified cost basis)                       (6,958,051)         24,137,176
 Investment in other real estate (net of minority interests in unrealized gain (loss) of controlled subsidiary of $1,908,131 and $(349,150),
  respectively)                                                                           (1,958,342)           (433,145)
 Interest rate swap agreements                                                            (4,873,854)          6,242,253
                                                                                       ---------------    ----------------
Net change in unrealized appreciation (depreciation)                                    $ 10,223,528       $ (31,073,561)
                                                                                       ---------------    ----------------

Net realized and unrealized gain (loss)                                                 $ 15,422,189       $ (44,078,687)
                                                                                       ---------------    ----------------

Net increase (decrease) in net assets from operations                                   $ 24,315,148       $ (34,955,575)
                                                                                       ===============    ================

(1) Amount represents periodic payments made in connection with interest rate swap agreements. (Note 4)

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets

                                                                                          Three Months
                                                                                              Ended              Year Ended
                                                                                         March 31, 2004         December 31,
                                                                                           (Unaudited)              2003
                                                                                         ---------------       ---------------
Increase (Decrease) in Net Assets:
 Net investment income                                                                   $    8,892,959        $   34,029,533
 Net realized gain (loss) from investment transactions                                        5,198,661            (6,702,427)
 Net change in unrealized appreciation (depreciation) of investments                         10,223,528           335,001,122
                                                                                         ---------------       ---------------
Net increase in net assets from operations                                               $   24,315,148        $  362,328,228
                                                                                         ---------------       ---------------

Transactions in Fund Shares -
 Net asset value of Fund Shares issued to Shareholders in payment of
  distributions declared                                                                 $    7,259,756        $    2,956,829
 Net asset value of Fund Shares redeemed                                                    (16,308,309)          (82,202,891)
                                                                                         ---------------       ---------------
Net decrease in net assets from Fund Share transactions                                  $   (9,048,553)       $  (79,246,062)
                                                                                         ---------------       ---------------

Distributions -
 Distributions to Shareholders                                                           $  (16,279,479)       $   (6,607,973)
                                                                                         ---------------       ---------------
Total distributions                                                                      $  (16,279,479)       $   (6,607,973)
                                                                                         ---------------       ---------------

Net (decrease) increase in net assets                                                    $   (1,012,884)       $  276,474,193

Net assets:
 At beginning of period                                                                  $1,522,281,849        $1,245,807,656
                                                                                         ---------------       ---------------
 At end of period                                                                        $1,521,268,965        $1,522,281,849
                                                                                         ===============       ===============

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                              Three Months         Three Months
                                                                                                  Ended                Ended
                                                                                             March 31, 2004       March 31, 2003
                                                                                             ---------------      ---------------
Cash Flows From (For) Operating Activities -
Net increase (decrease) in net assets from operations                                         $  24,315,148        $ (34,955,575)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows (for) from operating activities -
  Net investment income allocated from Belvedere Company                                         (3,173,831)          (3,011,072)
  Decrease in escrow deposits                                                                             -              993,440
  Decrease in receivable for investments sold                                                             -            4,952,435
  Increase in interest receivable from other real estate investments                                (43,174)             (24,234)
  Decrease in other assets                                                                           88,779               73,308
  (Increase) decrease in distributions and interest receivable                                     (558,276)             546,855
  Increase (decrease) in interest payable for open swap agreements                                    2,289             (956,538)
  Increase (decrease) in security deposits, accrued interest and accrued
   other expenses and liabilities                                                                    39,983             (115,079)
  Increase in accrued property taxes                                                                214,891              114,810
  Purchases of Partnership Preference Units                                                     (48,668,050)                   -
  Proceeds from sales of Partnership Preference Units                                            50,715,342                    -
  Improvements to rental property                                                                  (328,563)            (403,695)
  Net increase in investment in Belvedere Company                                                         -           (3,500,002)
  Interest incurred on interest rate swap agreements                                             (3,051,795)          (7,108,679)
  (Increase) decrease in short-term investments                                                 (16,694,670)           1,995,811
  Minority interest in net income of controlled subsidiary                                          110,236              172,159
  Net realized (gain) loss from investment transactions                                          (5,198,661)          13,005,126
  Net change in unrealized (appreciation) depreciation of investments                           (10,223,528)          31,073,561
                                                                                             ---------------      ---------------
Net cash flows (for) from operating activities                                                $ (12,453,880)       $   2,852,631
                                                                                             ---------------      ---------------

Cash Flows From (For) Financing Activities -
 Proceeds from (repayment of) Credit Facility                                                 $  21,000,000       $  (10,000,000)
 Payments for Fund Shares redeemed                                                                   (1,758)                (698)
 Distributions paid to Shareholders                                                              (9,019,723)          (3,652,999)
 Distributions paid to minority shareholders                                                        (16,800)                   -
                                                                                             ---------------      ---------------
Net cash flows from (for) financing activities                                                $  11,961,719       $  (13,653,697)
                                                                                             ---------------      ---------------

Net decrease in cash                                                                          $    (492,161)      $  (10,801,066)

Cash at beginning of period                                                                   $   8,687,577       $   16,067,430
                                                                                             ---------------      ---------------
Cash at end of period                                                                         $   8,195,416       $    5,266,364
                                                                                             ===============      ===============

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                              Three Months         Three Months
                                                                                                  Ended                Ended
                                                                                             March 31, 2004       March 31, 2003
                                                                                             ---------------      ---------------
Supplemental Disclosure and Non-cash Investing and Financing Activities -
 Interest paid on loan - Credit Facility                                                      $   1,627,008        $   2,579,816
 Interest paid on swap agreements                                                             $   3,049,506        $   6,043,609
 Interest paid on mortgage                                                                    $   2,345,531        $   2,345,531
 Market value of securities distributed in payment of redemptions                             $  17,136,551        $   6,903,489
 Partnership Preference Units exchanged for an equity investment in real
  estate companies and an investment in note receivable                                       $           -        $  (3,977,592)
 Market value of an equity investment in real estate companies                                $           -        $   1,907,012
 Investment in note receivable                                                                $           -        $   2,070,580

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC as of March 31, 2004
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Highlights (Unaudited)

For the Three Months Ended March 31, 2004
-----------------------------------------------------------------------------------------------------------------------------------
Net asset value - Beginning of period                                                                          $ 119.600
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations
-----------------------------------------------------------------------------------------------------------------------------------
Net investment income (6)                                                                                      $   0.699
Net realized and unrealized gain                                                                                   1.201
-----------------------------------------------------------------------------------------------------------------------------------
Total income from operations                                                                                   $   1.900
-----------------------------------------------------------------------------------------------------------------------------------

Distributions
-----------------------------------------------------------------------------------------------------------------------------------
Distributions to Shareholders                                                                                  $  (1.280)
-----------------------------------------------------------------------------------------------------------------------------------
Total distributions                                                                                            $  (1.280)
-----------------------------------------------------------------------------------------------------------------------------------

Net asset value - End of period                                                                                $ 120.220
-----------------------------------------------------------------------------------------------------------------------------------

Total Return (1)                                                                                                    1.60%
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                     As a Percentage           As a Percentage
                                                                                     of Average Net            of Average Gross
Ratios                                                                                  Assets(5)               Assets (2)(5)
-----------------------------------------------------------------------------------------------------------------------------------
Expenses of Consolidated Real Property Subsidiary
 Interest and other borrowing costs (7)                                                  0.52% (9)                0.38% (9)
 Operating expenses (7)                                                                  0.54% (9)                0.40% (9)
Belair Capital Fund LLC Expenses
 Interest and other borrowing costs (4)(8)                                               0.44% (9)                0.32% (9)
 Investment advisory and administrative fees,
  servicing fees and other Fund operating expenses (3)(4)                                1.07% (9)                0.79% (9)
-----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                                           2.57% (9)                1.89% (9)

Net investment income                                                                    2.33% (9)                1.71% (9)
-----------------------------------------------------------------------------------------------------------------------------------

Supplemental Data
-----------------------------------------------------------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                                                                       $ 1,521,269
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)                                                     0.61%
-----------------------------------------------------------------------------------------------------------------------------------

(1) Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.
(2) Average Gross Assets is defined as the average daily amount of all assets of Belair Capital Fund LLC (Belair Capital) (not including its investment in Belair Real Estate Corporation (Belair Real Estate)) plus all assets of Belair Real Estate minus the sum of their liabilities other than the principal amount of money borrowed. For this purpose, the assets of Belair Real Estate's controlled subsidiary are reduced by the proportionate interests therein of investors other than Belair Real Estate.
(3) Includes Belair Capital's share of Belvedere Capital Fund Company LLC's allocated expenses, including those expenses allocated from the Portfolio.
(4) Includes the expenses of Belair Capital and Belair Real Estate. Does not include expenses of the real estate subsidiary majority-owned by Belair Real Estate.
(5) For the purpose of calculating ratios, the income and expenses of Belair Real Estate's controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belair Real Estate.
(6)  Calculated using average shares outstanding.
(7) Includes Belair Real Estate's proportional share of expenses incurred by its majority-owned subsidiary.
(8) Ratios do not include interest incurred in connection with the interest rate swap agreements. Had such amounts been included, ratios would be higher.
(9)  Annualized.

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC as of March 31, 2004
Notes To Condensed Consolidated Financial Statements (Unaudited)

1    Basis of Presentation

The condensed consolidated interim financial statements of Belair Capital Fund LLC (Belair Capital) and its subsidiaries (collectively, the Fund) have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, cash flows and financial highlights as of the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Fund's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

The balance sheet at December 31, 2003 has been derived from the December 31, 2003 audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

Certain  amounts  in  the  prior  period's  condensed   consolidated   financial
statements   have  been   reclassified   to  conform  with  the  current  period
presentation.

2    Investment Transactions

The following table summarizes the Fund's investment transactions for the three months ended March 31, 2004 and March 31, 2003:

                                                 Three Months Ended          Three Months Ended
       Investment Transaction                      March 31, 2004              March 31, 2003
------------------------------------------------------------------------------------------------
Increases in investment in Belvedere Company       $          -                $  4,000,000
Decreases in investment in Belvedere Company       $ 17,136,551                $  7,403,487
Purchases of Partnership Preference Units (1)      $ 48,668,050                $          -
Sales of Partnership Preference Units (2)          $ 50,715,342                $          -
------------------------------------------------------------------------------------------------

(1) Purchases of Partnership Preference Units during the three months ended March 31, 2004 include Partnership Preference Units purchased from other investment funds advised by Boston Management and Research (Boston Management).
(2) Sales of Partnership Preference Units for the three months ended March 31, 2004 include Partnership Preference Units sold to another investment fund advised by Boston Management for which a loss of $997,698 was recognized.

During the three months ended March 31, 2003, the Fund exchanged Partnership Preference Units in the amount of $3,977,592 for an equity investment in two private real estate companies affiliated with the issuer of such formerly held Partnership Preference Units and a note receivable in the amounts of $1,907,012 and $2,070,580, respectively. The secured note receivable (valued at $2,262,886 as of March 31, 2004 and $2,094,814 as of March 31, 2003) earns interest of 8% per annum and matures in February 2013 or on demand.

3    Indirect Investment in the Portfolio

The following table summarizes the Fund's investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company), for the three months ended March 31, 2004 and March 31, 2003, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

                                                                              Three Months Ended     Three Months Ended
                                                                                March 31, 2004         March 31, 2003
-----------------------------------------------------------------------------------------------------------------------
Belvedere Company's interest in the Portfolio (1)                              $ 11,520,846,141       $  8,400,349,853
The Fund's investment in Belvedere Company (2)                                 $  1,604,097,252       $  1,294,107,014
Income allocated to Belvedere Company from the Portfolio                       $     39,365,471       $     32,398,573
Income allocated to the Fund from Belvedere Company                            $      5,583,965       $      5,013,423
Expenses allocated to Belvedere Company from the Portfolio                     $     12,634,511       $      9,667,954
Expenses allocated to the Fund from Belvedere Company                          $      2,410,134       $      2,002,351
Net realized gain (loss) allocated to Belvedere Company from the
 Portfolio                                                                     $     41,048,575       $    (37,772,155)
Net realized gain (loss) allocated to the Fund from Belvedere Company          $      5,850,913       $     (5,896,539)
Change in unrealized appreciation (depreciation) allocated to Belvedere
 Company from the Portfolio                                                    $    163,577,445       $   (389,828,192)
Change in unrealized appreciation (depreciation) allocated to the Fund
 from Belvedere Company                                                        $     24,013,775       $    (61,019,845)
-----------------------------------------------------------------------------------------------------------------------

(1) As of March 31, 2004 and 2003, the value of Belvedere Company's interest in the Portfolio represents 63.9% and 61.1% of the Portfolio's net assets, respectively.
(2) As of March 31, 2004 and 2003, the Fund's investment in Belvedere Company represents 13.9% and 15.4% of Belvedere Company's net assets, respectively.

A summary of the Portfolio's Statement of Assets and Liabilities at March 31, 2004, December 31, 2003 and March 31, 2003 and its operations for the three months ended March 31, 2004, for the year ended December 31, 2003 and for the three months ended March 2003 follows:

                                        March 31,               December 31,               March 31,
                                          2004                      2003                      2003
                                     --------------------------------------------------------------------
Investments, at value               $ 18,003,359,532          $ 17,584,390,762          $13,797,517,752
Other assets                              25,944,066                25,462,745               24,535,362
---------------------------------------------------------------------------------------------------------
Total assets                         $ 18,029,303,598         $ 17,609,853,507          $13,822,053,114
Total liabilities                             254,697                  264,502               73,659,303
---------------------------------------------------------------------------------------------------------
Net assets                           $ 18,029,048,901         $ 17,609,589,005          $13,748,393,811
=========================================================================================================
Dividends and interest               $     62,101,320         $    232,925,912          $    53,431,732
---------------------------------------------------------------------------------------------------------
Investment adviser fee               $     19,348,796         $     67,584,543          $    15,490,999
Other expenses                                598,921                  2,295,653                  477,083
---------------------------------------------------------------------------------------------------------
Total expenses                       $     19,947,717         $     69,880,196          $    15,968,082
---------------------------------------------------------------------------------------------------------
Net investment income                $     42,153,603         $    163,045,716          $    37,463,650
Net realized gain (loss)                   64,894,806               70,909,770              (62,969,970)
Net change in unrealized
 appreciation (depreciation)              261,922,214            3,174,709,110             (649,928,537)
---------------------------------------------------------------------------------------------------------
Net increase (decrease) in net
 assets from operations              $    368,970,623        $   3,408,664,596          $  (675,434,857)
---------------------------------------------------------------------------------------------------------

4    Interest Rate Swap Agreements

Belair Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belair Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements open at March 31, 2004 and December 31, 2003 are listed below.

  Notional                                          Initial                        Unrealized        Unrealized
   Amount                                           Optional          Final       Depreciation      Appreciation
  (000's)         Fixed           Floating         Termination     Termination    At March 31,     At December 31,
  omitted)         Rate             Rate              Date            Date            2004              2003
----------------------------------------------------------------------------------------------------------------------
  $20,000         4.045%        LIBOR + 0.30%          -              6/10        $   (350,722)      $   230,597
   95,952         5.00%         LIBOR + 0.30%         8/04            6/10            (745,551)                -
   95,952         5.05%         LIBOR + 0.30%         2/04            6/10                   -*          218,976
   61,500         4.865%        LIBOR + 0.30%         7/04            6/10            (286,726)          212,857
   75,000         4.795%        LIBOR + 0.30%         9/04            6/10            (420,663)          304,067
   42,000         4.69%         LIBOR + 0.30%         2/05            6/10            (303,822)          201,570
   49,000         4.665%        LIBOR + 0.30%         3/05            6/10            (380,485)          240,892
   35,330         4.18%         LIBOR + 0.30%         7/09            6/10            (741,541)          235,385
----------------------------------------------------------------------------------------------------------------------
                                                                                  $ (3,229,510)      $ 1,644,344
----------------------------------------------------------------------------------------------------------------------

*    Agreement was terminated on the Initial Optional Termination Date.

5    Debt

Credit Facility - On March 16, 2004, Belair Capital amended its credit agreement with DrKW Holdings, Inc. to establish a borrowing limit of $468,000,000 under that agreement. Borrowings under this credit arrangement accrue interest at a rate of one month LIBOR plus 0.30% per annum. As of March 31, 2004, outstanding borrowings under this credit arrangements totaled $468,000,000.

6    Segment Information

Belair Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Company, Belair Capital invests in real estate assets through its subsidiary, Belair Real Estate. Belair Real Estate invests directly and indirectly in Partnership Preference Units, debt and equity investments in private real estate companies and in real property through a controlled subsidiary, Bel Residential Properties Trust.

Belair Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and unrealized appreciation (depreciation). The accounting policies of the reportable segments are the same as those for the Fund on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

                                                            Tax-Managed
For the Three Months Ended                                    Growth               Real
March 31, 2004                                              Portfolio*            Estate                Total
--------------------------------------------------------------------------------------------------------------------
Revenue                                                  $     3,173,831       $  14,034,549        $  17,208,380
Interest expense on mortgage                                           -          (2,386,111)          (2,386,111)
Interest expense on Credit Facility                                    -          (1,570,627)          (1,570,627)
Operating expenses                                              (699,664)         (3,275,833)          (3,975,497)
Minority interest in net income of controlled
 subsidiary                                                            -            (110,236)            (110,236)
--------------------------------------------------------------------------------------------------------------------
Net investment income                                    $     2,474,167       $   6,691,742        $    9,165,909
Net realized gain (loss)                                       5,850,913            (652,252)            5,198,661
Change in unrealized appreciation (depreciation)              24,013,775         (13,790,247)           10,223,528
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in net assets from
 operations of reportable segments                       $    32,338,855       $  (7,750,757)       $   24,588,098
--------------------------------------------------------------------------------------------------------------------


                                                            Tax-Managed
For the Three Months Ended                                    Growth               Real
March 31, 2003                                              Portfolio*            Estate                Total
--------------------------------------------------------------------------------------------------------------------
Revenue                                                  $     3,011,072       $  15,240,385        $   18,251,457
Interest expense on mortgage                                           -          (2,386,111)           (2,386,111)
Interest expense on Credit Facility                                    -          (2,472,406)           (2,472,406)
Operating expenses                                              (503,739)         (3,370,259)           (3,873,998)
Minority interest in net income of controlled
 subsidiary                                                           -             (172,159)             (172,159)
--------------------------------------------------------------------------------------------------------------------
Net investment income                                    $     2,507,333       $   6,839,450        $    9,346,783
Net realized loss                                             (5,896,539)         (7,108,587)          (13,005,126)
Change in unrealized appreciation (depreciation)             (61,019,845)         29,946,284           (31,073,561)
--------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in net assets from
 operations of reportable segments                       $   (64,409,051)      $  29,677,147        $  (34,731,904)
--------------------------------------------------------------------------------------------------------------------


                                                            Tax-Managed
                                                              Growth               Real
At March 31, 2004                                           Portfolio*            Estate                Total
--------------------------------------------------------------------------------------------------------------------
Segment assets                                           $ 1,604,097,252       $ 480,708,602        $2,084,805,854
Segment liabilities                                              350,000         548,139,137           548,489,137
--------------------------------------------------------------------------------------------------------------------
Net assets (liabilities) of reportable segments          $ 1,603,747,252       $ (67,430,535)       $1,536,316,717
--------------------------------------------------------------------------------------------------------------------

At December 31, 2003
--------------------------------------------------------------------------------------------------------------------
Segment assets                                           $ 1,588,195,284       $ 487,471,604        $2,075,666,888
Segment liabilities                                            1,180,000         544,629,124           545,809,124
--------------------------------------------------------------------------------------------------------------------
Net assets (liabilities) of reportable segments          $ 1,587,015,284       $ (57,157,520)       $1,529,857,764
--------------------------------------------------------------------------------------------------------------------

* Belair Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

                                                                                   Three Months       Three Months
                                                                                      Ended              Ended
                                                                                  March 31, 2004     March 31, 2003
                                                                                 ----------------   ----------------
Revenue:
 Revenue from reportable segments                                                 $   17,208,380      $   18,251,457
 Unallocated amounts:
  Interest earned on cash not invested in the Portfolio or in subsidiaries                52,694              42,797
                                                                                 ----------------   ----------------
Total revenue                                                                     $   17,261,074      $   18,294,254
                                                                                 ----------------   ----------------


Net increase (decrease) in net assets from operations:
 Net increase (decrease) in net assets from operations of reportable segments     $   24,588,098      $  (34,731,904)
 Unallocated amounts:
  Interest earned on cash not invested in the Portfolio or in subsidiaries                52,694              42,797
 Unallocated amounts (1):
  Servicing fees                                                                        (167,543)           (115,814)
  Interest expense on Credit Facility                                                   (100,253)            (76,466)
  Audit, tax and legal fees                                                              (45,101)            (47,931)
  Other operating expenses                                                               (12,747)            (26,257)
                                                                                 ----------------   ----------------
Total net increase (decrease) in net assets from operations                       $   24,315,148      $  (34,955,575)
                                                                                 ----------------   ----------------


                                                                                  March 31, 2004     December 31, 2003
                                                                                 ----------------   -------------------
Net assets:
 Net assets of reportable segments                                                $1,536,316,717      $1,529,857,764
 Unallocated cash (2)                                                                  4,220,025           5,408,305
 Short-term investments (2)                                                           28,460,000          11,765,330
 Loan payable - Credit Facility (3)                                                  (47,626,774)        (24,579,481)
 Other liabilities                                                                      (101,003)           (170,069)
                                                                                 ----------------   -------------------
Total net assets                                                                  $1,521,268,965      $1,522,281,849
                                                                                 ----------------   -------------------

(1) Unallocated amounts represent expenses incurred that pertain to the overall operation of Belair Capital, and do not pertain to either operating segment.
(2) Unallocated cash and short-term investments represent cash and cash equivalents not currently invested in the Portfolio or real estate assets.
(3) Unallocated amount of loan payable - Credit Facility primarily represents borrowings on hand to be used for acquiring investments. However, such borrowings have also been used to pay selling commissions, organization expenses and other liquidity needs of the Fund.

7    Subsequent Events

On May 3, 2004, Belair Real Estate entered an agreement to establish and acquire a majority interest in a controlled subsidiary. This controlled subsidiary will indirectly own certain industrial properties with an estimated value of approximately $193,000,000 at acquisition. Belair Real Estate is expected to own an 80% interest in the controlled subsidiary and a minority shareholder will own the remaining interest. Based on the terms of the current agreements, Belair Real Estate expects to acquire the investment in the third quarter of 2004. The minority shareholder of the controlled subsidiary, or an affiliate thereof, will manage the real property.

It is expected that the real property will be financed through first mortgage loans secured by the properties and an assignment of certain leases and rents. The loans are expected to be without recourse to Belair Capital and Belair Real Estate. No financing agreement has been entered into at this time.

On May 3, 2004, Belair Capital entered into a forward interest rate swap agreement with Merrill Lynch Capital Services, Inc. in anticipation of its future investment in the controlled subsidiary for the purpose of hedging the interest rate of substantially all of the expected fixed-rate mortgage financing of the real property over an expected 8-year term. Under such agreement, Belair Capital has agreed to made periodic payments at fixed rates in exchange for payments at floating rates. The notional amount of the contract is $104,176,000, which approximates Belair Capital's expected 80% interest in the anticipated secured debt of the controlled subsidiary. The floating interest rate to be received by Belair Capital is three-month LIBOR and the fixed interest rate to be paid by Belair Capital is 4.875%. The swap agreement entered into by Belair Capital is effective in June 2004 and terminates in June 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        ------------------------------------------------------------------------

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2004 COMPARED TO THE QUARTER ENDED MARCH 31, 2003
--------------------------------------------------------------------------------

(a) RESULTS OF OPERATIONS.
--------------------------

Increases and decreases in the Fund's net asset value per share are derived from net investment income or loss, and realized and unrealized gains and losses on investments. The Fund's net investment income (or loss) is determined by subtracting the Fund's total expenses from its investment income and then deducting the minority interest in net income of the controlled subsidiary of Belair Real Estate Corporation (Belair Real Estate). The Fund's investment income includes the net investment income allocated to the Fund from Belvedere Capital Fund Company LLC (Belvedere Company), rental income from the properties owned by Belair Real Estate's controlled subsidiary, partnership income allocated to the income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) owned by Belair Real Estate and interest earned on the Fund's short-term investments (if any). The net investment income of Belvedere Company allocated to the Fund includes dividends, interest and expenses allocated to Belvedere Company by Tax-Managed Growth Portfolio (the Portfolio) less the expenses of Belvedere Company allocated to the Fund. The Fund's total expenses include the Fund's investment advisory and administrative fees, servicing fees, interest expense from mortgages on properties owned by Belair Real Estate's controlled subsidiary, interest expense on the Fund's credit arrangements (the Credit Facility), property management fees, property taxes, insurance, maintenance and other expenses relating to the properties owned by Belair Real Estate's controlled subsidiary, and other miscellaneous expenses. The Fund's realized and unrealized gains and losses are the result of transactions in, or changes in value of, security investments held through the Fund's indirect interest (through Belvedere Company) in the Portfolio, real estate investments held through Belair Real Estate, the Fund's interest rate swap agreements and any other direct investments of the Fund, as well as periodic payments made by the Fund pursuant to interest rate swap agreements.

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

PERFORMANCE OF THE FUND.(1) The Fund's investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance Management (Eaton Vance), as the Fund's manager, measures the Fund's success in achieving its objective based on the investment returns of the Fund, using the Standard & Poor's 500 Composite Index (the S&P 500) as the Fund's primary performance benchmark. The S&P 500 is a broad-based unmanaged index of common stocks widely used as a measure of U.S. stock market performance. Eaton Vance's primary focus in pursuing total return is on the Fund's common stock portfolio, which consists of its indirect interest in the Portfolio. In measuring the performance of the Fund's real estate investments held through Belair Real Estate, Eaton Vance considers whether, through current returns and changes in valuation, the real









-----------------------------
(1) Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. The Portfolio's total return for the period reflects the total return of another fund that invests in the Portfolio, adjusted for certain fund expenses. Performance is for the stated time period only and is not annualized; due to market volatility, the Fund's current performance may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P 500. It is not possible to invest directly in an Index.

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

The Fund's total return was 1.60% for the quarter ended March 31, 2004. This return reflects an increase in the Fund's net asset value per share from $119.60 to $120.22 and a distribution of $1.28 per share during the period. For comparison, the S&P 500 had a total return of 1.69% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 0.52% during the period. Last year, the Fund's total return was -2.81% for the quarter ended March 31, 2003. This return reflected a decrease in the Fund's net asset value per share from $92.38 to $89.32 and a distribution of $0.49 per share during the period. For comparison, the S&P 500 had a total return of -3.15% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 1.90% during that period.

PERFORMANCE OF THE PORTFOLIO. For the quarter ended March 31, 2004, the Portfolio's total return was 2.12%, compared to -4.71% for the quarter ended March 31, 2003. International unrest coupled with weak employment, a struggling dollar and surging oil prices pressured domestic markets in the first quarter of 2004. Like the quarter ended March 31, 2003, volatility was high during the first quarter of 2004. However, unlike the first quarter of 2003, major indices experienced positive returns in 2004 as fiscal and monetary stimuli supported robust corporate earnings and productivity growth. During the first quarter of 2004, companies on average reported better than expected sales trends, increased dividends and initiated sizeable share buybacks reflecting a steady global economic recovery. While large capitalization stocks outperformed smaller capitalization stocks during the first quarter of 2003, small capitalization stocks outperformed large-cap companies during the later months of 2003, and continued to do so in the first quarter of 2004. In addition, during the first quarter of 2004 higher quality stocks regained performance leadership over last year's prevailing higher volatility stocks.

During the quarter ended March 31, 2004, the Portfolio's sector allocation remained similar to its allocation at March 31, 2003. The Portfolio's stronger quarterly performance relative to the S&P 500 during the first quarter of 2004 resulted from its diversified industry exposure and positive stock selection decisions. During the quarter ended March 31, 2004, the Portfolio remained underweight in the information technology sector, the market's weakest performing sector. Stock selection by the Portfolio's investment adviser, Boston Management and Research (Boston Management), in the computer peripherals and electronic equipment industries was particularly beneficial to the Portfolio's performance during the first quarter of 2004. Similar to the first quarter of 2003, valuation concerns prompted a de-emphasis of the telecommunication sector during the first quarter of 2004. However, telecommunication services stocks generally performed well during the first quarter of 2004. Similar to the first quarter of 2003, the Portfolio was overweight the industrials sector. During the first quarter of 2004, attractive valuations and positive secular business trends helped machinery, building products and airfreight stocks of the aforementioned sector advance higher.

In the first quarter of 2003, Boston Management began increasing the Portfolio's exposure to the energy sector, a change from its previous underweight stance versus the S&P 500. This allocation shift has aided performance, as oil exploration and other energy equipment and service names benefited from rising oil prices. Although the Portfolio's relative overweight of the financials sector contributed to its positive return during the quarter ended March 31, 2004, the sub-par performance of its commercial bank and capital market stocks hindered returns during the quarter. While Boston Management remained optimistic on the consumer, it slightly trimmed the Portfolio's relative overweight in the consumer discretionary and staples sectors. Portfolio holdings in leisure, retail, and personal products benefited from continued consumer spending driven by tax refunds, strong refinancing activity and increases in wages and salaries. The Portfolio maintained an underweight of the healthcare sector relative to the S&P 500 during the quarter ended March 31, 2004, but added to holdings of stronger quarterly performers such as healthcare equipment and service companies.

PERFORMANCE OF REAL ESTATE INVESTMENTS. The Fund's real estate investments are held through Belair Real Estate. As of March 31, 2004, real estate investments included a portfolio of Partnership Preference Units that generally are affiliated with publicly traded and private real estate investment trusts (REITs) and a majority interest in a real estate joint venture (the Real Estate Joint Venture). As of March 31, 2004, the estimated fair value of the Fund's real estate investments represented 22.4% of the Fund's total assets. Adjusting for the minority interest of the real estate operating company that is the principal minority investor in the Real Estate Joint Venture as of March 31, 2004, the Fund's real estate investments represented 29.3% of the Fund's net assets.

During the quarter ended March 31, 2004, Belair Real Estate sold (or experienced scheduled redemptions of) certain of its Partnership Preference Units for approximately $50.7 million (including sales to another investment fund advised by Boston Management), recognizing gains of $2.4 million on the transactions.

During the quarter ended March 31, 2004, Belair Real Estate also acquired interests in additional Partnership Preference Units from another investment fund advised by Boston Management for approximately $48.7 million.

At March 31, 2004, the estimated fair value of the Fund's Partnership Preference Units was approximately $311.4 million compared to approximately $411.4 million at March 31, 2003, a decrease of $100.0 million or 24%. While the decrease in value was principally due to fewer Partnership Preference Units held at March 31, 2004, the decrease also reflects the lower per unit values of Partnership Preference Units held at March 31, 2004 due to their lower average coupon rates. In the current low interest rate environment, issuers have been redeeming Partnership Preference Units as Belair Real Estate's call protections expire or restructuring the terms of outstanding Partnership Preference Units in advance of their call dates. As a result, many of the higher-yielding Partnership Preference Units held by Belair Real Estate during the quarter ended March 31, 2003 were no longer held at March 31, 2004. Boston Management expects this trend to continue through 2004.

The Fund saw unrealized depreciation of the estimated fair value in its Partnership Preference Units of approximately $7.0 million during the quarter ended March 31, 2004 compared to approximately $24.1 million of unrealized appreciation for the quarter ended March 31, 2003. The net unrealized depreciation in the first quarter of 2004 consisted of approximately $3.3 million of unrealized depreciation resulting from decreases in per unit values of the Partnership Preference Units held by Belair Real Estate at March 31, 2004 (as described above) and approximately $3.7 million of unrealized depreciation resulting from the reclassification of previously recorded unrealized appreciation as realized gains due to sales of Partnership Preference Units during the quarter ended March 31, 2004. During the quarter ended March 31, 2003, Belair Real Estate's investments in Partnership Preference Units generally benefited from declining interest rate levels and tightening spreads in income-oriented securities, particularly in real estate-related securities.

Distributions from Partnership Preference Units for the quarter ended March 31, 2004 totaled $8.5 million compared to $9.7 million for the quarter ended March 31, 2003, a decrease of $1.2 million or 12%. The decrease was principally due to fewer Partnership Preference Units held on average, as well as to lower average yields for the Partnership Preference Units held during the quarter ended March 31, 2004.

Like the quarter ended March 31, 2003, operations of Belair Real Estate's Real Estate Joint Venture were impacted by weak multifamily market fundamentals during the quarter ended March 31, 2004. Rental income from real estate operations decreased to approximately $5.5 million for the quarter ended March 31, 2004 from approximately $5.6 million for the quarter ended March 31, 2003, a decrease of $0.1 million or 2%. This decrease in rental income was due to reduced apartment rental rates and increased rent concessions at properties owned by Belair Real Estate's Real Estate Joint Venture, trends that continued from 2003.

Property operating expenses for Belair Real Estate's Real Estate Joint Venture were approximately $2.5 million for each of the quarters ended March 31, 2004 and March 31, 2003 (property operating expenses are before certain operating expenses of Belair Real Estate of approximately $0.8 million for each of the quarters ended March 31, 2004 and March 31, 2003). The near-term outlook for multifamily property operations continues to be weak. While anticipated economic and employment growth is expected to lead to improvements over the longer-term, significant employment growth has not yet occurred in most markets and low interest rates have contributed to continued apartment move-outs due to new home purchases and increased competition for new residents from ongoing development of new multifamily properties. As a result, Boston Management, Belair Real Estate's manager, expects that real estate operating results in 2004 will continue to be similar to 2003's results.

At March 31, 2004, the estimated fair value of the real properties held through Belair Real Estate was approximately $158.7 million compared to approximately $157.1 million at March 31, 2003, an increase of $1.6 million or 1%. The modest increase in estimated real property values at March 31, 2004 resulted from lower capitalization rates, which more than offset the impact on property values of lower near-term income expectations. The Fund saw unrealized depreciation in the estimated fair value of its other real estate investments (which includes Belair Real Estate's interest in the Real Estate Joint Venture) of approximately $2.0 million during the quarter ended March 31, 2004 compared to approximately $0.4 million of unrealized depreciation for the quarter ended March 31, 2003. During the quarter ended March 31, 2003, Belair Real Estate experienced modest decreases in property values due to declines in near-term earnings expectations and the economic downturn. However, declines in asset values for multifamily properties during the quarter ended March 31, 2003 generally were modest as decreases in capitalization rates largely offset declining income level expectations.

On May 3, 2004, Belair Real Estate entered into agreements to establish Elkhorn Property Trust (Elkhorn), form ProLogis Six Rivers Limited Partnership (in association with subsidiaries of other investment funds advised by Boston Management and ProLogis, a publicly-held REIT) (Six Rivers) and merge Six Rivers with Keystone Property Trust, a publicly-held REIT (Keystone). It is expected that the merger will be consummated during the third quarter of 2004, subject to the satisfaction of certain conditions precedent. Upon the ultimate consummation of the transactions, Belair Real Estate will own an 80% interest in Elkhorn and ProLogis will own a 20% interest in Elkhorn. Elkhorn will own a partnership interest in Six Rivers through which it will own 100% of the economic interest in certain industrial properties acquired through the merger of Six Rivers and Keystone and valued at approximately $193 million at the date of acquisition. Prologis, or an affiliate thereof, will manage the properties. It is anticipated that Keystone's existing direct fixed-rate obligations will be retired after the merger date. It is anticipated that first mortgage financing estimated to be 60-65% of the property value will be obtained in connection with the acquisition and will be secured by the properties. There can be no assurance that the conditions precedent to the consummation of the transactions described above will be satisfied or that the financing required to acquire the properties will be obtained.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the quarter ended March 31, 2004, net realized and unrealized losses on the Fund's interest rate swap agreements totaled approximately $7.9 million, compared to net realized and unrealized losses of approximately $0.9 million for the quarter ended March 31, 2003. Net realized and unrealized losses on swap agreements for the quarter ended March 31, 2004 consisted of $4.9 million of unrealized depreciation due to changes in swap agreement valuations and $3.0 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the quarter ended March 31, 2003, unrealized appreciation of $6.2 million on swap agreement valuation changes were offset by $7.1 million of swap agreement periodic payments. The negative impact on Fund performance for the quarter ended March 31, 2004 from changes in swap agreement valuations was attributable to a decline in swap rates during the period. The positive contribution to Fund performance for the quarter ended March 31, 2003 from changes in swap valuations was due primarily to the Fund's swap agreements approaching optional termination dates, as relevant swap rates were substantially unchanged.

(b) LIQUIDITY AND CAPITAL RESOURCES.
------------------------------------

OUTSTANDING BORROWINGS. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund's equity in its real estate investments and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any short-term liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of March 31, 2004, the Fund had outstanding borrowings of $468.0 million and unused loan commitments of $98.5 million under the Credit Facility. During the quarter ended March 31, 2004, the Fund amended its loan agreement with DrKW Holdings, Inc. to establish a borrowing limit of $468 million under that agreement.

On May 3, 2004, Belair Real Estate entered an agreement to establish and acquire a majority interest in a Real Estate Joint Venture, Elkhorn. Belair Real Estate's acquisition of its interest in Elkhorn is expected to occur in the third quarter of 2004. Elkhorn is expected to indirectly own industrial properties with a value of approximately $193 million at acquisition. Belcrest Realty will own 80% of the interests in Elkhorn. The amount of Belair Real Estate's net investment in Elkhorn will depend in part on the terms of the anticipated mortgage financing to be obtained for the real estate assets, closing costs and other consideration. The Fund plans to increase its borrowings under the existing Credit Facility to fund its equity in Elkhorn and has begun discussions with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. in anticipation of its investment in Elkhorn.

The Fund has entered into interest rate swap agreements with respect to its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments at a predetermined spread plus one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of March 31, 2004, the unrealized depreciation related to the interest rate swap agreements was approximately $3.2 million. As of March 31, 2003, the unrealized depreciation related to the interest rate swap agreements was approximately $15.1 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------------------------------------------------------------------

INTEREST RATE RISK. The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Fund's Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Venture. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Fund's Credit Facility are reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of its borrowings under the Credit Facility used to acquire Belair Real Estate's equity in its real estate investments and to mitigate in part the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The Fund's interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

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

                            Interest Rate Sensitivity
                        Cost, Principal (Notional) Amount
                    by Contractual Maturity and Callable Date
                     for the Twelve Months Ended March 31,*

                                                                                                               Estimated
                                            2005      2006-2008     2009       Thereafter        Total        Fair Value
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
-----------------------------------------
Long-term debt:
-----------------------------------------
Fixed-rate mortgages                                                          $112,630,517   $112,630,517    $137,700,000
Average interest rate                                                                 8.33%          8.33%
-----------------------------------------
Variable-rate Credit Facility                                                 $468,000,000   $468,000,000    $468,000,000
Average interest rate                                                                 1.39%          1.39%
---------------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative financial instruments:
-----------------------------------------
Pay fixed/ receive variable interest
rate swap agreements                                                          $378,782,000   $378,782,000    $ (3,229,510)
Average pay rate                                                                      4.73%          4.73%
Average receive rate                                                                  1.39%          1.39%
---------------------------------------------------------------------------------------------------------------------------
Rate sensitive investments:
-----------------------------------------
Fixed-rate Partnership Preference
Units:
-----------------------------------------
Cabot Industrial Properties, L.P.,
8.625% Series B Cumulative Redeemable
Preferred Units, Callable 4/29/04,
Current Yield: 8.30%                     $28,455,170                                         $ 28,455,170    $ 27,544,100

Colonial Realty Limited Partnership,
7.25% Series B Cumulative Redeemable
Perpetual Preferred Units, Callable
2/24/09, Current
Yield: 7.39%                                                     $19,013,123                 $ 19,013,123    $ 22,068,000

                                                                                                               Estimated
                                            2005      2006-2008     2009       Thereafter        Total        Fair Value
------------------------------------------------------------------------------------------------------------------------------------

Essex Portfolio, L.P., 9.3% Series D
Cumulative Redeemable Preferred Units,
Callable 7/28/10, Current Yield: 8.90%                                        $ 20,212,880   $ 20,212,880    $ 20,888,480

Kilroy Realty, L.P., 7.45% Series A
Cumulative Redeemable Preferred Units,
Callable 9/30/09,
Current Yield: 7.82%                                                          $ 20,000,000   $ 20,000,000    $ 19,064,520

Liberty Property L.P., 9.25% Series B
Cumulative Redeemable Preferred Units,
Callable 7/28/04, Current Yield: 9.06%   $30,875,000                                         $ 30,875,000    $ 31,529,550

MHC Operating Limited Partnership, 9%
Series D Cumulative Redeemable
Perpetual Preference Units, Callable
9/29/04, Current
Yield: 8.86%                             $50,000,000                                         $ 50,000,000    $ 50,800,000

National Golf Operating Partnership,
L.P., 9.30% Series A Cumulative
Redeemable Preferred Units, Callable
2/6/03, Current Yield: 9.26%             $31,454,184                                         $ 31,454,184    $ 33,161,195

National Golf Operating Partnership,
L.P., 9.30% Series B Cumulative
Redeemable Preferred Units, Callable
2/6/03, Current Yield: 9.26%             $ 5,000,000                                         $  5,000,000    $  5,020,000

PSA Institutional Partners, L.P., 6.4%
Series NN Cumulative Redeemable
Perpetual Preferred Units, Callable
3/17/10, Current Yield: 6.90%                                                 $ 48,250,000   $ 48,250,000    $ 44,737,400

Price Development Company, L.P., 8.95%
Series B Cumulative Redeemable
Preferred Partnership Units, Callable
7/28/04, Current Yield: 8.86%            $30,625,000                                         $ 30,625,000    $ 30,931,250

Urban Shopping Centers, L.P., 9.45%
Series D Cumulative Redeemable
Perpetual Preferred Units, Callable      $25,000,000                                         $ 25,000,000    $ 25,692,700
10/1/04, Current Yield: 9.20%
-----------------------------------------
Note Receivable:
-----------------------------------------

Fixed-rate note receivable, 8%                                                $  2,070,580   $  2,070,580    $  2,262,886

* The investments listed reflect holdings as of March 31, 2004. The Fund's current holdings may differ.

ITEM 4.  CONTROLS AND PROCEDURES.
---------------------------------

Eaton Vance, as the Fund's manager, conducted an evaluation of the effectiveness of the Fund's disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial
Officer concluded that the Fund's disclosure controls and procedures were effective. There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.
--------------------------------------------------------------------------------

As described in the Fund's Annual Report on Form 10-K for the year ended December 31, 2003, shares of the Fund may be redeemed by Shareholders on any business day. Redemptions are met at the net asset value per share of the Fund. The right to redeem is available to all Shareholders and all outstanding Fund shares are eligible. During each month in the quarter ended March 31, 2004, the total number of shares redeemed and the average price paid per share were as follows:

                                  Total No. of Shares    Average Price Paid Per
Month Ended                           Redeemed(1)                Share
--------------------------------------------------------------------------------
January 31, 2004                      25,864.66                 $120.57
--------------------------------------------------------------------------------
February 29, 2004                     49,597.46                 $122.06
--------------------------------------------------------------------------------
March 31, 2004                        59,648.83                 $121.77
--------------------------------------------------------------------------------
Total                                135,110.94                $121.55
--------------------------------------------------------------------------------
(1) All shares redeemed during the periods were redeemed at the option of Shareholders pursuant to the Fund's redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of Shareholders.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

No matters were submitted to a vote of security holders during the three months ended March 31, 2004.

ITEM 5.  OTHER INFORMATION.
---------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
------------------------------------------

(a)  The following is a list of all exhibits filed as part of this Form 10-Q:

4.1(a) Amendment No. 1 dated March 16, 2004 to the Loan and Security Agreement between Belair Capital Fund LLC and DrKW Holdings, Inc.

4.2(a) Amendment No. 1 dated March 16, 2004 to the Loan and Security Agreement between Belair Capital Fund LLC, Merrill Lynch Mortgage Capital, Inc., the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

21     List of Subsidiaries

31.1  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted  Pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002

31.2  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted  Pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002

32.1  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted  Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002

32.2  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted  Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on May 10, 2004.




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

                                  EXHIBIT INDEX
                                  -------------

4.1(a) Amendment No. 1 dated March 16, 2004 to the Loan and Security Agreement between Belair Capital Fund LLC and DrKW Holdings, Inc.

4.2(a) Amendment No. 1 dated March 16, 2004 to the Loan and Security Agreement between Belair Capital Fund LLC, Merrill Lynch Mortgage Capital, Inc., the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

21     List of Subsidiaries

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