Form 10-Q
period 2004-06-30
BELAIR CAPITAL FUND LLC
filed 2004-08-09
CIK 1050816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                  For the quarterly period ended June 30, 2004
                                                 -------------

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

                                   YES  X      NO
                                       ---        ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                                   YES  X      NO
                                       ---        ---

                             BELAIR CAPITAL FUND LLC
                               Index to Form 10-Q

PART I    FINANCIAL INFORMATION                                           Page

Item 1.   Condensed Consolidated Financial Statements                       3

          Condensed Consolidated Statements of Assets and Liabilities
          as of June 30, 2004 (Unaudited) and December 31, 2003             3

          Condensed Consolidated Statements of Operations (Unaudited)
          for the Three Months Ended June 30, 2004 and 2003 and for the
          Six Months Ended June 30, 2004 and 2003                           4

          Condensed Consolidated Statements of Changes in Net Assets
          for the Six Months Ended June 30, 2004 (Unaudited) and the
          Year Ended December 31, 2003                                      6

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Six Months Ended June 30, 2004 and 2003                   7

          Financial Highlights (Unaudited) for the Six Months Ended
          June 30, 2004                                                     9

          Notes to Condensed Consolidated Financial Statements as of
          June 30, 2004 (Unaudited)                                        10

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       22

Item 4.   Controls and Procedures                                          25

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                25

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases
          of Equity Securities                                             25

Item 3.   Defaults Upon Senior Securities                                  25

Item 4.   Submission of Matters to a Vote of Security Holders              25

Item 5.   Other Information                                                26

Item 6.   Exhibits and Reports on Form 8-K                                 26

SIGNATURES                                                                 27

EXHIBIT INDEX                                                              28

PART I.   FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                                June 30, 2004       December 31,
                                                 (Unaudited)           2003
                                                --------------    --------------
Assets:
 Investment in Belvedere Capital Fund
  Company LLC (Belvedere Company)               $1,608,405,284    $1,588,195,284
 Investment in Partnership Preference Units        305,783,310       318,042,995
 Investment in other real estate                   185,246,356       162,585,380
 Short-term investments                             16,000,000        11,765,330
                                                --------------    --------------
Total investments                               $2,115,434,950    $2,080,588,989
 Cash                                                2,564,853         8,687,577
 Escrow deposits - restricted                           80,839            80,839
 Open interest rate swap agreements, at value        6,529,868         1,644,344
 Distributions and interest receivable                 127,031           694,054
 Other assets                                        2,997,165         1,144,720
                                                --------------    --------------
Total assets                                    $2,127,734,706    $2,092,840,523
                                                --------------    --------------

Liabilities:
 Loan payable - Credit Facility                 $  468,000,000    $  447,000,000
 Mortgage payable                                  112,630,517       112,630,517
 Payable for Fund Shares redeemed                      200,000         1,180,000
 Distributions payable to minority shareholders              -            16,800
 Swap interest payable                                 210,383           243,920
 Security deposits                                     443,809           372,900
 Accrued expenses:
  Interest expense                                     942,695           920,797
  Property taxes                                       866,975           576,590
  Other expenses and liabilities                       421,592           669,458
 Minority interests in controlled subsidiaries      13,637,454         6,947,692
                                                --------------    --------------
Total liabilities                               $  597,353,425    $  570,558,674
                                                --------------    --------------

Net assets                                      $1,530,381,281    $1,522,281,849

                                                --------------    --------------
Shareholders' Capital                           $1,530,381,281    $1,522,281,849
                                                --------------    --------------

Shares outstanding                                  12,523,816        12,728,157
                                                --------------    --------------

Net asset value and redemption price per Share  $       122.20    $       119.60
                                                --------------    --------------

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

                                                    Three Months   Three Months    Six Months    Six Months
                                                       Ended          Ended          Ended         Ended
                                                   June 30, 2004  June 30, 2003  June 30, 2004  June 30, 2003
                                                   -------------  -------------  -------------  -------------
Investment Income:
 Dividends allocated from Belvedere Company
  (net of foreign taxes of $133,243, $92,086,
  $199,652 and $152,043, respectively)              $ 6,114,372    $ 5,051,085    $11,671,799    $ 9,972,661
 Interest allocated from Belvedere Company               18,865        158,005         45,403        249,852
 Expenses allocated from Belvedere Company           (2,376,174)    (2,122,158)    (4,786,308)    (4,124,509)
                                                    -----------    -----------    -----------    -----------
 Net investment income allocated from
  Belvedere Company                                 $ 3,757,063    $ 3,086,932    $ 6,930,894    $ 6,098,004
 Distributions from Partnership Preference Units      7,022,667      9,656,110     15,493,544     19,308,901
 Rental income                                        5,602,237      5,483,433     11,113,455     11,067,605
 Interest                                               137,621         63,229        242,769        109,448
                                                    -----------    -----------    -----------    -----------
Total investment income                             $16,519,588    $18,289,704    $33,780,662    $36,583,958
                                                    -----------    -----------    -----------    -----------
Expenses:
 Investment advisory and administrative fees        $ 1,390,558    $ 1,352,111    $ 2,791,673    $ 2,637,073
 Property management fees                               223,344        222,039        441,881        444,666
 Servicing fees                                         154,895        131,906        322,438        247,720
 Interest expense on mortgages                        2,386,111      2,386,111      4,772,222      4,772,222
 Interest expense on Credit Facility                  1,696,182      2,422,481      3,367,062      4,971,353
 Property and maintenance expenses                    1,680,746      1,567,507      3,257,272      3,117,760
 Property taxes and insurance                           693,586        751,907      1,394,367      1,506,554
 Amortization of deferred expenses                            -              -              -          9,099
 Miscellaneous                                          191,034        183,543        327,420        310,141
                                                    -----------    -----------    -----------    -----------
Total expenses                                      $ 8,416,456    $ 9,017,605    $16,674,335    $18,016,588
                                                    -----------    -----------    -----------    -----------
Net investment income before
 minority interest in net income of
 controlled subsidiaries                            $ 8,103,132    $ 9,272,099    $17,106,327    $18,567,370
Minority interest in net income
 of controlled subsidiaries                            (115,744)      (149,592)      (225,980)      (321,751)
                                                    -----------    -----------    -----------    -----------
Net investment income                               $ 7,987,388    $ 9,122,507    $16,880,347    $18,245,619
                                                    -----------    -----------    -----------    -----------

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                    Three Months   Three Months    Six Months     Six Months
                                                        Ended          Ended          Ended          Ended
                                                    June 30, 2004  June 30, 2003  June 30, 2004  June 30, 2003
                                                    -------------  -------------  -------------  -------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
 Investment transactions and foreign
  currency transactions allocated from
  Belvedere Company (identified cost basis)         $ 5,985,586    $  3,705,353    $11,836,499   $ (2,191,186)
 Investment transactions in Partnership
  Preference Units (identified cost basis)                    -               -      2,399,543             92
 Interest rate swap agreements (1)                   (3,193,756)     (4,875,697)    (6,245,551)   (11,984,376)
                                                    -----------    ------------    -----------   ------------
Net realized gain (loss)                            $ 2,791,830    $ (1,170,344)   $ 7,990,491   $(14,175,470)
                                                    -----------    ------------    -----------   ------------
Change in unrealized appreciation
 (depreciation)
 Investments and foreign currency
  allocated from Belvedere Company
  (identifed cost basis)                            $10,427,667    $165,762,777    $34,441,442   $104,742,932
 Investment in Partnership Preference Units
  (identified cost basis)                            (5,653,884)      3,001,536    (12,611,935)    27,138,712
 Investment in other real estate (net of
  minority interests in unrealized gain
  of controlled subsidiaries of $151,672,
  $519,169, $2,059,804 and $170,020, respectively)     (486,900)        670,139     (2,445,242)       236,994
 Interest rate swap agreements                        9,759,378       4,213,887      4,885,524     10,456,140
                                                    -----------    ------------    -----------   ------------
Net change in unrealized appreciation
 (depreciation)                                     $14,046,261    $173,648,339    $24,269,789   $142,574,778
                                                    -----------    ------------    -----------   ------------

Net realized and unrealized gain                    $16,838,091    $172,477,995    $32,260,280   $128,399,308
                                                    -----------    ------------    -----------   ------------

Net increase in net assets from operations          $24,825,479    $181,600,502    $49,140,627   $146,644,927
                                                    ===========    ============    ===========   ============

(1) Amounts represent periodic payments made in connection with interest rate swap agreements. (Note 4)

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets

                                                   Six Months
                                                     Ended          Year Ended
                                                 June 30, 2004     December 31,
                                                  (Unaudited)         2003
                                                ---------------  ---------------
Increase (Decrease) in Net Assets:
 Net investment income                          $   16,880,347   $   34,029,533
 Net realized gain (loss) from investment
  transactions, foreign currency transactions
  and interest rate swap agreements                  7,990,491       (6,702,427)
 Net change in unrealized appreciation
  (depreciation) of investments, foreign
  currency and interest rate swap agreements        24,269,789      335,001,122
                                                --------------   --------------
Net increase in net assets from operations      $   49,140,627   $  362,328,228
                                                --------------   --------------
Transactions in Fund Shares -
 Net asset value of Fund Shares issued to
  Shareholders in payment of distributions
  declared                                      $    7,259,756   $    2,956,829
 Net asset value of Fund Shares redeemed           (32,021,472)     (82,202,891)
                                                --------------   --------------
Net decrease in net assets from Fund Share
 transactions                                   $  (24,761,716)  $  (79,246,062)
                                                --------------   --------------
Distributions -
 Distributions to Shareholders                  $  (16,279,479)  $   (6,607,973)
                                                --------------   --------------
Total distributions                             $  (16,279,479)  $   (6,607,973)
                                                --------------   --------------

Net increase in net assets                      $    8,099,432   $  276,474,193

Net assets:
 At beginning of period                         $1,522,281,849   $1,245,807,656
                                                --------------   --------------
 At end of period                               $1,530,381,281   $1,522,281,849
                                                ==============   ==============

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                          Six Months        Six Months
                                                                            Ended             Ended
                                                                         June 30, 2004    June 30, 2003
                                                                         -------------    -------------
Cash Flows From (For) Operating Activities -
Net increase in net assets from operations                               $ 49,140,627     $ 146,644,927
Adjustments to reconcile net increase in net assets from
 operations to net cash flows (for) from operating activities -
  Net investment income allocated from Belvedere Company                   (6,930,894)       (6,098,004)
  Decrease in escrow deposits                                                       -           993,440
  Decrease in receivable for investments sold                                       -         4,952,435
  Increase in interest receivable from other real estate investments          (87,281)          (65,074)
  (Increase) decrease in other assets                                      (1,715,188)           94,223
  Decrease in distributions and interest receivable                           567,023           740,741
  Decrease in interest payable for open swap agreements                       (33,537)       (3,653,354)
  Decrease in security deposits, accrued interest and accrued
   other expenses and liabilities                                            (200,959)         (411,383)
  Increase in accrued property taxes                                          199,029           108,974
  Purchases of Partnership Preference Units                               (48,668,050)                -
  Proceeds from sales of Partnership Preference Units                      50,715,343                 -
  Payment for investments in other real estate                            (17,686,317)                -
  Improvements to rental property                                            (851,239)         (821,949)
  Net increase in investment in Belvedere Company                                   -        (3,500,000)
  Interest incurred on interest rate swap agreements                       (6,245,551)      (11,984,376)
  (Increase) decrease in short-term investments                            (4,234,670)        3,426,881
  Minority interest in net income of controlled subsidiaries                  225,980           321,751
  Net realized (gain) loss from investment transactions                    (7,990,491)       14,175,470
  Net change in unrealized (appreciation) depreciation of investments     (24,269,789)     (142,574,778)
                                                                         ------------     -------------
Net cash flows (for) from operating activities                           $(18,065,964)    $   2,349,924
                                                                         ------------     -------------
Cash Flows From (For) Financing Activities -
 Proceeds from (repayment of) Credit Facility                            $ 21,000,000     $  (8,000,000)
 Payments for Fund Shares redeemed                                             (2,637)           (1,646)
 Distributions paid to Shareholders                                        (9,019,723)       (3,651,144)
 Distributions paid to minority shareholders                                  (34,400)          (17,600)
                                                                         ------------     -------------
Net cash flows from (for) financing activities                           $ 11,943,240     $ (11,670,390)
                                                                         ------------     -------------

Net decrease in cash                                                     $ (6,122,724)    $  (9,320,466)

Cash at beginning of period                                              $  8,687,577     $  16,067,430
                                                                         ------------     -------------
Cash at end of period                                                    $  2,564,853     $   6,746,964
                                                                         ============     =============

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                          Six Months        Six Months
                                                                            Ended             Ended
                                                                         June 30, 2004    June 30, 2003
                                                                         -------------    -------------
Supplemental Disclosure and Non-cash Investing and
 Financing Activities -
  Interest paid on loan - Credit Facility                                $  3,297,247     $   4,933,537
  Interest paid on swap agreements                                       $  6,279,088     $  15,637,730
  Interest paid on mortgage                                              $  4,691,061     $   4,691,061
  Market value of securities distributed in payment of redemptions       $ 32,998,835     $  36,865,637
  Market value of real property and other assets, net of current liabilities, assumed in conjunction with the acquisition of
   other real estate                                                     $ 22,107,896     $           -
  Partnership Preference Units exchanged for an equity investment
   in real estate companies and an investment in note receivable         $          -     $  (3,977,592)
  Market value of an equity investment in real estate companies          $          -     $   1,907,012
  Investment in note receivable                                          $          -     $   2,070,580

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC as of June 30, 2004
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FINANCIAL HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2004
--------------------------------------------------------------------------------
Net asset value - Beginning of period                                  $119.600
--------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS
--------------------------------------------------------------------------------
Net investment income (6)                                              $  1.333
Net realized and unrealized gain                                          2.547
--------------------------------------------------------------------------------
TOTAL INCOME FROM OPERATIONS                                           $  3.880
--------------------------------------------------------------------------------

DISTRIBUTIONS
--------------------------------------------------------------------------------
Distributions to Shareholders                                          $ (1.280)
--------------------------------------------------------------------------------
TOTAL DISTRIBUTIONS                                                    $ (1.280)
--------------------------------------------------------------------------------

NET ASSET VALUE - END OF PERIOD                                        $122.200
--------------------------------------------------------------------------------

TOTAL RETURN(1)                                                            3.28%
--------------------------------------------------------------------------------




                                              As a Percentage   As a Percentage
                                              of Average Net   of Average Gross
RATIOS                                           Assets(5)        Assets(2)(5)
--------------------------------------------------------------------------------
Expenses of Consolidated Real Property
Subsidiaries
 Interest and other borrowing costs(7)           0.52%(9)           0.38%(9)
 Operating expenses(7)                           0.55%(9)           0.40%(9)
Belair Capital Fund LLC Expenses
 Interest and other borrowing costs(4)(8)        0.44%(9)           0.32%(9)
 Investment advisory and administrative fees,
  servicing fees and other Fund operating
  expenses(3)(4)                                 1.08%(9)           0.79%(9)
                                              ----------------------------------
Total expenses                                   2.59%(9)           1.89%(9)

Net investment income                            2.22%(9)           1.63%(9)
--------------------------------------------------------------------------------

SUPPLEMENTAL DATA
--------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                            $1,530,381
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)         1.73%
--------------------------------------------------------------------------------

(1) Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.
(2) Average Gross Assets is defined as the average daily amount of all assets of Belair Capital Fund LLC (Belair Capital) (not including its investment in Belair Real Estate Corporation (Belair Real Estate)) plus all assets of Belair Real Estate minus the sum of their liabilities other than the principal amount of money borrowed. For this purpose, the assets of Belair Real Estate's controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belair Real Estate.
(3) Includes Belair Capital's share of Belvedere Capital Fund Company LLC's allocated expenses, including those expenses allocated from the Portfolio.
(4) Includes the expenses of Belair Capital and Belair Real Estate. Does not include expenses of the real estate subsidiaries majority-owned by Belair Real Estate.
(5) For the purpose of calculating ratios, the income and expenses of Belair Real Estate's controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belair Real Estate.
(6)  Calculated using average shares outstanding.
(7) Includes Belair Real Estate's proportional share of expenses incurred by its majority-owned subsidiaries.
(8) Ratios do not include interest incurred in connection with the interest rate swap agreements. Had such amounts been included, ratios would be higher.
(9)  Annualized.

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC as of June 30, 2004
Notes To Condensed Consolidated Financial Statements (Unaudited)

1    Organization and Basis of Presentation

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

The balance sheet at December 31, 2003 and the statement of changes in net assets for the year then ended have been derived from the December 31, 2003 audited financial statements but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

Certain  amounts  in  the  prior  periods'  condensed   consolidated   financial
statements   have  been   reclassified   to  conform  with  the  current  period
presentation.

During the quarter ended June 30, 2004, Belair Real Estate Corporation (Belair Real Estate) made an indirect investment in real property through a newly established controlled subsidiary, Elkhorn Property Trust (Elkhorn), as described below. The consolidated financial statements include the accounts of Elkhorn and all material intercompany accounts and transactions have been eliminated.

Subsidiary-

Elkhorn- On May 3, 2004, Belair Real Estate entered into an agreement to establish and acquire a majority interest in a controlled subsidiary, Elkhorn. On June 30, 2004, Elkhorn acquired a majority interest in five industrial properties located in four states (Texas, Tennessee, Ohio and Georgia). On August 4, 2004, Elkhorn acquired an additional seventeen industrial properties located in five states (Florida, New Jersey, Ohio, Pennsylvania and South Carolina). Belair Real Estate owns 100% of the Class A Units of Elkhorn, representing 60% of the voting interests in Elkhorn and a minority shareholder (the Elkhorn Minority Shareholder) owns 100% of the Class B units, representing 40% of the voting interests in Elkhorn. The Class B equity interest is recorded as a minority interest on the Consolidated Statements of Assets and Liabilities. The primary distinctions between the two classes of shares are the distribution priority and voting rights. Belair Real Estate has priority in distributions and has greater voting rights than the holder of the Class B units. From and after August 4, 2014, either Belair Real Estate or the Elkhorn Minority Shareholder may cause a liquidation of Elkhorn and, if Belair Real Estate makes that election, the Elkhorn Minority Shareholder has the right either to purchase the shares of Elkhorn owned by Belair Real Estate or to acquire the assets of Elkhorn, in either case at a price determined through an appraisal of the assets of Elkhorn.

2    Investment Transactions

The following table summarizes the Fund's investment transactions for the six months ended June 30, 2004 and June 30, 2003:

                                              Six Months Ended  Six Months Ended
          Investment Transaction               June 30, 2004      June 30, 2003
--------------------------------------------------------------------------------
Increases in investment in Belvedere Company   $          -        $  4,000,000
Decreases in investment in Belvedere Company   $ 32,998,835        $ 37,365,637
Acquisition of other real property(1)          $ 17,686,317        $          -
Purchases of Partnership Preference Units(2)   $ 48,668,050        $          -
Sales of Partnership Preference Units(3)       $ 50,715,343        $          -
--------------------------------------------------------------------------------

(1) On June 30, 2004, Belair Real Estate purchased an indirect investment in real property through a controlled subsidiary, Elkhorn, as described below. At the date of the transaction, the value of Belair Real Estate's interest in its real property investment in Elkhorn was $17,690,553.
(2) Purchases of Partnership Preference Units during the six months ended June 30, 2004 include Partnership Preference Units purchased from another investment fund advised by Boston Management and Research (Boston Management).
(3) Sales of Partnership Preference Units for the six months ended June 30, 2004 include Partnership Preference Units sold to another investment fund advised by Boston Management for which a loss of $997,698 was recognized.

On May 3, 2004, Belair Real Estate entered into an agreement to establish and acquire a majority interest in a controlled subsidiary, Elkhorn. On June 30, 2004, Elkhorn acquired a majority interest in five separate industrial properties. The seller retained a minority interest in the properties and an affiliate of the Elkhorn Minority Shareholder manages the properties. When Elkhorn acquired the real estate investment, a portion of the real estate's purchase price was allocated to the estimated fair value of in-place leases in accordance with Statement of Financial Accounting Standards 141. At June 30, 2004, the real estate investment balance includes the estimated fair value of net unfavorable in-place leases totaling $231,735 at acquisition. The properties are leased under fixed-term operating leases on a long-term basis. At June 30, 2004, the minimum lease payments expected to be received by Elkhorn on leases with lease periods greater than one year are as follows:

Twelve Months Ending June 30,   Amount
-----------------------------------------
2005                         $ 1,962,494
2006                           1,857,478
2007                           1,515,106
2008                           1,028,257
2009                             737,755
Thereafter                       157,655
                             -----------
                             $ 7,258,745
                             ===========

On August 4, 2004, the Fund made an additional investment in Elkhorn of $161,644,755. Elkhorn concurrently acquired a majority interest in an additional seventeen industrial properties. An affiliate of the Elkhorn Minority Shareholder manages the properties. All of the Elkhorn properties are leased under fixed-term operating leases on a long-term basis.

During the six months ended June 30, 2003, the Fund exchanged Partnership Preference Units in the amount of $3,977,592 for an equity investment in two private real estate companies affiliated with the issuer of such formerly held Partnership Preference Units and a note receivable in the amounts of $1,907,012 and $2,070,580, respectively. The secured note receivable (valued at $2,306,993 as of June 30, 2004 and $2,135,654 as of June 30, 2003) earns interest of 8% per annum and matures in February 2013 or on demand.

3    Indirect Investment in the Portfolio

The following table summarizes the Fund's investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company), for the six months ended June 30, 2004 and June 30, 2003, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

                                                                                Six Months Ended     Six Months Ended
                                                                                  June 30, 2004       June 30, 2003
------------------------------------------------------------------------------------------------------------------------
Belvedere Company's interest in the Portfolio(1)                                $ 11,762,239,521     $  9,599,217,401
The Fund's investment in Belvedere Company(2)                                   $  1,608,405,284     $  1,436,699,926
Income allocated to Belvedere Company from the Portfolio                        $     83,686,364     $     66,798,353
Income allocated to the Fund from Belvedere Company                             $     11,717,202     $     10,222,513
Expenses allocated to Belvedere Company from the Portfolio                      $     25,387,359     $     20,113,419
Expenses allocated to the Fund from Belvedere Company                           $      4,786,308     $      4,124,509
Net realized gain (loss) from investment transactions and foreign currency
  transactions allocated to Belvedere Company from the Portfolio                $     72,573,660     $    (17,889,099)
Net realized gain (loss) from investment transactions and foreign currency
  transactions allocated to the Fund from Belvedere Company                     $     11,836,499     $     (2,191,186)
Net change in unrealized appreciation (depreciation) of investments and
  foreign currency allocated to Belvedere Company from the Portfolio            $    255,505,090     $   (698,962,649)
Net change in unrealized appreciation (depreciation) of investments and
  foreign currency allocated to the Fund from Belvedere Company                 $     34,441,442     $    104,742,932
----------------------------------------------------------------------------- ------------------------------------------

(1) As of June 30, 2004 and 2003, the value of Belvedere Company's interest in the Portfolio represents 64.7% and 61.7% of the Portfolio's net assets, respectively.
(2) As of June 30, 2004 and 2003, the Fund's investment in Belvedere Company represents 13.7% and 15.0% of Belvedere Company's net assets, respectively.

A summary of the Portfolio's Statement of Assets and Liabilities at June 30, 2004, December 31, 2003 and June 30, 2003 and its operations for the six months ended June 30, 2004, for the year ended December 31, 2003 and for the six months ended June 30, 2003 follows:

                                                     June 30, 2004      December 31, 2003       June 30, 2003
                                                 -------------------------------------------------------------
Investments, at value                              $ 18,156,546,589      $ 17,584,390,762     $ 15,616,951,272
Other assets                                             30,174,170            25,462,745           26,660,614
--------------------------------------------------------------------------------------------------------------
Total assets                                       $ 18,186,720,759      $ 17,609,853,507     $ 15,643,611,886
Total liabilities                                           138,607               264,502           93,843,137
--------------------------------------------------------------------------------------------------------------
Net assets                                         $ 18,186,582,152      $ 17,609,589,005     $ 15,549,768,749
==============================================================================================================
Dividends and interest                             $    131,109,908      $    232,925,912     $    109,393,140
--------------------------------------------------------------------------------------------------------------
Investment adviser fee                             $     38,780,667      $     67,584,543     $     31,979,032
Other expenses                                            1,025,267             2,295,653              985,298
--------------------------------------------------------------------------------------------------------------
Total expenses                                     $     39,805,934      $     69,880,196     $     32,964,330
--------------------------------------------------------------------------------------------------------------
Net investment income                              $     91,303,974      $    163,045,716     $     76,428,810
Net realized gain (loss) from investment
 transactions and foreign currency transactions         118,166,339            70,909,770         (29,306,399)
Net change in unrealized appreciation
 (depreciation) of investments and foreign
 currency                                               397,547,485         3,174,709,110        1,126,151,279
--------------------------------------------------------------------------------------------------------------
Net increase in net assets from operations         $    607,017,798      $  3,408,664,596     $  1,173,273,690
--------------------------------------------------------------------------------------------------------------

4    Interest Rate Swap Agreements

Belair Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belair Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements open at June 30, 2004 and December 31, 2003, are listed below.


           Notional                             Initial
            Amount                             Optional       Final       Unrealized           Unrealized
Effective   (000's     Fixed    Floating      Termination  Termination  Appreciation at      Appreciation at
   Date    omitted)    Rate       Rate           Date         Date       June 30, 2004     December 31, 2003
---------------------------------------------------------------------------------------------------------------
  10/03    $20,000    4.045%   LIBOR + 0.30%       -          6/10       $    716,021       $    230,597
  02/04     95,952     5.00%   LIBOR + 0.30%     08/04        6/10            799,431                  -
  10/03     95,952     5.05%   LIBOR + 0.30%     02/04        6/10                  - *          218,976
  10/03     61,500    4.865%   LIBOR + 0.30%     07/04        6/10            740,135            212,857
  10/03     75,000    4.795%   LIBOR + 0.30%     09/04        6/10          1,067,095            304,067
  10/03     42,000     4.69%   LIBOR + 0.30%     02/05        6/10            725,432            201,570
  10/03     49,000    4.665%   LIBOR + 0.30%     03/05        6/10            879,202            240,892
  10/03     35,330     4.18%   LIBOR + 0.30%     07/09        6/10          1,066,054            235,385
  06/04    104,176    4.875%   LIBOR + 0.00%       -          6/12            536,498**                -
---------------------------------------------------------------------------------------------------------------
                                                                         $  6,529,868       $  1,644,344
---------------------------------------------------------------------------------------------------------------

*    Agreement was terminated on the Initial Optional Termination Date.
** On May 3, 2004, Belair Capital entered into a forward interest rate swap agreement with Merrill Lynch Capital Services, Inc. in anticipation of its future investment in a controlled subsidiary, Elkhorn, for the purpose of hedging the interest rate of substantially all of the expected fixed-rate mortgage financing of the real property over the expected 8-year term. Such agreement was terminated in July 2004 and the Fund realized a gain of $536,498 upon termination.

5    Debt

Credit Facility- In August 2004, additional borrowings under the Credit Facility in the amount of $100,000,000 were used to purchase an additional interest in the real estate investment Elkhorn, a real estate subsidiary of Belair Real Estate. This borrowing accrues interest at a rate of one-month LIBOR plus 0.38% per annum.

On August 4, 2004, Elkhorn acquired a majority interest in seventeen industrial properties (See Note 2). To finance the Fund's investment in the properties acquired by Elkhorn, Belair Capital increased the amount available under its credit arrangement with Merrill Lynch Mortgage Capital, Inc. (Merrill Lynch) by $13,000,000 under a temporary arrangement (the Temporary Arrangement) and borrowed that amount. The borrowing under the Temporary Arrangement accrues interest at a rate of one-month LIBOR plus 0.90% and is for a term of sixty days, subject to a thirty-day extension. Any unused amount of the increase pertaining to the Temporary Arrangement is subject to a commitment fee of 0.10% per annum. The assets of Belair Capital, excluding the assets of Bel Residential Properties Trust (Bel Residential) and Elkhorn, secure all borrowings under the credit arrangement with Merrill Lynch.

Elkhorn expects to obtain first mortgage financing for its investment in the third and fourth quarters of 2004. The proceeds from such first mortgage financing will be used to repay Belair Capital, and accordingly, Belair Capital will repay its borrowings under the Temporary Arrangement and a portion of other borrowings under the Credit Facility.

6    Segment Information

Belair Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Company, Belair Capital invests in real estate assets through its subsidiary Belair Real Estate. Belair Real Estate invests directly and indirectly in Partnership Preference Units, debt and equity investments in private real estate companies and in real property through controlled subsidiaries Bel Residential and Elkhorn (See Note 1).

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

                                                           Tax-Managed
For the Three Months Ended                                    Growth              Real
June 30, 2004                                               Portfolio*           Estate               Total
------------------------------------------------------------------------------------------------------------------
Revenue                                                  $   3,757,063       $  12,677,866        $   16,434,929
Interest expense on mortgages                                        -          (2,386,111)           (2,386,111)
Interest expense on credit facilities                                -          (1,527,070)           (1,527,070)
Operating expenses                                            (723,818)         (3,370,438)           (4,094,256)
Minority interest in net income of controlled
 subsidiaries                                                        -            (115,744)             (115,744)
------------------------------------------------------------------------------------------------------------------
Net investment income                                    $   3,033,245       $   5,278,503        $    8,311,748
Net realized gain (loss)                                     5,985,586          (3,193,756)            2,791,830
Net change in unrealized appreciation (depreciation)        10,427,667           3,618,594            14,046,261
------------------------------------------------------------------------------------------------------------------
Net increase in net assets from operations of
 reportable segments                                     $  19,446,498       $   5,703,341        $   25,149,839
------------------------------------------------------------------------------------------------------------------

                                                           Tax-Managed
For the Three Months Ended                                    Growth              Real
June 30, 2003                                               Portfolio*           Estate               Total
------------------------------------------------------------------------------------------------------------------
Revenue                                                  $   3,086,932       $  15,191,521        $   18,278,453
Interest expense on mortgages                                        -          (2,386,111)           (2,386,111)
Interest expense on Credit Facility                                  -          (2,349,806)           (2,349,806)
Operating expenses                                            (543,486)         (3,455,002)           (3,998,488)
Minority interest in net income of controlled
 subsidiary                                                          -            (149,592)             (149,592)
------------------------------------------------------------------------------------------------------------------
Net investment income                                    $   2,543,446        $  6,851,010        $    9,394,456
Net realized gain (loss)                                     3,705,353          (4,875,697)           (1,170,344)
Net change in unrealized appreciation (depreciation)       165,762,777           7,885,562           173,648,339
------------------------------------------------------------------------------------------------------------------
Net increase in net assets from operations of
 reportable segments                                     $ 172,011,576        $  9,860,875        $  181,872,451
------------------------------------------------------------------------------------------------------------------

                                                           Tax-Managed
For the Six Months Ended                                      Growth              Real
June 30, 2004                                               Portfolio*           Estate               Total
------------------------------------------------------------------------------------------------------------------
Revenue                                                  $   6,930,894       $  26,712,415        $   33,643,309
Interest expense on mortgages                                        -          (4,772,222)           (4,772,222)
Interest expense on Credit Facility                                  -          (3,097,697)           (3,097,697)
Operating expenses                                          (1,423,482)         (6,646,271)           (8,069,753)
Minority interest in net income of controlled
 subsidiary                                                          -            (225,980)             (225,980)
------------------------------------------------------------------------------------------------------------------
Net investment income                                    $   5,507,412       $  11,970,245        $   17,477,657
Net realized gain (loss)                                    11,836,499          (3,846,008)            7,990,491
Net change in unrealized appreciation (depreciation)        34,441,442         (10,171,653)           24,269,789
------------------------------------------------------------------------------------------------------------------
Net increase (decrease)  in net assets from operations
 of reportable segments                                  $  51,785,353       $  (2,047,416)       $   49,737,937
------------------------------------------------------------------------------------------------------------------

                                                           Tax-Managed
For the Six Months Ended                                      Growth              Real
June 30, 2003                                               Portfolio*           Estate               Total
------------------------------------------------------------------------------------------------------------------
Revenue                                                  $   6,098,004       $  30,456,141        $   36,554,145
Interest expense on mortgages                                        -          (4,772,222)           (4,772,222)
Interest expense on Credit Facility                                  -          (4,822,212)           (4,822,212)
Operating expenses                                          (1,047,225)         (6,825,261)           (7,872,486)
Minority interest in net income of controlled
 subsidiary                                                          -            (321,751)             (321,751)
------------------------------------------------------------------------------------------------------------------
Net investment income                                    $   5,050,779       $  13,714,695        $   18,765,474
Net realized loss                                           (2,191,186)        (11,984,284)          (14,175,470)
Net change in unrealized appreciation (depreciation)       104,742,932          37,831,846           142,574,778
------------------------------------------------------------------------------------------------------------------
Net increase in net assets from operations of
 reportable segments                                     $ 107,602,525       $  39,562,257        $  147,164,782
------------------------------------------------------------------------------------------------------------------


                                                            Tax-Managed           Real
At June 30, 2004                                         Growth Portfolio*       Estate               Total
------------------------------------------------------------------------------------------------------------------
Segment assets                                           $  1,608,405,284    $ 503,583,475        $ 2,111,988,759
Segment liabilities                                               200,000      567,314,243            567,514,243
------------------------------------------------------------------------------------------------------------------
Net assets (liabilities) of reportable segments          $  1,608,205,284    $ (63,730,768)       $ 1,544,474,516
------------------------------------------------------------------------------------------------------------------

At December 31, 2003
------------------------------------------------------------------------------------------------------------------
Segment assets                                           $  1,588,195,284    $ 487,471,604        $ 2,075,666,888
Segment liabilities                                             1,180,000      544,629,124            545,809,124
------------------------------------------------------------------------------------------------------------------
Net assets (liabilities) of reportable segments          $  1,587,015,284     $(57,157,520)       $ 1,529,857,764
------------------------------------------------------------------------------------------------------------------

* Belair Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

                                                       Three Months     Three Months       Six Months       Six Months
                                                          Ended             Ended            Ended             Ended
                                                      June 30, 2004     June 30, 2003    June 30, 2004     June 30, 2003
                                                     --------------------------------------------------------------------
Revenue:
 Revenue from reportable segments                     $ 16,434,929     $  18,278,453      $ 33,643,309     $  36,554,145
  Unallocated amounts:
   Interest earned on cash not invested in
    the Portfolio or in subsidiaries                        84,659            11,251           137,353           29,813
                                                     --------------------------------------------------------------------
Total revenue                                         $ 16,519,588     $  18,289,704      $ 33,780,662     $  36,583,958
                                                     --------------------------------------------------------------------

Net increase (decrease) in net assets from operations:
 Net increase in net assets from operations of
  reportable segments                                 $ 25,149,839     $ 181,872,451      $ 49,737,937     $ 147,164,782
 Unallocated amounts:
  Interest earned on cash not invested in
   the Portfolio or in subsidiaries                         84,659            11,251           137,353            29,813
  Unallocated amounts(1):
    Servicing fees                                        (154,895)         (131,906)         (322,438)         (247,720)
    Interest expense on Credit Facility                   (169,112)          (72,675)         (269,365)         (149,141)
    Audit, tax and legal fees                              (53,924)          (42,358)          (99,025)          (90,289)
    Other operating expenses                               (31,088)          (36,261)          (43,835)          (62,518)
                                                     --------------------------------------------------------------------
Total net increase in net assets from operations      $ 24,825,479     $ 181,600,502      $ 49,140,627     $ 146,644,927
                                                     --------------------------------------------------------------------

                                         June 30, 2004       December 31, 2003
                                       -----------------------------------------
Net assets:
 Net assets of reportable segments      $ 1,544,474,516       $ 1,529,857,764
 Unallocated cash                                 5,074             5,408,305
 Short-term investments(2)                   16,000,000            11,765,330
 Loan payable - Credit Facility(3)          (29,940,457)          (24,579,481)
 Other liabilities                             (157,852)             (170,069)
                                       -----------------------------------------
Total net assets                        $ 1,530,381,281       $ 1,522,281,849
                                       -----------------------------------------

(1) Unallocated amounts represent expenses incurred that pertain to the overall operation of Belair Capital, and do not pertain to either operating segment.
(2) Short-term investments represent temporary investments of cash. Such amounts may be used to finance the Fund's equity in real estate investments, to reduce outstanding borrowings under the Credit Facility or for the short-term liquidity needs of the Fund.
(3) Unallocated amount of loan payable - Credit Facility represents borrowings not specifically used to fund real estate investments. Such borrowings are generally used to pay selling commissions, organization expenses and other liquidity needs of the Fund.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2004 COMPARED TO THE QUARTER ENDED JUNE 30, 2003

(a) RESULTS OF OPERATIONS.

Increases and decreases from operations in the Fund's net asset value per share are derived from net investment income (or loss) and realized and unrealized gains and losses on investments. The Fund's net investment income (or loss) is determined by subtracting the Fund's total expenses from its investment income and then deducting the minority interest in net income (or loss) of the controlled subsidiaries of Belair Real Estate Corporation (Belair Real Estate). The Fund's investment income includes the net investment income allocated to the Fund from Belvedere Capital Fund Company LLC (Belvedere Company), rental income from the properties owned by Belair Real Estate's controlled subsidiaries, partnership income allocated to the income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) owned by Belair Real Estate and interest earned on the Fund's short-term investments (if any). The net investment income of Belvedere Company allocated to the Fund includes dividends, interest and expenses allocated to Belvedere Company by Tax-Managed Growth Portfolio (the Portfolio) less the expenses of Belvedere Company allocated to the Fund. The Fund's total expenses include the Fund's investment advisory and administrative fees, servicing fees, interest expense from mortgages on properties owned by Belair Real Estate's controlled subsidiaries, interest expense on the Fund's Credit Facility (described in Item 2(b) below), property management fees, property taxes, insurance, maintenance and other expenses relating to the properties owned by Belair Real Estate's controlled subsidiaries, and other miscellaneous expenses. The Fund's realized and unrealized gains and losses are the result of transactions in, or changes in value of, security investments held through the Fund's indirect interest (through Belvedere Company) in the Portfolio, real estate investments held through Belair Real Estate, the Fund's interest rate swap agreements and any other direct investments of the Fund, as well as periodic payments made by the Fund pursuant to interest rate swap agreements.

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

PERFORMANCE OF THE FUND.(1) The Fund's investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance Management (Eaton Vance), as the Fund's manager, measures the Fund's success in achieving its objective based on the investment returns of the Fund, using the Standard & Poor's 500 Composite Index (the S&P 500) as the Fund's primary performance benchmark. The S&P 500 is a broad-based unmanaged index of common stocks widely used as a measure of U.S. stock market performance. Eaton Vance's primary focus in pursuing total return is on the Fund's common stock portfolio, which consists

-------------
(1) Total returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested. Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. The Portfolio's total return for the period reflects the total return of another fund that invests in the Portfolio, adjusted for certain fund expenses. Performance is for the stated time period only and is not annualized; due to market volatility, the Fund's current performance may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P
     500. It is not possible to invest directly in an Index.

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

The Fund's total return was 1.65% for the quarter ended June 30, 2004. This return reflects an increase in the Fund's net asset value per share from $120.22 to $122.20 during the period. For comparison, the S&P 500 had a total return of 1.72% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.34% during the period. Last year, the Fund had a total return performance of 15.23% for the quarter ended June 30, 2003. This return reflected an increase in the Fund's net asset value per share from $89.32 to $102.92 during the period. For comparison, the S&P 500 had a total return of 15.39% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 1.69% during that period.

PERFORMANCE OF THE PORTFOLIO. For the quarter ended June 30, 2004, the Portfolio's total return was 1.31%. This compares to a total return of 1.72% for the S&P 500. In the second quarter, U.S. equity returns were supported by strengthening employment trends, robust manufacturing activity and rising corporate profits. At the same time, uncertainty over the situation in Iraq and the prospect of rising interest rates and inflation weighed on investors and held back returns. During the quarter, growth stocks outperformed value stocks, and small-caps performed better than large-caps and mid-caps.

The Portfolio's modest underperformance during the quarter was attributable in part to a relative overweighting of certain weaker performing industry groups, specifically specialty retail and media. In addition, the Portfolio was underweight internet software and communications equipment stocks, which rallied during the period. Concerns about future trends in consumer spending caused the Portfolio to trim its relative overweighting of the discretionary and staples sectors during the quarter. The Portfolio also reduced healthcare and technology investments during the quarter, mainly in the lagging biotech and semi-conductor groups. During the quarter, the Portfolio continued to overweight airfreight and machinery holdings, which contributed positively to the Portfolio's performance. The Portfolio benefited from the strong performance of stocks in the food, staples retailing and commercial bank industries during the quarter, as well as from increased exposure to energy stocks. Material stocks were also solid performers during the quarter and, despite the Portfolio's underweight of the sector versus the S&P 500, the performance of the Portfolio's holdings in the metals and mining group was noteworthy. Valuation and regulatory concern prompted a continued de-emphasis of multi-line utilities and diversified telecom companies.

For the quarter ended June 30, 2003, the Portfolio's total return was 13.54% compared to the 15.39% total return for the S&P 500. During the quarter, the S&P 500 posted its best quarterly return in five years, with favorable fiscal and monetary policy developments, progress in Iraq and signs of an improving economy contributing to a stronger market. The Portfolio's relative underperformance was attributable primarily to its lower exposure to higher-volatility, lower-quality stocks that were the strongest performers in the sharp market rally.

PERFORMANCE OF REAL ESTATE INVESTMENTS. The Fund's real estate investments are held through Belair Real Estate. As of June 30, 2004, real estate investments consisted primarily of a portfolio of Partnership Preference Units issued by partnerships affiliated with publicly traded and private real estate investment trusts (REITs) and two real estate joint ventures, Bel Residential Properties Trust (Bel Residential) and Elkhorn Property Trust (Elkhorn). Bel Residential and Elkhorn are real estate joint ventures that operate multifamily and industrial properties, respectively (Real Estate Joint Ventures). As of June 30, 2004, the estimated fair value of the Fund's real estate investments represented 23.1% of the Fund's total assets on a consolidated basis. Adjusting for the minority interests in Bel Residential and Elkhorn, the Fund's real estate investments represented 29.9% of the Fund's net assets as of June 30, 2004.

At June 30, 2004, the estimated fair value of the Fund's Partnership Preference Units was approximately $305.8 million. This compares to investments in Partnership Preference Units of approximately $414.4 million at June 30, 2003, a net decrease of $108.6 million or 26%. While the net decrease was principally due to fewer Partnership Preference Units held at June 30, 2004, the net decrease also reflects the lower per unit values of Partnership Preference Units held at June 30, 2004 due to their lower average coupon rates. In the current low interest rate environment, issuers have been redeeming Partnership Preference Units as call protections expire or restructuring the terms of outstanding Partnership Preference Units in advance of their call dates. As a result, many of the higher-yielding Partnership Preference Units held by Belair Real Estate during the quarter ended June 30, 2003 were no longer held at June 30, 2004. Boston Management expects this trend to continue through 2004.

The Fund saw unrealized depreciation in the estimated fair value in its Partnership Preference Units of approximately $5.7 million during the quarter ended June 30, 2004 compared to approximately $3.0 million of unrealized appreciation for the quarter ended June 30, 2003. During the quarter ended June 30, 2004, Partnership Preference Units values were negatively affected by the rising trend in U.S. interest rates, partly offset by tighter spreads for credit-sensitive income securities, including real estate-related securities. In a rising interest rate environment, values of Partnership Preference Units generally can be expected to decline. During the quarter ended June 30, 2003, Belair Real Estate's investments in Partnership Preference Units generally benefited from declining interest rate levels and tightening spreads in credit-sensitive income securities, particularly in real estate-related securities.

Distributions from Partnership Preference Units for the quarter ended June 30, 2004 totaled $7.0 million compared to $9.7 million for the quarter ended June 30, 2003, a decrease of $2.7 million or 28%. The decrease was principally due to fewer Partnership Preference Units held on average, as well as to lower average distribution rates for the Partnership Preference Units held during the quarter ended June 30, 2004.

On June 30, 2004, Belair Real Estate's newly formed subsidiary Elkhorn acquired a majority interest in certain industrial properties from ProLogis, a publicly-traded REIT, for approximately $17.7 million. ProLogis retained a minority interest in the properties. In May 2004, Belair Real Estate entered into agreements with ProLogis to form ProLogis Six Rivers Limited Partnership (Six Rivers) (in association with subsidiaries of other investment funds advised by Boston Management) and to merge Six Rivers with Keystone Property Trust, a publicly-traded REIT (Keystone). The transactions contemplated by these agreements were consummated on August 4, 2004. As a result of the transactions, Elkhorn acquired a partnership interest in Six Rivers. In addition, ProLogis acquired a minority interest in Elkhorn. Through its interest in Six Rivers, Elkhorn owns 100% of the economic interest in certain industrial properties acquired through the merger of Six Rivers and Keystone for approximately $202.1 million. It is anticipated that in the third and fourth quarters of 2004 Elkhorn will obtain first mortgage financing secured by the properties equal to approximately 60-65% of the property value. The Fund has provided interim financing for Elkhorn, as described below in "Liquidity and Capital Resources."

Bel Residential's rental income increased to approximately $5.6 million for the quarter ended June 30, 2004 from approximately $5.5 million for the quarter ended June 30, 2003, an increase of $0.1 million or 2%. This increase in rental income was due to modest increases in apartment rental rates net of concessions. Bel Residential's property operating expenses were approximately $2.6 million for the quarter ended June 30, 2004 compared to $2.5 million for the quarter ended June 30, 2004, an increase of 4% (property operating expenses are before certain operating expenses of Belair Real Estate of approximately $0.8 million for the quarter ended June 30, 2004 and $0.9 million for the quarter ended June 30, 2003). The near-term outlook for multifamily property operations continues to be weak. While the recent pick-up in economic and employment growth is expected to lead to improved supply-demand balance in the apartment industry, oversupply conditions continue to exist in most major markets. As a result, Boston Management expects that multifamily real estate operating results in 2004 will continue to be similar to 2003.

Because Elkhorn held no investments in property until June 30, 2004, it had no significant impact on real estate operations during the quarter then ended. As of August 4, 2004, Elkhorn owns an interest in 22 industrial properties, which consist of industrial distribution properties located in eight states. ProLogis, currently the largest REIT specializing in industrial distribution properties, provides day-to-day operating management of these properties. The terms of the Elkhorn joint venture are similar to those of the Bel Residential joint venture. Belair Real Estate's investment in Elkhorn will be valued in substantially the same manner as its investment in Bel Residential and it is subject to similar risks, as well as risks specifically associated with industrial distribution properties (such as changing transportation and logistics patterns and tenant credit). The mortgage financing to be obtained by Elkhorn will be secured by the properties it owns and is expected to be without recourse to Belair Real Estate, the Fund or its Shareholders. Pursuant to an agreement between Belair Real Estate and ProLogis, Belair Real Estate is obligated to make capital contributions to Elkhorn if required to fund certain items such as debt service, insurance or property taxes. In 2004, industrial properties in the United States have experienced increased demand for space after three years of occupancy and rental rate declines in most markets. However, reduced rent levels may continue over the near term as above-market leases mature and space is released at current market rates. As a result, Boston Management expects that improvements in industrial property operating performance will occur over the longer term.

At June 30, 2004, the estimated fair value of the real properties indirectly held through Belair Real Estate was approximately $181.0 million compared to approximately $158.7 million at June 30, 2003, a net increase of $22.3 million or 14%. The net increase in estimated real property values at June 30, 2004 resulted principally from the properties acquired by Elkhorn and the impact of lower capitalization rates on the estimated fair value of Bel Residential's properties, which more than offset the negative impact of lower near-term earnings expectations on property values. The capitalization rate, a term commonly used in the real estate industry, is the rate of return percentage applied to actual or projected income levels to estimate the value of a real estate investment.

The Fund saw net unrealized depreciation of the estimated fair value of its other real estate investments (which includes Bel Residential and Elkhorn) of approximately $0.5 million during the quarter ended June 30, 2004 compared to unrealized appreciation of approximately $0.7 million for the quarter ended June 30, 2003. During the quarter ended June 30, 2004, Belair Real Estate experienced modest declines in estimated property values due to declines in near-term earnings expectations. During the quarter ended June 30, 2003, Belair Real Estate experienced modest increases in estimated property values as decreases in capitalization rates largely offset declines in near-term earnings expectations.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the quarter ended June 30, 2004, net realized and unrealized gains on the Fund's interest rate swap agreements totaled approximately $6.6 million, compared to net realized and unrealized losses of approximately $0.7 million for the quarter ended June 30, 2003. Net realized and unrealized gains on swap agreements for the quarter ended June 30, 2004 consisted of $9.8 million of unrealized appreciation due to changes in swap agreement valuations offset by $3.2 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the quarter ended June 30, 2003, unrealized appreciation of $4.2 million on swap agreement valuation changes was offset by $4.9 million of swap agreement periodic payments. The positive contribution to Fund performance for the quarter ended June 30, 2004 from changes in swap agreement valuations was attributable to an increase in swap rates during the quarter. The positive contribution for the quarter ended June 30, 2003 from changes in swap valuations was due primarily to the exercise of early termination options on a number of swap agreements and remaining swaps approaching their initial optional termination dates. The appreciation was offset in part by a slight decline in swap rates.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

PERFORMANCE OF THE FUND. The Fund's total return was 3.28% for the six months ended June 30, 2004. This return reflects an increase in the Fund's net asset value per share from $119.60 to $122.20 and a distribution of $1.28 per share during the period. For comparison, the S&P 500 had a total return of 3.44% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 0.17% during the period. Last year, the Fund had a total return performance of 11.99% for the six months ended June 30, 2003. This return reflected an increase in the Fund's net asset value per share from $92.38 to $102.92 and a distribution of $0.49 per share. For comparison, the S&P 500 had a total return of 11.75% over the same period. The performance of the Fund exceeded that of the Portfolio by 3.80% during that period.

PERFORMANCE OF THE PORTFOLIO. For the six months ended June 30, 2004, the Portfolio's total return was 3.45%, in line with the 3.44% total return of the S&P 500. In the period, U.S. equity returns were supported by a strengthening economy and rising corporate profits. Geopolitical concerns, higher interest rates and rising inflation were negative factors that held back returns. In the period, small-cap stocks sharply outperformed large-caps and mid-caps, and value stocks performed modestly better than growth stocks.

The  Portfolio's  performance  during  the first six  months of 2004 was  driven primarily by its diversified industry exposure and positive stock selection. Concerns about future trends in consumer spending caused the Portfolio to trim its relative overweighting of the discretionary and staples sectors during the period. The Portfolio also decreased positions in healthcare and technology stocks during the period. The underweighting of semiconductor equipment and software industries added to performance. The Portfolio maintained an overweighting of industrials stocks, and benefited from advances in airfreight, machinery and building stocks. While the consumer staples and financials sectors generally did not perform well during the period, the Portfolio's holdings in those sectors were positive contributors to performance. Another positive contributor was the Portfolio's growing exposure to the energy sector. The Portfolio's oil exploration and gas investments benefited from the current supply-demand imbalances and associated energy price increases. The strong performance of the Portfolio's holdings in the cyclical metals and mining industries during the period was also noteworthy. The Portfolio continued to underweight the utilities and telecom sectors.

For the six months ended June 30, 2003, the Portfolio's total return was 8.19% compared to an 11.75% total return for the S&P 500. Market performance during the first six months of 2003 was volatile, with war angst, a questionable economic recovery and the SARS outbreak among the concerns weighing on investors toward the beginning of the year. From mid-March through the end of the period, the U.S. markets rallied sharply, with favorable fiscal and monetary policy developments, progress in Iraq and signs of an improving economy contributing to the strength. The Portfolio's relative underperformance during the period was attributable primarily to its lower exposure to higher-volatility, lower-quality stocks that were the strongest performers in the market rally.

PERFORMANCE OF REAL ESTATE INVESTMENTS. During the six months ended June 30, 2004, Belair Real Estate sold (or experienced scheduled redemptions of) certain of its Partnership Preference Units for approximately $50.7 million (including sales to another investment fund advised by Boston Management), recognizing gains of $2.4 million on the transactions. During the six months ended June 30, 2004, Belair Real Estate also acquired interests in additional Partnership Preference Units from another investment fund advised by Boston Management for approximately $48.7 million.

At June 30, 2004, the estimated fair value of the Fund's Partnership Preference Units was approximately $305.8 million. This compares to investments in Partnership Preference Units of approximately $414.4 million at June 30, 2003, a net decrease of $108.6 million or 26%. While the net decrease was principally due to fewer Partnership Preference Units held at June 30, 2004, the net decrease also reflects the lower per unit values of Partnership Preference Units held at June 30, 2004 due to their lower average coupon rates. In the current low interest rate environment, issuers have been redeeming Partnership Preference Units as call protections expire or restructuring the terms of outstanding Partnership Preference Units in advance of their call dates. As a result, many of the higher-yielding Partnership Preference Units held by Belair Real Estate on June 30, 2003 were no longer held at June 30, 2004. Boston Management expects this trend to continue through 2004.

The Fund saw net unrealized depreciation in the estimated fair value in its Partnership Preference Units of approximately $12.6 million during the six months ended June 30, 2004 compared to approximately $27.1 million of unrealized appreciation for the six months ended June 30, 2003. The net unrealized depreciation of $12.6 million in the first six months of 2004 consisted of approximately $9.0 million of unrealized depreciation resulting from decreases in per unit values of the Partnership Preference Units held by Belair Real Estate at June 30, 2004 and approximately $3.6 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation to realized gains due to sales of Partnership Preference Units during the six months ended June 30, 2004. During the six months ended June 30, 2004, Partnership Preference Unit values were negatively affected by the rising trend in U.S. interest rates, partly offset by tighter spreads for credit-sensitive income securities, including real estate-related securities. In a rising interest rate environment, values of oustanding Partnership Preference Unit generally can be expected to decline. During the six months ended June 30, 2003, Belair Real Estate's investments in Partnership Preference Units generally benefited from declining interest rate levels and tightening spreads in credit-sensitive income securities, particularly in real estate-related securities.

Distributions from Partnership Preference Units for the six months ended June 30, 2004 totaled $15.5 million compared to $19.3 million for the six months ended June 30, 2003, a decrease of $3.8 million or 20%. The decrease was principally due to fewer Partnership Preference Units held on average and to lower average distribution rates for the Partnership Preference Units held during the six months ended June 30, 2004, partially offset by a one-time special distribution from one issuer made in connection with a restructuring of its Partnership Preference Units.

Bel Residential's rental income was approximately $11.1 million for each of the six month periods ended June 30, 2004 and June 30, 2003. Bel Residential's property operating expenses were approximately $5.1 million for each of the six month periods ended June 30, 2004 and June 30, 2003 (property operating expenses are before certain operating expenses of Belair Real Estate of approximately $1.6 million for the six months ended June 30, 2004 and $1.8 million for the six months ended June 30, 2003). The near-term outlook for multifamily property operations continues to be weak. As discussed above, while the recent pick-up in economic and employment growth is expected to lead to improved supply-demand balance in the apartment industry, oversupply conditions continue to exist in most major markets. As a result, Boston Management expects that multifamily real estate operating results in 2004 will continue to be similar to 2003.

As noted above, in a series of transaction on and after June 30, 2004, Belair Real Estate's newly formed subsidiary Elkhorn acquired investments in a portfolio of industrial properties. Elkhorn had no significant impact on real estate operations during the six months ended June 30, 2004.

At June 30, 2004, the estimated fair value of the real properties indirectly held through Belair Real Estate was approximately $181.0 million compared to approximately $158.7 million at June 30, 2003, a net increase of $22.3 million or 14%. The net increase in estimated real property values at June 30, 2004 resulted principally from the formation of Elkhorn noted above and the impact of lower capitalization rates on the estimated fair value of Bel Residential's properties, which more than offset the negative impact of lower near-term earnings expectations on property values.

The Fund saw unrealized depreciation in the estimated fair value of its other real estate investments (which includes Bel Residential and Elkhorn) of approximately $2.4 million during the six months ended June 30, 2004 compared to approximately $0.2 million of unrealized appreciation for the six months ended June 30, 2003. During the six months ended June 30, 2004, Belair Real Estate experienced modest decreases in estimated property values due to declines in near-term earnings expectation. During the six months ended June 30, 2003, Belair Real Estate experienced modest increases in estimated property values as decreases in capitalization rates largely offset declines in near-term earnings expectations.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the six months ended June 30, 2004, net realized and unrealized losses on the Fund's interest rate swap agreements totaled approximately $1.4 million, compared to net realized and unrealized losses of approximately $1.5 million for the six months ended June 30, 2003. Net realized and unrealized losses on swap agreements for the six months ended June 30, 2004 consisted of $4.9 million of unrealized appreciation due to changes in swap agreement valuations offset by $6.3 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the six months ended June 30, 2003, unrealized appreciation of $10.5 million on swap agreement valuation changes were offset by $12.0 million of swap agreement periodic payments. The positive contribution to Fund performance for the six months ended June 30, 2004 from changes in swap agreement valuations was attributable to an increase in swap rates during the period. The positive contribution to Fund performance for the six months ended June 30, 2003 from changes in swap valuations was due to the exercise of early termination options on a number of swap agreements and the remaining swaps approaching their initial optional termination dates. Swap rates declined during the six months ended June 30, 2003, offsetting some of the appreciation from approaching early termination dates.

(b) LIQUIDITY AND CAPITAL RESOURCES.

OUTSTANDING BORROWINGS. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund's equity in its real estate investments and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any short-term liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of June 30, 2004, the Fund had outstanding borrowings of $468.0 million and unused loan commitments of $98.5 million under the Credit Facility.

In August 2004, the Fund made borrowings under its credit arrangement with Merrill Lynch Mortgage Capital, Inc. (MLMC) in the amount of $100.0 million. At that time, the Fund also temporarily increased the amount available under its credit arrangement with MLMC by $13.0 million and borrowed that amount. The Fund used the total proceeds from these borrowings to finance the acquisitions by Elkhorn of interests in certain industrial properties. The additional $13.0 million of borrowings is at a rate of LIBOR plus 0.90% and is for a period of up to sixty-days (subject to a 30-day extension, if needed). Elkhorn expects to obtain first mortgage financing for its properties in the third and fourth quarters of 2004, the proceeds from which will be used to repay borrowings obtained by the Fund in August 2004 to facilitate the Elkhorn acquisitions.

The Fund has entered into interest rate swap agreements with respect to its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments at a predetermined spread plus one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of June 30, 2004, the unrealized appreciation related to the interest rate swap agreements was approximately $6.5 million. As of June 30, 2003, the unrealized depreciation related to the interest rate swap agreements was approximately $10.9 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK. The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Fund's Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Ventures. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Fund's Credit Facility are reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of its borrowings under the Credit Facility used to acquire Belair Real Estate's equity in its real estate investments and to mitigate in part the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one and three month LIBOR. The Fund's interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

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

                            Interest Rate Sensitivity
                        Cost, Principal (Notional) Amount
                    by Contractual Maturity and Callable Date
                      for the Twelve Months Ended June 30,*

                                                                                                                    Estimated
                                                                                                                 Fair Value as of
                                                                                                                     June 30,
                                        2005      2006-2008     2009       Thereafter              Total               2004
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
----------------------------------
Long-term debt:
----------------------------------
Fixed-rate mortgages                                                      $112,630,517           $112,630,517

Average interest rate                                                             8.33%                  8.33%
----------------------------------
Variable-rate Credit Facility                                             $468,000,000           $468,000,000      $468,000,000
Average interest rate                                                             1.67%                  1.67%
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative financial
instruments:
----------------------------------
Pay fixed/ receive variable
interest rate swap
agreements(**)                                                            $482,958,000           $482,958,000      $  6,529,868

Average pay rate(**)                                                              4.76%                  4.76%

Average receive rate(**)                                                          1.66%                  1.66%
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive investments:
----------------------------------
Fixed-rate Partnership Preference
Units:
----------------------------------
Cabot Industrial Properties, L.P.,
8.625% Series B Cumulative
Redeemable Preferred Units,
Callable 4/29/04, Current Yield:
8.55%                               $28,455,170                                                  $ 28,455,170      $ 26,727,900

Colonial Realty Limited
Partnership, 7.25% Series B
Cumulative Redeemable Perpetual
Preferred Units, Callable 2/24/09,
Current
Yield: 7.68%                                                   $19,013,123                       $ 19,013,123      $ 21,249,000

                                                                                                                    Estimated
                                                                                                                 Fair Value as of
                                                                                                                     June 30,
                                        2005      2006-2008     2009       Thereafter              Total               2004
------------------------------------------------------------------------------------------------------------------------------------
Essex Portfolio, L.P., 9.3% Series
D Cumulative Redeemable Preferred
Units, Callable 7/28/10, Current
Yield: 9.16%(1)                                                           $ 20,212,880           $ 20,212,880      $ 20,304,480

Kilroy Realty, L.P., 7.45% Series A
Cumulative Redeemable Preferred
Units, Callable 9/30/09,
Current Yield: 7.88%                                                      $ 20,000,000           $ 20,000,000      $ 18,898,240

Liberty Property L.P., 9.25% Series
B Cumulative Redeemable Preferred
Units, Callable 7/28/04, Current
Yield: 9.18%                        $30,875,000                                                  $ 30,875,000      $ 31,109,650

MHC Operating Limited Partnership,
9% Series D Cumulative Redeemable
Perpetual Preference Units,
Callable 9/29/04, Current
Yield: 8.96%                        $50,000,000                                                  $ 50,000,000      $ 50,220,000

National Golf Operating
Partnership, L.P., 9.30% Series A
Cumulative Redeemable Preferred
Units, Callable 2/6/03, Current
Yield: 9.45%                        $31,454,184                                                  $ 31,454,184      $ 32,494,140

National Golf Operating
Partnership, L.P., 9.30% Series B
Cumulative Redeemable Preferred
Units, Callable 2/6/03, Current
Yield: 9.45%                        $ 5,000,000                                                  $  5,000,000      $  4,920,000

PSA Institutional Partners, L.P.,
6.4% Series NN Cumulative
Redeemable Perpetual Preferred
Units, Callable 3/17/10, Current
Yield: 7.04%                                                              $ 48,250,000           $ 48,250,000      $ 43,849,600

Price Development Company, L.P.,
8.95% Series B Cumulative
Redeemable Preferred Partnership
Units, Callable
7/28/04, Current Yield: 8.94%       $30,625,000                                                  $ 30,625,000      $ 30,674,000

Urban Shopping Centers, L.P.,
9.45% Series D Cumulative
Redeemable Perpetual Preferred
Units, Callable 10/1/04, Current    $25,000,000                                                  $ 25,000,000      $ 25,336,300
Yield: 9.32%
----------------------------------
Note Receivable:
----------------------------------
Fixed-rate note receivable, 8%
                                                                          $  2,070,580           $  2,070,580      $  2,306,993

* The amounts listed reflect the Fund's positions as of June 30, 2004. The Fund's current positions may differ.

** The terms disclosed are those of the interest rate swap agreements that are in effect as of June 30, 2004. As discussed in Note 4 to the Fund's unaudited condensed consolidated financial statements in Item 1 above, during July 2004 certain interest rate swap agreements were terminated, resulting in a change of the average pay rate and average receive rate to 4.73% and 1.67%, respectively.

1    On July 28, 2004, the coupon rate reset to 7.875%.

ITEM 4. CONTROLS AND PROCEDURES.

Eaton Vance, as the Fund's manager, conducted an evaluation of the effectiveness of the Fund's disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial
Officer concluded that the Fund's disclosure controls and procedures were effective. There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As described in the Fund's Annual Report on Form 10-K for the year ended December 31, 2003, shares of the Fund may be redeemed by Fund shareholders on any business day. Redemptions are met at the net asset value per share of the Fund. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible. During each month in the quarter ended June 30, 2004, the total number of shares redeemed and the average price paid per share were as follows:

                      Total No. of Shares     Average Price Paid
Month Ended              Redeemed(1)               Per Share
-------------------------------------------------------------------
April 30, 2004             39,361.68               $120.68
-------------------------------------------------------------------
May 31, 2004               41,150.73               $117.79
-------------------------------------------------------------------
June 30, 2004              49,939.70               $122.60
-------------------------------------------------------------------
Total                      130,452.11              $121.75
-------------------------------------------------------------------

(1) All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund's redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the three months ended June 30, 2004.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)    The following is a list of all exhibits filed as part of this Form 10-Q:

4.2(b) Form of Amendment No. 2 dated August 3, 2004 to Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K:

       None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on August 9, 2004.


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

                                  EXHIBIT INDEX
                                  -------------

4.2(b) Form of Amendment No. 2 dated August 3, 2004 to Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

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