Form 10-Q
period 2004-09-30
BELAIR CAPITAL FUND LLC
filed 2004-11-09
CIK 1050816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004

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

                                   YES  X       NO
                                       ---         ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                                   YES  X       NO
                                       ---         ---

                            BELAIR CAPITAL FUND LLC
                               Index to Form 10-Q

PART I FINANCIAL INFORMATION                                                Page

Item 1.   Condensed Consolidated Financial Statements                       3

          Condensed Consolidated Statements of Assets and Liabilities
          as of September 30, 2004 (Unaudited) and December 31, 2003        3

          Condensed Consolidated Statements of Operations (Unaudited)
          for the Three Months Ended September 30, 2004 and 2003 and
          for the Nine Months Ended September 30, 2004 and 2003             4

          Condensed Consolidated Statements of Changes in Net Assets
          for the Nine Months Ended September 30, 2004 (Unaudited)
          and the Year Ended December 31, 2003                              6

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Nine Months Ended September 30, 2004 and 2003             7

          Financial Highlights (Unaudited) for the Nine Months Ended
          September 30, 2004                                                9

          Notes to Condensed Consolidated Financial Statements as
          of September 30, 2004 (Unaudited)                                10

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       24

Item 4.   Controls and Procedures                                          26

PART II   OTHER INFORMATION                                                27

Item 1.   Legal Proceedings                                                27

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases
          of Equity Securities                                             27

Item 3.   Defaults Upon Senior Securities                                  27

Item 4.   Submission of Matters to a Vote of Security Holders              27

Item 5.   Other Information                                                27

Item 6.   Exhibits and Reports on Form 8-K                                 27

SIGNATURES                                                                 29

EXHIBIT INDEX                                                              30

PART I.   FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
- --------------------------------------------------------------------------------

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                          September 30, 2004       December 31,
                                             (Unaudited)               2003
                                          -------------------   ----------------
Assets:
 Investment in Belvedere Capital
  Fund Company LLC (Belvedere Company) $ 1,555,202,369 $ 1,588,195,284 Investment in Partnership Preference
  Units                                         271,166,335          318,042,995
 Investment in other real estate                385,356,996          162,585,380
 Short-term investments                           2,270,000           11,765,330
                                            ----------------     ---------------
Total investments                           $ 2,213,995,700      $ 2,080,588,989
 Cash                                             8,058,506            8,687,577
 Escrow deposits - restricted                        80,839               80,839
 Open interest rate swap agreements,
  at value                                        1,220,065            1,644,344
 Distributions and interest receivable              126,645              694,054
 Other assets                                     6,694,008            1,144,720
                                            -----------------    ---------------
Total assets                                $ 2,230,175,763      $ 2,092,840,523
                                            ----------------     ---------------

Liabilities:
 Loan payable - Credit Facility             $   582,700,000      $   447,000,000
 Mortgage payable                               112,630,517          112,630,517
 Payable for Fund Shares redeemed                         -            1,180,000
 Distributions payable to minority
  shareholders                                            -               16,800
 Swap interest payable                              163,689              243,920
 Security deposits                                  827,585              372,900
 Accrued expenses:
  Interest expense                                  933,844              920,797
  Property taxes                                  1,316,613              576,590
  Other expenses and liabilities                  2,981,995              669,458
 Minority interests in controlled
  subsidiaries                                   54,304,550            6,947,692
                                            ---------------      ---------------
Total liabilities                           $   755,858,793      $   570,558,674
                                            ---------------      ---------------

Net assets                                  $ 1,474,316,970      $ 1,522,281,849

                                            ---------------      ---------------
Shareholders' Capital                       $ 1,474,316,970      $ 1,522,281,849
                                            ---------------      ---------------

Shares outstanding                               12,364,272           12,728,157
                                            ---------------     ----------------

Net asset value and redemption price per
 Share                                      $       119.24      $         119.60
                                            ---------------     ----------------
       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

                                                     Three Months         Three Months         Nine Months          Nine Months
                                                        Ended                Ended                Ended                Ended
                                                  September 30, 2004   September 30, 2003   September 30, 2004   September 30, 2003
                                                  ------------------   ------------------   ------------------   ------------------
Investment Income:
 Dividends allocated from Belvedere Company
  (net of foreign taxes of $65,150, $43,881,
  $264,802 and $195,924, respectively)               $   5,863,812        $   5,242,711         $ 17,535,611         $ 15,215,372
 Interest allocated from Belvedere Company                   9,940               43,444               55,343              293,296
 Expenses allocated from Belvedere Company              (2,351,208)          (2,243,700)          (7,137,516)          (6,368,209)
                                                  ------------------   ------------------   ------------------   ------------------
 Net investment income allocated from
  Belvedere Company                                  $   3,522,544        $   3,042,455         $ 10,453,438         $  9,140,459
 Distributions from Partnership Preference Units         5,448,470            7,776,686           20,942,014           27,085,587
 Rental income                                           8,892,692            5,408,027           20,006,147           16,475,632
 Interest                                                  120,147               82,837              362,916              192,285
                                                  ------------------   ------------------   -------------------  ------------------
Total investment income                              $  17,983,853        $  16,310,005         $ 51,764,515         $ 52,893,963
                                                  ------------------   ------------------   -------------------  ------------------

Expenses:
 Investment advisory and administrative fees         $   1,462,891        $   1,371,845        $   4,254,564       $   4,008,918
 Property management fees                                  276,863              216,118              718,744             660,784
 Servicing fees                                            154,076              136,472              476,514             384,192
 Interest expense on mortgages                           2,386,112            2,386,112            7,158,334           7,158,334
 Interest expense on Credit Facility                     2,523,172            2,160,493            5,890,234           7,131,846
 Property and maintenance expenses                       1,938,895            1,677,834            5,196,167           4,795,594
 Property taxes and insurance                            1,111,430              611,626            2,505,797           2,118,180
 Amortization of deferred expenses                               -                    -                    -               9,099
 Miscellaneous                                             362,725              200,650              690,145             510,791
                                                  -----------------    -----------------    ------------------   ------------------
Total expenses                                       $  10,216,164        $   8,761,150        $  26,890,499       $  26,777,738
                                                  -----------------    -----------------    ------------------   ------------------
Net investment income before
 minority interests in net income of
 controlled subsidiaries                             $   7,767,689        $   7,548,855         $ 24,874,016        $ 26,116,225
Minority interests in net income
 of controlled subsidiaries                               (623,466)              (3,159)            (849,446)           (324,910)
                                                  -----------------    -----------------    -----------------    ------------------
Net investment income                                $   7,144,223        $   7,545,696         $ 24,024,570        $ 25,791,315
                                                  -----------------    -----------------    -----------------    ------------------

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                      Three Months         Three Months         Nine Months          Nine Months
                                                         Ended                Ended                Ended                Ended
                                                   September 30, 2004   September 30, 2003   September 30, 2004   September 30, 2003
                                                   ------------------   ------------------   ------------------   ------------------

Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
 Investment transactions and foreign
  currency transactions allocated from
  Belvedere Company (identified cost basis)           $       5,766        $   1,035,691         $ 11,842,265        $  (1,155,495)
 Investment transactions in Partnership
  Preference Units (identified cost basis)                1,096,914              420,584            3,496,457              420,676
 Interest rate swap agreements (1)                       (2,373,127)          (2,444,721)          (8,618,678)         (14,429,097)
                                                   ------------------  -------------------   ------------------   ------------------
Net realized gain (loss)                              $  (1,270,447)       $    (988,446)       $   6,720,044         $(15,163,916)
                                                   ------------------  -------------------   ------------------   ------------------

Change in unrealized appreciation (depreciation)
 Investments and foreign currency
 allocated from Belvedere Company
 (identified cost basis)                               $(37,880,862)        $ 29,558,954        $  (3,439,420)        $134,301,886
Investment in Partnership Preference Units
 (identified cost basis)                                  1,826,871           (1,256,112)         (10,785,064)          25,882,600
Investment in other real estate (net of minority
 interests in unrealized gain (loss) of controlled
 subsidiaries of $(281,253), $(3,691,876),
 $1,778,551 and $(3,521,856), respectively)              (1,922,932)           3,755,474           (4,368,174)           3,992,468
Interest rate swap agreements                            (5,309,803)           2,407,883             (424,279)          12,864,023
                                                   ------------------  ------------------    ------------------   ------------------
Net change in unrealized appreciation
 (depreciation)                                        $(43,286,726)        $ 34,466,199         $(19,016,937)        $177,040,977
                                                   ------------------  ------------------    ------------------   ------------------

Net realized and unrealized gain (loss)                $(44,557,173)        $ 33,477,753         $(12,296,893)        $161,877,061
                                                   ------------------  ------------------    ------------------   ------------------

Net (decrease) increase in net assets from operations  $(37,412,950)        $ 41,023,449          $ 11,727,677        $187,668,376
                                                   ==================  ==================    ==================   ==================

(1) Amounts include periodic payments made in connection with interest rate swap agreements of $2,909,625, $2,444,721, $9,155,176 and $14,429,097,
     respectively (Note 4).

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets

                                                                            Nine Months
                                                                               Ended
                                                                         September 30, 2004           Year Ended
                                                                            (Unaudited)            December 31, 2003
                                                                         ------------------        -----------------
Increase (Decrease) in Net Assets:
 Net investment income                                                     $   24,024,570           $   34,029,533
 Net realized gain (loss) from investment
  transactions, foreign currency
  transactions and interest rate swap
  agreements                                                                    6,720,044               (6,702,427)
 Net change in unrealized appreciation (depreciation) of
  investments, foreign currency and interest rate swap agreements             (19,016,937)             335,001,122
                                                                         -----------------        ------------------
Net increase in net assets from operations                                 $   11,727,677           $  362,328,228
                                                                         -----------------        ------------------

Transactions in Fund Shares -
 Net asset value of Fund Shares issued to Shareholders in
  payment of distributions declared                                        $    7,259,756           $    2,956,829
 Net asset value of Fund Shares redeemed                                      (50,672,833)             (82,202,891)
                                                                         -----------------        ------------------
Net decrease in net assets from Fund Share transactions                    $  (43,413,077)          $  (79,246,062)
                                                                         -----------------        ------------------

Distributions -
 Distributions to Shareholders                                             $  (16,279,479)          $   (6,607,973)
                                                                         -----------------        ------------------
Total distributions                                                        $  (16,279,479)          $   (6,607,973)
                                                                         -----------------        ------------------

Net (decrease) increase in net assets                                      $  (47,964,879)          $  276,474,193

Net assets:
 At beginning of period                                                    $1,522,281,849           $1,245,807,656
                                                                         -----------------        ------------------
 At end of period                                                          $1,474,316,970           $1,522,281,849
                                                                         =================        ==================

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                           Nine Months           Nine Months
                                                                                              Ended                 Ended
                                                                                        September 30, 2004    September 30, 2003
                                                                                        -------------------   ------------------
Cash Flows From (For) Operating Activities -
Net increase in net assets from operations                                                 $  11,727,677        $ 187,668,376
Adjustments to reconcile net increase in net assets from operations to net cash flows (for) from operating activities -
  Net investment income allocated from Belvedere Company                                     (10,453,438)          (9,140,459)
  Decrease in escrow deposits                                                                          -              993,440
  Decrease in receivable for investments sold                                                          -            4,952,435
  Increase in interest receivable from other real estate investments                            (131,993)            (106,923)
  (Increase) decrease in other assets                                                         (4,896,184)             122,088
  Decrease in distributions and interest receivable                                              567,409            3,540,567
  Decrease in interest payable for open swap agreements                                          (80,231)          (3,611,900)
  Increase (decrease) in security deposits, accrued interest and accrued
   other expenses and liabilities                                                              2,218,522           (1,063,252)
  Increase in accrued property taxes                                                             648,667              636,650
  Purchases of Partnership Preference Units                                                  (67,498,333)                   -
  Proceeds from sales of Partnership Preference Units                                        107,086,386           68,845,584
  Payments for investments in other real estate                                             (179,010,336)                   -
  Improvements to rental property                                                             (1,472,450)          (1,427,016)
  Net increase in investment in Belvedere Company                                                      -           (3,500,000)
  Interest incurred on interest rate swap agreements                                          (9,155,176)         (14,429,097)
  Payment received on termination of interest rate swap agreement                                536,498                    -
  Decrease (increase) in short-term investments                                                9,495,330          (41,599,595)
  Minority interests in net income of controlled subsidiaries                                    849,446              324,910
  Net realized (gain) loss from investment transactions, foreign currency
   transactions and interest rate swap agreements                                             (6,720,044)          15,163,916
  Net change in unrealized (appreciation) depreciation of investments,
   foreign currency and interest rate swap agreements                                         19,016,937         (177,040,977)
                                                                                        -------------------   ------------------
Net cash flows (for) from operating activities                                             $(127,271,313)       $  30,328,747
                                                                                        -------------------   ------------------

Net Cash Flows From (For) Financing Activities -
  Proceeds from (repayment of) Credit Facility                                             $ 135,700,000        $ (37,769,000)
  Payments for Fund Shares redeemed                                                               (3,635)              (2,526)
  Distributions paid to Shareholders                                                          (9,019,723)          (3,651,144)
  Distributions paid to minority shareholders                                                    (34,400)             (17,600)
                                                                                        -------------------   ------------------
Net cash flows from (for) financing activities                                             $ 126,642,242        $ (41,440,270)
                                                                                        -------------------   ------------------

Net decrease in cash                                                                       $    (629,071)      $  (11,111,523)

Cash at beginning of period                                                                $   8,687,577       $   16,067,430
                                                                                        -------------------   ------------------
Cash at end of period                                                                      $   8,058,506       $    4,955,907
                                                                                        ===================   ==================

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                       Nine Months          Nine Months
                                                                                          Ended                Ended
                                                                                    September 30, 2004   September 30, 2003
                                                                                    ------------------   ------------------
Supplemental Disclosure and Non-cash Investing and
 Financing Activities -
  Interest paid on loan - Credit Facility                                             $   5,792,824        $   7,780,719
  Interest paid on swap agreements                                                    $   9,235,407        $  18,040,997
  Interest paid on mortgage                                                           $   7,036,592        $   7,036,592
  Market value of securities distributed in payment of
   redemptions                                                                        $  51,849,198        $  49,106,053
  Market value of real property and other assets, net of
   current liabilities, assumed in conjunction with the
   acquisition of other real estate                                                   $ 223,732,316        $           -
  Market value minority interests assumed in
   conjunction with the acquisition of other real estate                              $  44,746,462        $           -
  Partnership Preference Units exchanged for an equity
   investment in real estate companies and an investment
   in note receivable                                                                 $           -        $  (3,977,592)
  Market value of an equity investment in real estate companies                       $           -        $   1,907,012
  Investment in note receivable                                                       $           -        $   2,070,580

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC     as of September 30, 2004
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Highlights (Unaudited)

For the Nine Months Ended September 30, 2004
- ---------------------------------------------
Net asset value - Beginning of period                           $       119.600
- --------------------------------------------------------------------------------

Income (loss) from operations
- --------------------------------------------------------------------------------
Net investment income(6)                                        $         1.908
Net realized and unrealized loss                                         (0.988)
- --------------------------------------------------------------------------------
Total income from operations                                    $         0.920
- --------------------------------------------------------------------------------

Distributions
- --------------------------------------------------------------------------------
Distributions to Shareholders                                   $        (1.280)
- --------------------------------------------------------------------------------
Total distributions                                             $        (1.280)
- --------------------------------------------------------------------------------

Net asset value - End of period                                 $       119.240
- --------------------------------------------------------------------------------

Total Return(1)                                                            0.78%
- --------------------------------------------------------------------------------

                                             As a Percentage    As a Percentage
                                             of Average Net     of Average Gross
Ratios                                          Assets(5)       Assets(2)(5)
- --------------------------------------------------------------------------------
Expenses of Consolidated Real Property
 Subsidiaries
  Interest and other borrowing costs(7)          0.52%(9)          0.37%(9)
  Operating expenses(7)                          0.61%(9)          0.44%(9)
Belair Capital Fund LLC Expenses
 Interest and other borrowing costs(4)(8)        0.52%(9)          0.38%(9)
 Investment advisory and administrative fees,
  servicing fees and other Fund operating
  expenses(3)(4)                                 1.11%(9)          0.80%(9)
                                               ----------------------------
Total expenses                                   2.76%(9)          1.99%(9)

Net investment income                            2.13%(9)          1.54%(9)
- --------------------------------------------------------------------------------

Supplemental Da
- --------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                            $ 1,474,317
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)         2.41%
- --------------------------------------------------------------------------------

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

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC as of September 30, 2004
Notes To Condensed Consolidated Financial Statements (Unaudited)

1.  Organization and Basis of Presentation

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

During the nine months ended September 30, 2004, Belair Real Estate Corporation (Belair Real Estate) made indirect investments in real property through a newly established controlled subsidiary, Elkhorn Property Trust (Elkhorn), as described below. The consolidated financial statements include the accounts of Elkhorn and all material intercompany accounts and transactions have been eliminated.

Subsidiary-

Elkhorn- On May 3, 2004, Belair Real Estate entered into an agreement to establish and acquire a majority interest in a controlled subsidiary, Elkhorn. On June 30, 2004, Elkhorn acquired a majority interest in five industrial distribution properties located in four states (Texas, Tennessee, Ohio and Georgia). On August 4, 2004, Elkhorn acquired an additional seventeen industrial distribution properties located in five states (Florida, New Jersey, Ohio, Pennsylvania and South Carolina). Belair Real Estate owns 100% of the Class A Units of Elkhorn, representing 60% of the voting interests in Elkhorn and a minority shareholder (the Elkhorn Minority Shareholder) owns 100% of the Class B units, representing 40% of the voting interests in Elkhorn. The Class B equity interest is recorded as a minority interest on the Consolidated Statements of Assets and Liabilities. The primary distinctions between the two classes of shares are the distribution priority and voting rights. Belair Real Estate has priority in distributions and has greater voting rights than the holder of the Class B units. From and after August 4, 2014, either Belair Real Estate or the Elkhorn Minority Shareholder may cause a liquidation of Elkhorn and, if Belair Real Estate makes that election, the Elkhorn Minority Shareholder has the right either to purchase the shares of Elkhorn owned by Belair Real Estate or to acquire the assets of Elkhorn, in either case at a price determined through an appraisal of the assets of Elkhorn.

2.  Investment Transactions

The following table summarizes the Fund's investment transactions for the nine months ended September 30, 2004 and September 30, 2003:

                                                 Nine Months Ended     Nine Months Ended
         Investment Transaction                  September 30, 2004    September 30, 2003
- -----------------------------------------------------------------------------------------
Increases in investment in Belvedere Company        $          -          $  4,000,000
Decreases in investment in Belvedere Company        $ 51,849,198            49,606,053
Acquisition of other real property(1)               $179,010,336                     -
Purchases of Partnership Preference Units(2)        $ 67,498,333                     -
Sales of Partnership Preference Units(3)            $107,086,386          $ 68,845,584
- -----------------------------------------------------------------------------------------

(1) On June 30, 2004 and August 4, 2004, Belair Real Estate purchased an indirect investment in real property through a controlled subsidiary, Elkhorn, for $17,686,317 and $161,324,019, respectively (Note 1).
(2) Purchases of Partnership Preference Units during the nine months ended September 30, 2004 represent Partnership Preference Units purchased from other investment funds advised by Boston Management and Research (Boston Management). There were no purchases for the nine months ended September 30, 2003.
(3) Sales of Partnership Preference Units for the nine months ended September 30, 2004 and 2003 include Partnership Preference Units sold to other investment funds advised by Boston Management for which a loss of $113,968 and $771,250 was recognized, respectively.

On May 3, 2004, Belair Real Estate entered into an agreement to establish and acquire a majority interest in a controlled subsidiary, Elkhorn. During the nine months ended September 30, 2004, Elkhorn acquired a majority interest in twenty-two industrial distribution properties. The seller retained a minority interest in the properties and an affiliate of the Elkhorn Minority Shareholder manages the properties. A portion of the Fund's indirect investment in Elkhorn represents a partial interest in certain property management contracts. Other interested parties to the property management contracts include an affiliate of the Elkhorn Minority Shareholder. This partial interest provides for Elkhorn to receive cash flows from management fees and certain other fees over the life of the contracts in amounts that exceed certain preferred payments to other interested parties. The estimated value of Elkhorn's interest in the management contracts is approximately $1,600,000. Such value was estimated based upon discounting expected cash flows over the terms of the agreements. The value of such interests will be reviewed at least annually and may be adjusted if there has been a significant change in economic circumstances since the most recent valuation.

When Elkhorn acquired the real estate investment, a portion of the real estate's purchase price was allocated to the estimated fair value of in-place leases in accordance with Statement of Financial Accounting Standards 141. At September 30, 2004, the real estate investment balance includes the estimated fair value of net unfavorable in-place leases totaling $456,651. The properties are leased under fixed-term operating leases on a long-term basis. At September 30, 2004, the minimum lease payments expected to be received by Elkhorn on leases with lease periods greater than one year are as follows:

                  Twelve Months Ending September 30,       Amount
                ------------------------------------------------------
                  2005                                   $ 13,036,458
                  2006                                      9,916,309
                  2007                                      8,288,725
                  2008                                      6,901,402
                  2009                                      4,527,141
                  Thereafter                               15,563,850

During the nine months ended September 30, 2003, the Fund exchanged Partnership Preference Units in the amount of $3,977,592 for an equity investment in two private real estate companies affiliated with the issuer of such formerly held Partnership Preference Units and a note receivable in the amounts of $1,907,012 and $2,070,580, respectively. The secured note receivable (valued at $2,351,705 as of September 30, 2004 and $2,177,503 as of September 30, 2003) earns interest of 8% per annum and matures in February 2013 or on demand.

3.  Indirect Investment in the Portfolio

The following table summarizes the Fund's investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company) for the nine months ended September 30, 2004 and September 30, 2003, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

                                                                                 Nine Months         Nine Months
                                                                                    Ended               Ended
                                                                                September 30,       September 30,
                                                                                    2004                2003
- -------------------------------------------------------------------------------------------------------------------
Belvedere Company's interest in the Portfolio(1)                               $11,744,785,646      $ 9,775,572,306
The Fund's investment in Belvedere Company(2)                                  $ 1,555,202,369      $ 1,458,096,610
Income allocated to Belvedere Company from the Portfolio                       $   127,279,355      $   102,346,416
Income allocated to the Fund from Belvedere Company                            $    17,590,954      $    15,508,668
Expenses allocated to Belvedere Company from the Portfolio                     $    38,377,075      $    31,352,609
Expenses allocated to the Fund from Belvedere Company                          $     7,137,516      $     6,368,209
Net realized gain (loss) from investment transactions and foreign currency
 transactions allocated to Belvedere Company from the Portfolio                $    72,613,080      $   (10,803,952)
Net realized gain (loss) from investment transactions and foreign currency
 transactions allocated to the Fund from Belvedere Company                     $    11,842,265      $    (1,155,495)
Net change in unrealized appreciation (depreciation) of investments and
 foreign currency allocated to Belvedere Company from the Portfolio            $   (18,939,820)     $   898,392,188
Net change in unrealized appreciation (depreciation) of investments and
 foreign currency allocated to the Fund from Belvedere Company                 $    (3,439,420)     $   134,301,886
- -------------------------------------------------------------------------------------------------------------------

(1) As of September 30, 2004 and 2003, the value of Belvedere Company's interest in the Portfolio represents 65.9% and 62.1% of the Portfolio's net assets, respectively.
(2) As of September 30, 2004 and 2003, the Fund's investment in Belvedere Company represents 13.2% and 14.9% of Belvedere Company's net assets, respectively.

A summary of the Portfolio's Statement of Assets and Liabilities at September 30, 2004, December 31, 2003 and September 30, 2003 and its operations for the nine months ended September 30, 2004, for the year ended December 31, 2003 and for the nine months ended September 30, 2003 follows:

                             September 30,     December 31,      September 30,
                                 2004              2003              2003
                            ----------------------------------------------------
Investments, at value       $17,792,133,580   $17,584,390,762   $15,720,495,292
Other assets                     38,445,443        25,462,745        22,166,551
- --------------------------------------------------------------------------------
Total assets                $17,830,579,023   $17,609,853,507   $15,742,661,843
Loan payable -
 Line of Credit                  15,200,000                 -                 -
Other liabilities                   218,380           264,502           241,245
- --------------------------------------------------------------------------------
Total liabilities           $    15,418,380   $       264,502   $       241,245
- --------------------------------------------------------------------------------
Net assets                  $17,815,160,643   $17,609,589,005   $15,742,420,598
================================================================================
Dividends and interest      $   197,869,361   $   232,925,912   $   166,725,898
- --------------------------------------------------------------------------------
Investment adviser fee      $    57,812,972   $    67,584,543   $    49,370,631
Other expenses                    1,911,200         2,295,653         1,730,334
- --------------------------------------------------------------------------------
Total expenses              $    59,724,172   $    69,880,196   $    51,100,965
- --------------------------------------------------------------------------------
Net investment income       $   138,145,189   $   163,045,716   $   115,624,933
Net realized gain (loss)
 from investment
 transactions and foreign
 currency transactions          118,172,446        70,909,770       (17,942,587)
Net change in unrealized
 appreciation (depreciation)
 of investments and foreign
 currency                       (29,473,230)    3,174,709,110     1,449,036,078
- --------------------------------------------------------------------------------
Net increase in net assets
 from operations            $   226,844,405   $ 3,408,664,596   $ 1,546,718,424
- --------------------------------------------------------------------------------

4.  Interest Rate Swap Agreements

Belair Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belair Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements open at September 30, 2004 and December 31, 2003 are listed below.

            Notional                            Initial
            Amount                              Optional      Final         Unrealized           Unrealized
Effective   (000's     Fixed    Floating        Termination   Termination   Appreciation at      Appreciation at
  Date      omitted)   Rate     Rate            Date          Date          September 30, 2004   December 31, 2003
- ------------------------------------------------------------------------------------------------------------------
  10/03     $20,000    4.045%   LIBOR + 0.30%       -           6/10           $  120,779            $  230,597
  02/04      95,952    5.00%    LIBOR + 0.30%     08/04         6/10               51,482                     -
  10/03      95,952    5.05%    LIBOR + 0.30%     02/04         6/10                    -*              218,976
  10/03      61,500    4.865%   LIBOR + 0.30%     07/04         6/10              161,501               212,857
  10/03      75,000    4.795%   LIBOR + 0.30%     09/04         6/10              264,382               304,067
  10/03      42,000    4.69%    LIBOR + 0.30%     02/05         6/10              233,127               201,570
  10/03      49,000    4.665%   LIBOR + 0.30%     03/05         6/10              283,194               240,892
  10/03      35,330    4.18%    LIBOR + 0.30%     07/09         6/10              105,600               235,385
  06/04     104,176    4.875%   LIBOR + 0.00%       -           6/12                    -**                   -
- ----------------------------------------------------------------------------------------------------------------------
                                                                               $1,220,065            $1,644,344
- ----------------------------------------------------------------------------------------------------------------------

*    Agreement was terminated on the Initial Optional Termination Date.
** On May 3, 2004, Belair Capital entered into a forward interest rate swap agreement with Merrill Lynch Capital Services, Inc. in anticipation of its future investment in a controlled subsidiary, Elkhorn, for the purpose of hedging Belair Real Estate's proportionate share of the interest rate of substantially all of the expected fixed-rate mortgage financing of the real property over the expected 8-year term. Such agreement was terminated in July 2004 and the Fund realized a gain of $536,498 upon termination.

5.  Debt

In August 2004, Belair Capital made borrowings under its credit arrangement with Merrill Lynch Mortgage Capital, Inc. (Merrill Lynch) in the amount of $100,000,000. At that time, Belair Capital also increased the amount available with Merrill Lynch under a temporary arrangement (the Temporary Arrangement) by $13,000,000 and borrowed that amount. Belair Capital used the proceeds from these borrowings to finance the Fund's investment in Elkhorn (Note 2). The borrowing under the Temporary Arrangement accrues interest at a rate of one-month LIBOR plus 0.90% and is for a term of sixty days, subject to a thirty-day extension. Any unused amount of the increase pertaining to the Temporary Arrangement is subject to a commitment fee of 0.10% per annum. The assets of Belair Capital, excluding the assets of Bel Residential Properties Trust (Bel Residential) and Elkhorn, secure all borrowings under the credit arrangement with Merrill Lynch. On September 8, 2004, the Temporary Arrangement was amended to increase the amount available from $13,000,000 to $23,000,000. As of September 30, 2004, outstanding borrowings under the Temporary Arrangement totaled $16,200,000.

On October 12, 2004, Elkhorn obtained first mortgage financing for its investment in real properties in the amount of $135,000,000. The mortgage note, which bears interest at a fixed rate of 5.67% per annum, is secured by all of the Elkhorn properties and is without recourse to Belair Real Estate, Belair Capital and its Shareholders. Pursuant to an agreement between Belair Real Estate and the Elkhorn Minority Shareholder, Belair Real Estate may (but is not obligated to) make loans to Elkhorn to fund certain items such as debt service, insurance or property taxes. Interest payments are due monthly starting December 1, 2004, with the unpaid principal due on November 12, 2012. The proceeds from this financing were subsequently distributed to Belair Real Estate and the Elkhorn Minority Shareholder in accordance with their equity interests. The proceeds from this transaction along with other funds available were used to repay Belair Capital's borrowings under the Temporary Arrangement as well as a portion of other borrowings under the Credit Facility. Pursuant to its terms, the Temporary Arrangement expired on October 29, 2004. As of November 9, 2004, outstanding borrowings under the credit arrangement with DrKW totaled $468,000,000 while there were no borrowings under the credit arrangement with Merrill Lynch.

6.  Segment Information

Belair Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Company, Belair Capital invests in real estate assets through its subsidiary, Belair Real Estate. Belair Real Estate invests directly and indirectly in Partnership Preference Units, debt and equity investments in private real estate companies and in real property through controlled subsidiaries, Bel Residential and Elkhorn (See Note 1).

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

                                                            Tax-Managed
For the Three Months Ended                                    Growth              Real
September 30, 2004                                           Portfolio*           Estate              Total
- ----------------------------------------------------------------------------------------------------------------
Revenue                                                    $  3,522,544       $ 14,395,076        $ 17,917,620
Interest expense on mortgage                                          -         (2,386,112)         (2,386,112)
Interest expense on Credit Facility                                   -         (2,262,416)         (2,262,416)
Operating expenses                                             (659,794)        (4,434,527)         (5,094,321)
Minority interest in net income of controlled
 subsidiaries                                                         -           (623,466)           (623,466)
- ----------------------------------------------------------------------------------------------------------------
Net investment income                                      $  2,862,750       $  4,688,555        $  7,551,305
Net realized gain (loss)                                          5,766         (1,276,213)         (1,270,447)
Net change in unrealized appreciation (depreciation)        (37,880,862)        (5,405,864)        (43,286,726)
- ----------------------------------------------------------------------------------------------------------------
Net decrease in net assets from operations of
 reportable segments                                       $(35,012,346)      $ (1,993,522)       $(37,005,868)
- ----------------------------------------------------------------------------------------------------------------


                                                            Tax-Managed
For the Three Months Ended                                    Growth              Real
September 30, 2003                                           Portfolio*           Estate              Total
- ----------------------------------------------------------------------------------------------------------------
Revenue                                                    $  3,042,455       $ 13,235,387        $ 16,277,842
Interest expense on mortgage                                          -         (2,386,112)         (2,386,112)
Interest expense on Credit Facility                                   -         (2,024,360)         (2,024,360)
Operating expenses                                             (601,236)        (3,418,353)         (4,019,589)
Minority interest in net income of controlled
 subsidiary                                                           -             (3,159)             (3,159)
- ----------------------------------------------------------------------------------------------------------------
Net investment income                                      $  2,441,219       $  5,403,403        $  7,844,622
Net realized gain (loss)                                      1,035,691         (2,024,137)           (988,446)
Net change in unrealized appreciation (depreciation)         29,558,954          4,907,245          34,466,199
- ----------------------------------------------------------------------------------------------------------------
Net increase in net assets from operations of
 reportable segments                                       $ 33,035,864       $  8,286,511        $ 41,322,375
- ----------------------------------------------------------------------------------------------------------------

                                                            Tax-Managed
For the Nine Months Ended                                     Growth              Real
September 30, 2004                                           Portfolio*           Estate              Total
- ----------------------------------------------------------------------------------------------------------------
Revenue                                                    $ 10,453,438        $ 41,107,491       $ 51,560,929
Interest expense on mortgage                                          -          (7,158,334)        (7,158,334)
Interest expense on Credit Facility                                   -          (5,360,113)        (5,360,113)
Operating expenses                                           (2,083,276)        (11,080,798)       (13,164,074)
Minority interest in net income of controlled
 subsidiaries                                                         -            (849,446)          (849,446)
- ----------------------------------------------------------------------------------------------------------------
Net investment income                                      $  8,370,162        $ 16,658,800       $ 25,028,962
Net realized gain (loss)                                     11,842,265          (5,122,221)         6,720,044
Net change in unrealized appreciation (depreciation)         (3,439,420)        (15,577,517)       (19,016,937)
- ----------------------------------------------------------------------------------------------------------------
Net increase (decrease)  in net assets from operations
 of reportable segments                                    $ 16,773,007        $ (4,040,938)      $ 12,732,069
- ----------------------------------------------------------------------------------------------------------------


                                                            Tax-Managed
For the Nine Months Ended                                     Growth              Real
September 30, 2003                                           Portfolio*           Estate              Total
- ----------------------------------------------------------------------------------------------------------------
Revenue                                                    $  9,140,459        $ 43,691,528       $ 52,831,987
Interest expense on mortgages                                         -          (7,158,334)        (7,158,334)
Interest expense on Credit Facility                                   -          (6,846,572)        (6,846,572)
Operating expenses                                           (1,648,461)        (10,243,614)       (11,892,075)
Minority interest in net income of controlled
 subsidiary                                                           -            (324,910)          (324,910)
- ----------------------------------------------------------------------------------------------------------------
Net investment income                                      $  7,491,998        $ 19,118,098       $ 26,610,096
Net realized loss                                            (1,155,495)        (14,008,421)       (15,163,916)
Net change in unrealized appreciation (depreciation)        134,301,886          42,739,091        177,040,977
- ----------------------------------------------------------------------------------------------------------------
Net increase in net assets from operations of
  reportable segments                                      $140,638,389        $ 47,848,768       $188,487,157
- ----------------------------------------------------------------------------------------------------------------


                                                        Tax-Managed Growth         Real
At September 30, 2004                                       Portfolio*             Estate             Total
- ----------------------------------------------------------------------------------------------------------------
Segment assets                                             $1,555,202,369      $669,386,848       $2,224,589,217
Segment liabilities                                                     -       723,622,385          723,622,385
- ----------------------------------------------------------------------------------------------------------------
Net assets (liabilities) of reportable segments            $1,555,202,369      $(54,235,537)      $1,500,966,832
- ----------------------------------------------------------------------------------------------------------------

At December 31, 2003
- ----------------------------------------------------------------------------------------------------------------
Segment assets                                             $1,588,195,284      $487,471,604       $2,075,666,888
Segment liabilities                                             1,180,000       544,629,124          545,809,124
- ----------------------------------------------------------------------------------------------------------------
Net assets (liabilities) of reportable segments            $1,587,015,284      $(57,157,520)      $1,529,857,764
- ----------------------------------------------------------------------------------------------------------------

* Belair Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

                                               Three Months         Three Months         Nine Months          Nine Months
                                                  Ended                Ended                Ended                Ended
                                               September 30,        September 30,        September 30,        September 30,
                                                  2004                 2003                 2004                 2003
                                            ----------------------------------------------------------------------------------
Revenue:
 Revenue from reportable segments              $ 17,917,620         $ 16,277,842         $ 51,560,929         $ 52,831,987
  Unallocated amounts:
   Interest earned on cash not invested in
    the Portfolio or in subsidiaries                 66,233               32,163              203,586               61,976
                                            ----------------------------------------------------------------------------------
Total revenue                                  $ 17,983,853         $ 16,310,005         $ 51,764,515         $ 52,893,963
                                            ----------------------------------------------------------------------------------
Net increase (decrease) in net assets from
 operations:
 Net (decrease) increase in net assets from
  operations of reportable segments            $(37,005,868)        $ 41,322,375         $ 12,732,069         $188,487,157
 Unallocated investment income:
  Interest earned on cash not invested in
   the Portfolio or in subsidiaries                  66,233               32,163              203,586               61,976
 Unallocated expenses(1):
  Servicing fees                                   (154,076)            (136,472)            (476,514)            (384,192)
  Interest expense on Credit Facility              (260,756)            (136,133)            (530,121)            (285,274)
  Audit, tax and legal fees                         (45,596)             (45,596)            (144,621)            (135,885)
  Other operating expenses                          (12,887)             (12,888)             (56,722)             (75,406)
                                            ----------------------------------------------------------------------------------
Total net (decrease) increase in net assets
 from operations                               $(37,412,950)        $41,023,449          $11,727,677          $187,668,376
                                            ----------------------------------------------------------------------------------

                                        September 30, 2004     December 31, 2003
                                        ------------------     -----------------
Net assets:
 Net assets of reportable segments        $1,500,966,832        $1,529,857,764
 Unallocated amounts:
  Cash(2)                                      3,316,546             5,408,305
  Short-term investments(2)                    2,270,000            11,765,330
  Loan payable - Credit Facility(3)          (32,051,083)          (24,579,481)
  Other liabilities                             (185,325)             (170,069)
                                        ------------------     -----------------
Total net assets                          $1,474,316,970        $1,522,281,849
                                        ------------------     -----------------

(1) Unallocated expenses represent costs incurred that pertain to the overall operation of Belair Capital, and do not pertain to either operating segment.
(2) Unallocated cash and short-term investments represent cash and cash equivalents not invested in the Portfolio or real estate assets.
(3) Unallocated amount of loan payable - Credit Facility represents borrowings not specifically used to fund real estate investments. Such borrowings are generally used to pay selling commissions, organization expenses and other liquidity needs of the Fund.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2003

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

PERFORMANCE OF THE FUND.(1) The Fund's investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance Management (Eaton Vance), as the Fund's manager, measures the Fund's success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index (the S&P 500) as the Fund's primary performance benchmark. The S&P 500 is a broad-based unmanaged index of common stocks widely used as a measure of U.S. stock market performance. Eaton Vance's primary focus in pursuing total return is on the Fund's common stock portfolio, which consists of its indirect interest

- -----------------
(1) Total returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested. Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. The Portfolio's total return for the period reflects the total return of another fund that invests in the Portfolio, adjusted for certain fund expenses. Performance is for the stated time period only and is not annualized; due to market volatility, the Fund's current performance may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P
     500. It is not possible to invest directly in an Index.

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

The Fund's total return was -2.42% for the quarter ended September 30, 2004. This return reflects a decrease in the Fund's net asset value per share from $122.20 to $119.24 during the period. The total return of the S&P 5 00 w as
- -1.87% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 0.38% during the period. Last year, the Fund had a total return performance of 3.05% for the quarter ended September 30, 2003. This return reflected an increase in the Fund's net asset value per share from $102.92 to $106.06 during the period. The S&P 500 had a total return of 2.65% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.70% during th at period.

PERFORMANCE OF THE PORTFOLIO. For the quarter ended September 30, 2004, the Portfolio's total return was - experienced a loss of 2.04%, slightly lower worse than the S&P 500 Index, which posted a -declined 1.87% return during the quarter. The third quarter of 2004 was disappointing for equity returns, as pre-election jitters and moderating earnings growth expectations in the face of rising oil prices and higher short-term interest rates weighed on the markets.

During the third quarter of 2004, value stocks generally outperformed growth stocks. The Portfolio's modest underperformance during this period was attributable in part to a relative underweight of the market's strongest performing industries, specifically electric utilities, diversified telecom and metals. Investor anxiety over higher short-term interest rates and the unrelenting surge in oil prices pressured economically sensitive sectors, particularly consumer discretionary and information technology stocks. The Portfolio benefited from a decreased exposure to media, specialty retail and semiconductor industries during the quarter ended September 30, 2004. The Portfolio's ongoing emphasis of the energy sector was also beneficial, as energy stocks advanced on record high oil prices. Within the financials sector, recognizing increased interest rate risk, the Portfolio correctly redeployed assets in less interest-sensitive industries. The Portfolio's de-emphasis of the pharmaceuticals was also helpful, given political and company specific headwinds faced by health care stocks in the third quarter of 2004.

For the quarter ended September 30, 2003, the Portfolio's total return was 13.54
2.35 % compared to the 2.65% total return achieved by the S&P 500. Favorable fiscal and monetary policies, resilient consumer spending and positive earnings momentum contributed to the market's strength during the third quarter of 2003. The Portfolio's stock selection and underweighting of the telecommunication and health care sectors were beneficial during the quarter ended September 30, 2003, but not sufficient to offset the impact of the Portfolio's underweighting during that quarter of the information technnology sector (the best performing sector during the quarter).

PERFORMANCE OF REAL ESTATE INVESTMENTS. The Fund's real estate investments are held through Belair Real Estate. As of September 30, 2004, real estate investments included two real estate joint ventures (Real Estate Joint Ventures) and a portfolio of Partnership Preference Units issued by partnerships affiliated with publicly traded and private real estate investment trusts (REITs). The Real Estate Joint Ventures operate multifamily or industrial distribution properties. As of September 30, 2004, the estimated fair value of the Fund's real estate investments represented 29.4% of the Fund's total assets on a consolidated basis. After adjusting for minority interests in the Real Estate Joint Ventures, the Fund's real estate investments represented 39.5% of the Fund's net assets as of September 30, 2004.

On August 4, 2004, a Real Estate Joint Venture, Elkhorn Property Trust (Elkhorn), through its interest in ProLogis Six Rivers Limited Partnership (Six Rivers), participated in the merger of Six Rivers with Keystone Property Trust (Keystone), a publicly-held REIT . As part of the Keystone transaction, Elkhorn increased its ownership interest in the properties acquired during the quarter ended June 30, 2004 to 100% and acquired a partnership interest in Six Rivers. Through its interest in Six Rivers, Elkhorn acquired 100% of the economic interest in certain industrial distribution properties for approximately $201.6 million. Belair Real Estate owns a majority interest in Elkhorn, ProLogis owns a minority interest in Elkhorn and ProLogis or an affiliate thereof manages the properties. Elkhorn obtained first mortgage financing of $135.0 million on October 12, 2004, which is secured by the properties it owns and is without recourse to Belair Real Estate, the Fund or its Shareholders. Pursuant to an agreement between Belair Real Estate and ProLogis, Belair Real Estate may (but is not obligated to) make loans to Elkhorn to fund certain items such as debt service, insurance or property taxes.

During the quarter ended September 30, 2004, rental income from real estate operations was approximately $8.9 million compared to approximately $5.4 million for the quarter ended September 30, 2003, an increase of $3.5 million or 65%. This was due to income from the industrial distribution properties acquired on June 30 and August 4, 2004, and an increase in income from multifamily properties due to modest increases in apartment rental rates net of concessions during the quarter. For the quarter ended September 30, 2003, rental income decreased principally due to increased rent concessions or reduced apartment rental rates and lower occupancy levels at multifamily properties during the quarter.

During the quarter ended September 30, 2004, property operating expenses were approximately $3.3 million compared to approximately $2.5 million for the quarter ended September 30, 2003, an increase of 32% (property operating expenses are before certain operating expenses of Belair Real Estate of approximately $1.1 million for the quarter ended September 30, 2004 and $0.9 million for the quarter ended September 30, 2003). The net increase in property operating expenses was principally due to expenses of the industrial distribution properties acquired on June 30 and August 4, 2004, and due to a 5% increase in multifamily property and maintenance expenses during the quarter. During the quarter ended September 30, 2003, while overall property operating expenses decreased slightly, property and maintenance expenses increased 6% and property taxes and insurance expense decreased 26%.

The near term outlook for multifamily property operations continues to be weak. While the recent pick-up in economic and employment growth is expected to lead to improved supply-demand balance in the apartment industry, oversupply conditions continue to exist in most major markets. Boston Management expects that multifamily real estate operating results for the remainder of 2004 will continue to be similar to 2003. In 2004, many industrial markets in the United States began to experience increased demand for space after several years of occupancy and rental rate declines. For many industrial distribution properties, reduced rent levels are likely to continue over the near term as above-market leases mature and space is released at current market rates. Boston Management expects that improvements in multifamily and industrial distribution property operating performance will occur over the longer term.

At September 30, 2004, the estimated fair value of the real properties indirectly held through Belair Real Estate (including the interest in property management contracts described in Note 2 to the Fund's unaudited condensed consolidated financial statements in item 1 above) was approximately $381.1 million compared to approximately $159.4 million at September 30, 2003, a net increase of $221.7 million or 139%. The net increase in estimated real property values at September 30, 2004 as compared to September 30, 2003 resulted principally from the properties acquired by Elkhorn and the impact of lower capitalization rates on the estimated fair value of the multifamily properties, which more than offset the negative impact of lower near term earnings expectations on property values. The capitalization rate, a term commonly used in the real estate industry, is the rate of return percentage applied to actual or projected income levels to estimate the value of a real estate investment.
The modest increase in estimated property values at September 30, 2003 as compared to September 30, 2002 resulted from declines in capitalization rates in a lower-return environment. Declines in capitalization rates more than offset the impact on property values of lower income level expectations during the quarter.

During the quarter ended September 30, 2004, the Fund saw net unrealized depreciation of the estimated fair value of its other real estate investments (which includes the Real Estate Joint Ventures) of approximately $1.9 million compared to unrealized appreciation of approximately $3.8 million during the quarter ended September 30, 2003. Net unrealized depreciation during the quarter ended September 30, 2004 consisted of approximately $1.0 million of unrealized depreciation resulting from declines in estimated property values and approximately $0.9 million of unrealized depreciation due to certain legal and transaction costs associated with Elkhorn's acquisitions. Unrealized appreciation during the quarter ended September 30, 2003 was due to modest increases in estimated property values during the quarter.

During the quarter ended September 30, 2004, Belair Real Estate sold (or experienced scheduled redemptions of) certain of its Partnership Preference Units totaling approximately $56.4 million (including sales to another investment fund advised by Boston Management), recognizing a gain of $1.1 million on the transactions. During the quarter ended September 30, 2004, Belair Real Estate also acquired interests in additional Partnership Preference Units (including acquisitions from another investment fund advised by Boston Management) totaling approximately $18.8 million. At September 30, 2004, the estimated fair value of Belair Real Estate's Partnership Preference Units totaled approximately $271.2 million compared to approximately $344.7 million at September 30, 2003, a net decrease of $73.5 million or 21%. While the net decrease in value was principally due to fewer Partnership Preference Units held at September 30, 2004, the net decrease also reflects lower per unit values of the Partnership Preference Units held at September 30, 2004 due principally to their lower average coupon rates. In the current low interest rate environment, many issuers have been redeeming Partnership Preference Units as call protections expire or restructuring the terms of outstanding Partnership Preference Units in advance of their call dates. As a result, many of the higher-yielding Partnership Preference Units held by Belair Real Estate during the quarter ended September 30, 2003 were no longer held at September 30, 2004.

Boston Management expects this trend to continue through 2004. At September 30, 2003, the estimated fair value of Partnership Preference Units had decreased principally due to fewer units held as compared to September 30, 2002. The per unit value of the remaining Partnership Preference Units also declined slightly during the quarter.

During the quarter ended September 30, 2004, the Fund saw unrealized appreciation of the estimated fair value of its Partnership Preference Units of approximately $1.8 million compared to unrealized depreciation of approximately $1.3 million during the quarter ended September 30, 2003. The net unrealized appreciation of approximately $1.8 million during the third quarter of 2004 consisted of approximately $2.4 million of unrealized appreciation resulting from modest increases in per unit values of the Partnership Preference Units held by Belair Real Estate at September 30, 2004 offset by approximately $0.6 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation to realized gains due to sales of Partnership Preference Units during the quarter ended September 30, 2004. Distributions from Partnership Preference Units for the quarter ended September 30, 2004 totaled approximately $5.4 million compared to approximately $7.8 million for the quarter ended September 30, 2003, a decrease of $2.4 million or 31%. The decrease was principally due to fewer Partnership Preference Units held on average, as well as lower average distribution rates for the Partnership Preference Units held during the quarter ended September 30, 2004. During the quarter ended September 30, 2003, distributions from Partnership Preference Units decreased due to fewer Partnership Preference Units held as compared to the same quarter in 2002.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the quarter ended September 30, 2004, net realized and unrealized losses on the Fund's interest rate swap agreements totaled approximately $7.7 million, compared to net realized and unrealized losses of approximately $37,000 for the quarter ended September 30, 2003. Net realized and unrealized losses on swap agreements for the quarter ended September 30, 2004 consisted of $5.3 million of unrealized depreciation due to changes in swap agreement valuations and $2.9 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements), offset in part by $0.5 million of realized gains from termination of a swap agreement. For the quarter ended September 30, 2003, unrealized appreciation of $2.4 million on swap agreement valuation changes was offset by $2.4 million of swap agreement periodic payments. The negative impact on Fund performance for the quarter ended September 30, 2004 from changes in swap agreement valuations was attributable to a decline in swap rates during the period. The positive contribution for the quarter ended September 30, 2003 from changes in swap valuations was due to a number of swap agreements approaching their initial optional termination dates and an increase in swap rates during the period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

PERFORMANCE OF THE FUND. The Fund's total return was 0.78% for the nine months ended September 30, 2004. This return reflects a decrease in the Fund's net asset value per share from $119.60 to $119.24 and a distribution of $1.28 per share during the period. The S&P 500 had a total return of 1.51% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 0.55% during the period. Last year, the Fund had a total return performance of 15.40% for the nine months ended September 30, 2003. This return reflected an increase in the Fund's net asset value per share from $92.38 to $106.06 and a distribution of $0.49 per share. The S&P 500 had a total return of 14.71% over the same period. The performance of the Fund exceeded that of the Portfolio by 4.66% during that period.

PERFORMANCE OF THE PORTFOLIO. For the nine months ended September 30, 2004, the Portfolio's total return was 1.33%, slightly lower than the S&P 500 Index, which returned 1.51% for the period. U.S. equity markets remained range-bound during the period, restrained by investor anxiety over higher short-term interest rates, rising energy prices and moderating consumer spending. Geopolitical and economic concerns were offset by low inflation levels, continued earnings strength and attractive valuations. Investors returned to quality, dividend-paying stocks, avoiding last year's high volatility, low quality investments. During the first nine months of 2004, mid-cap stocks outperformed large-caps and small-caps, and value stocks trounced growth investments.

The Portfolio's modest underperformance during this period was attributable in part to adverse stock selection within the market's lagging sectors. Investments within media, retail and health care service industries detracted from returns. The Portfolio maintained an overweight of industrials stocks and benefited from advances in airfreight, defense and machinery holdings. While the information technology and consumer staples sectors lagged the market during the first nine months of 2004, the Portfolio's allocation and investment selections within computer peripherals and food products were beneficial. The Portfolio's ongoing emphasis of the commodity-related investments in the energy and materials sectors was also positive, as stocks advanced on higher commodity prices. During the nine months ended September 30, 2004, the Portfolio continued to underweight the utilities and telecom sectors.

For the nine months ended September 30, 2003, the Portfolio's total return was 10.74% compared to the 14.71% total return achieved by the S&P 500. In March of 2003, equity markets began a sharp rally coincident with U.S. military success in Iraq and the development of stronger economic conditions domestically. The Portfolio's relative underperformance during the period was attributable primarily to its lower exposure to higher volatility, lower quality stocks that were the strongest performers in the market rally.

PERFORMANCE OF REAL ESTATE INVESTMENTS. During the nine months ended September 30, 2004, Belair Real Estate purchased certain real estate investments. On June 30, 2004, Elkhorn acquired a majority interest in certain industrial distribution properties from ProLogis for approximately $17.7 million. ProLogis retained a minority interest in the properties. In May 2004, Belair Real Estate entered into agreements with ProLogis to form Six Rivers (in association with subsidiaries of other investment funds advised by Boston Management) and to merge Six Rivers with Keystone. The transactions contemplated by these agreements were consummated on August 4, 2004. As a result of the transactions, Elkhorn acquired a partnership interest in Six Rivers. In addition, ProLogis acquired a minority interest in Elkhorn. Through its interest in Six Rivers, Elkhorn owns 100% of the economic interest in certain industrial distribution properties acquired through the merger of Six Rivers and Keystone for approximately $201.6 million. On October 12, 2004, Elkhorn obtained first mortgage financing of $135.0 million secured by its properties. At the time of acquisition, the Fund provided interim financing for Elkhorn.

Rental income from real estate operations was approximately $20.0 million for the nine months ended September 30, 2004 compared to approximately $16.5 million for the nine months ended September 30, 2003, an increase of $3.5 million or 21%. This increase was due to income from the industrial distribution properties acquired on June 30 and August 4, 2004, as well as modest increases in apartment rental rates net of concessions during the period. For the nine months ended September 30, 2003, rental income decreased principally due the sale of a Real Estate Joint Venture interest in May 2002, which reduced the scope of the Fund's real estate activities. Weak multifamily market fundamentals in most regions combined with lower occupancy levels and increased rent concessions also impacted results during the period.

During the nine months ended September 30, 2004, property operating expenses were approximately $8.4 million compared to approximately $7.6 million for the nine months ended September 30, 2003, a net increase of 11% (property operating expenses are before certain operating expenses of Belair Real Estate of approximately $2.7 million for the nine months ended September 30, 2004 and September 30, 2003). The increase in property operating expenses during the nine months ended September 30, 2004 was principally due to the expenses of the industrial distribution properties acquired on June 30 and August 4, 2004. Property operating expenses decreased during the nine months ended September 30, 2003 principally due to the sale of a Real Estate Joint Venture interest in 2002, which reduced the scope of the Fund's real estate activities. This decrease was offset by modest increases in operating expenses of the remaining Real Estate Joint Venture. The near term outlook for multifamily property operations continues to be weak. As discussed above, while the recent pick-up in economic and employment growth is expected to lead to improved supply-demand balance in the apartment industry, oversupply conditions continue to exist in most major markets. Additionally, while conditions in many industrial markets began to improve in 2004, reduced rental rates are likely to continue over the near term.

At September 30, 2004, the estimated fair value of the real properties indirectly held through Belair Real Estate was approximately $381.1 million compared to approximately $159.4 million at September 30, 2003, a net increase of $221.7 million or 139%. The net increase in estimated real property values at September 30, 2004 as compared to September 30, 2003 resulted principally from the properties acquired by Elkhorn and the impact of lower capitalization rates on the estimated fair value of the multifamily properties, which more than offset the negative impact of lower near term earnings expectations on property values. Declines in capitalization rates more than offset the impact on property values of lower income expectations.

During the nine months ended September 30, 2004, the Fund saw unrealized depreciation in the estimated fair value of its other real estate investments (which includes the Real Estate Joint Ventures) of approximately $4.4 million compared to approximately $4.0 million of unrealized appreciation during the nine months ended September 30, 2003. Net unrealized depreciation of $4.4 million during the nine months ended September 30, 2004 consisted of $3.5 million of unrealized depreciation due to modest declines in estimated property values and approximately $0.9 million of unrealized depreciation due to certain legal and transaction costs associated with Elkhorn's acquisitions. Unrealized appreciation during the nine months ended September 30, 2003 was due to modest increases in estimated property values during the period.

During the nine months ended September 30, 2004, Belair Real Estate sold (or experienced scheduled redemptions of) certain of its Partnership Preference Units totaling approximately $107.1 million (including sales to another investment fund advised by Boston Management), recognizing gains of approximately $3.5 million on the transactions. During the nine months ended September 30, 2004, Belair Real Estate also acquired interests in additional Partnership Preference Units from other investment funds advised by Boston

Management totaling approximately $67.5 million. At September 30, 2004, the estimated fair value of Belair Real Estate's Partnership Preference Units totaled approximately $271.2 million compared to approximately $344.7 million at September 30, 2003, a net decrease of $73.5 million or 21%. The decrease was principally due to fewer Partnership Preference Units held on average, as well as lower average distribution rates for the Partnership Preference Units held during the nine months ended September 30, 2004. During the nine months ended September 30, 2004, Partnership Preference Unit values were negatively affected by the rising trend in U.S. interest rates, partly offset by tighter spreads for credit-sensitive income securities, including real estate-related securities. In a rising interest rate environment, values of outstanding Partnership Preference Unit generally can be expected to decline. At September 30, 2003, the decrease in the estimated fair value of Partnership Preference Units was principally due to fewer Partnership Preference Units held at September 30, 2003, as compared to September 30, 2002, offset in part by increases in the per unit value of the remaining Partnership Preference Units held by Belair Real Estate. This appreciation in per unit value resulted from declines in interest rates and tighter spreads on the real estate securities during the nine months ended September 30, 2003.

The Fund saw net unrealized depreciation in the estimated fair value in its Partnership Preference Units of approximately $10.8 million during the nine months ended September 30, 2004 compared to unrealized appreciation of approximately $25.9 million for the nine months ended September 30, 2003. The net unrealized depreciation of approximately $10.8 million in the first nine months of 2004 consisted of approximately $6.5 million of unrealized depreciation resulting from decreases in per unit values of the Partnership Preference Units held by Belair Real Estate during the period and approximately $4.3 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation to realized gains due to sales of Partnership Preference Units during the nine months ended September 30, 2004. Unrealized appreciation during the nine months ended September 30, 2003 resulted from increases in per unit values of Partnership Preference Units during the period.

Distributions from Partnership Preference Units for the nine months ended September 30, 2004 totaled approximately $20.9 million compared to approximately $27.1 million for the nine months ended September 30, 2003, a decrease of $6.2 million or 23%. The decrease was principally due to fewer Partnership Preference Units held on average and to lower average distribution rates for the Partnership Preference Units held during the nine months ended September 30, 2004, partially offset by a one-time special distribution from one issuer made in connection with a restructuring of its Partnership Preference Units. During the nine months ended September 30, 2003, distributions from Partnership Preference Units decreased due to fewer Partnership Preference Units held during the same period in 2002.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the nine months ended September 30, 2004, net realized and unrealized losses on the Fund's interest rate swap agreements totaled approximately $9.0 million, compared to net realized and unrealized losses of approximately $1.6 million for the nine months ended September 30, 2003. Net realized and unrealized losses on swap agreements for the nine months ended September 30, 2004 consisted of $0.4 million of unrealized depreciation due to changes in swap agreement valuations and $9.2 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements), offset in part by $0.5 million of realized gains from termination of a swap agreement. For the nine months ended September 30, 2003, unrealized appreciation of $12.9 million on swap agreement valuation changes was offset by $14.4 million of swap agreement periodic payments. The negative impact on Fund performance for the nine months ended September 30, 2004 from changes in swap agreement valuations was attributable to a decline in swap rates during the period. The positive contribution to Fund performance for the nine months ended September 30, 2003 from changes in swap valuations was primarily due to the exercise of early termination options on a number of swap agreements and many of the remaining swap agreements approaching their initial optional termination dates. Swap rates did not change significantly during the nine months ended September 30, 2003.

(b)  LIQUIDITY AND CAPITAL RESOURCES.

OUTSTANDING BORROWINGS. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund's real estate investments and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any short-term liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of September 30, 2004, the Fund had outstanding borrowings of $582.7 million and unused loan commitments of $6.8 million under the Credit Facility.

In August 2004, the Fund made borrowings under its credit arrangement with Merrill Lynch Mortgage Capital, Inc. (Merrill Lynch) in the amount of $100.0 million. At that time, the Fund also temporarily increased the amount available under its credit arrangement with Merrill Lynch by $13.0 million and borrowed that amount. The Fund used the total proceeds from these borrowings to finance the acquisitions by Elkhorn of interests in certain industrial distribution properties. On September 8, 2004, the Fund temporarily increased the amount available under the Merrill Lynch credit arrangement by an additional $10.0 million and borrowed $3.2 million of that amount on September 24, 2004. The additional temporary borrowings were at a rate of LIBOR plus 0.90% and were to be repaid no later than October 29, 2004. On October 12, 2004, Elkhorn obtained first mortgage financing for its properties, the proceeds from which were used to reduce the Merrill Lynch borrowings. On November 9, 2004, there were no outstanding borrowings under the Merrill Lynch credit arrangement. There was a $1.5 million letter of credit issued.

The Fund has entered into interest rate swap agreements with respect to its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of September 30, 2004, the unrealized appreciation related to the interest rate swap agreements was approximately $1.2 million. As of September 30, 2003, the unrealized depreciation related to the interest rate swap agreements was approximately $8.5 million.

(c) CRITICAL ACCOUNTING ESTIMATES.

The Fund's critical accounting estimates are described in Item 7(e) of its Annual Report on Form 10-K for the year ended December 31, 2003. The Fund's critical accounting estimates as they relate to Real Estate Joint Ventures have been updated to reflect the valuation of Belair Real Estate's interest in Elkhorn. The following discussion replaces the discussion of such estimates included in the Fund's Annual Report. The discussion of the Fund's critical accounting estimates included in the Annual Report is otherwise unchanged.

REAL ESTATE JOINT VENTURES. Boston Management determines the estimated fair value of the Fund's interest in each Real Estate Joint Venture based primarily on annual appraisals of the properties owned by such Real Estate Joint Venture (provided such appraisals are available) and an allocation of the equity value of the Real Estate Joint Venture between the Fund and the Operating Partner. Appraisals of Real Estate Joint Venture properties may be conducted more frequently than once a year if Boston Management determines that significant changes in economic circumstances that may materially impact estimated property values have occurred since the most recent appraisal.

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

Appraisals of properties owned by each Real Estate Joint Venture are conducted by independent appraisers who are licensed in their respective states and not affiliated with Eaton Vance or the Operating Partners. Each appraisal is conducted in accordance with the Uniform Standards Board and the Code of Professional Appraisal Practice of the Appraisal Institute (as well as other relevant standards). Boston Management reviews the appraisal of each property and generally relies on the assumptions and judgments made by the appraiser. Property appraisals are inherently uncertain because they apply assumed discount rates, capitalization rates, growth rates and inflation rates to the appraiser's estimated stabilized cash flows, and due to the unique characteristics of a property, which may affect its value but may not be taken into account. If the assumptions and estimates used by the appraisers to determine the value of the properties owned by the Real Estate Joint Ventures were to change, it may materially impact the estimated fair value of the Real Estate Joint Ventures. When a property owned by a Real Estate Joint Venture has not been appraised (such as when the Real Estate Joint Venture recently acquired the property), Boston Management determines the estimated fair value of the property based on the transaction value of the property, which equals the total acquisition cost of the property exclusive of certain legal and transaction costs. Once an appraisal of that property has been conducted, Boston Management will base the estimated fair value of the property on the estimated value as determined by the appraiser. Appraisals of newly acquired properties are conducted throughout the year following the acquisition. If the appraised value of the property differs significantly from the transaction value of the property, it may materially impact the estimated fair value of the Real Estate Joint Venture.

Boston Management determines the estimated fair value of the Fund's equity interest in each Real Estate Joint Venture based on an estimate of the allocation of equity interests between the Fund and the Operating Partner. This allocation is calculated by a third party specialist, provided appraisals have been conducted of all of the properties owned by the Real Estate Joint Venture. The specialist uses a financial model that considers the (i) terms of the joint venture agreement relating to allocation of distributable cash flow, (ii) the duration of the joint venture; and (iii) the projected property values and cash flows from the properties based on estimates made by the appraisers. The estimated allocation of equity interests between the Fund and the Operating Partner of each Real Estate Joint Venture is prepared quarterly and reviewed by Boston Management. When the properties owned by a Real Estate Joint Venture have not been appraised (such as when the Real Estate Joint Venture recently acquired the properties), Boston Management allocates equity interests in the Real Estate Joint Venture based on the contractual ownership interests of Belair Real Estate and the Operating Partner. Once appraisals have been conducted of all of the properties owned by the Real Estate Joint Venture, the estimated fair value of the Fund's equity interest in the Real Estate Joint Venture will be determined by the third party specialist using the financial model described above. Interim valuations of Real Estate Joint Venture assets may be adjusted to reflect significant changes in economic circumstances, and the results of operations and distributions. If the estimate of the allocation of equity interests in the Real Estate Joint Ventures were to change (because, for example, the appraisers' estimate of property values or projected cash flows of the Real Estate Joint Ventures changed), it may materially impact the estimated fair value of the Real Estate Joint Ventures. As of September 30, 2004, all of the properties owned by the Real Estate Joint Ventures have been appraised, except for those owned by Elkhorn. The properties owned by Elkhorn were acquired on June 30, 2004 and August 4, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK. The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Fund's Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Ventures. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Fund's Credit Facility are reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility used to acquire Belair Real Estate's equity in its real estate investments and to mitigate in part the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The Fund's interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

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

                            Interest Rate Sensitivity
                        Cost, Principal (Notional) Amount
                    by Contractual Maturity and Callable Date
                   for the Twelve Months Ended September 30,*

                                                                                                                    Estimated Fair
                                                                                                                     Value as of
                                  2005        2006-2008         2009           Thereafter            Total        September 30, 2004
- ------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
- -----------------------------
Long-term debt:
- -----------------------------
Fixed-rate mortgages                                                          $112,630,517        $112,630,517         $134,000,000

Average interest rate                                                                 8.33%               8.33%
- -----------------------------
Variable-rate Credit Facility                                                 $582,700,000        $582,700,000         $582,700,000

Average interest rate                                                                 2.17%               2.17%
- ------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative
financial instruments:
- -----------------------------
Pay fixed/receive variable
interest rate swap agreements                                                 $378,782,000        $378,782,000         $  1,220,065

Average pay rate                                                                      4.73%               4.73%

Average receive rate                                                                  2.14%               2.14%
- ------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive investments:
- -----------------------------
Fixed-rate Partnership
Preference Units:
- -----------------------------
Cabot Industrial Properties,
L.P., 8.625% Series B
Cumulative Redeemable
Preferred Units, Callable
4/29/04, Current Yield: 8.37%    $28,455,170                                                      $ 28,455,170         $ 27,305,600


Colonial Realty Limited
Partnership, 7.25% Series B
Cumulative Redeemable
Perpetual Preferred Units,
Callable 2/24/09, Current
Yield: 7.42%                                                    $14,775,600                       $ 14,775,600         $ 17,090,500

Kilroy Realty, L.P., 7.45%
Series A Cumulative
Redeemable Preferred
Units, Callable 9/30/09,
Current Yield: 7.91%                                            $20,000,000                       $ 20,000,000         $ 18,830,240

Liberty Property L.P., 9.25%
Series B Cumulative Redeemable
Preferred Units, Callable
7/28/04, Current Yield: 9.11%    $38,002,560                                                      $ 38,002,560         $ 38,323,800

MHC Operating Limited
Partnership, 9% Series
D Cumulative Redeemable
Perpetual Preference Units,
Callable 9/29/04, Current
Yield: 9.06%                     $50,000,000                                                      $ 50,000,000         $ 49,660,000



                                                                                                                    Estimated Fair
                                                                                                                     Value as of
                                  2005        2006-2008         2009           Thereafter            Total        September 30, 2004
- ------------------------------------------------------------------------------------------------------------------------------------
National Golf Operating
Partnership, L.P., 9.30%
Series A Cumulative
Redeemable Preferred
Units, Callable 2/6/03,
Current Yield: 9.39%             $31,454,184                                                      $ 31,454,184         $ 32,692,275

National Golf Operating
Partnership, L.P., 9.30%
Series B Cumulative
Redeemable Preferred
Units, Callable 2/6/03,
Current Yield: 9.39%             $ 5,000,000                                                      $  5,000,000         $  4,950,000


PSA Institutional Partners,
L.P., 6.4% Series NN
Cumulative Redeemable
Perpetual Preferred
Units, Callable 3/17/10,
Current Yield: 6.82%                                                          $ 48,250,000        $ 48,250,000         $ 45,258,500

Urban Shopping Centers,
L.P., 9.45% Series D
Cumulative Redeemable
Perpetual Preferred
Units, Callable 10/1/04,
Current Yield: 9:41%             $25,000,000                                                      $ 25,000,000         $ 25,097,400

Vornado Realty, L.P.,
7% Series D-10 Cumulative
Redeemable Preferred
Units, Callable 11/17/08,
Current Yield: 7.02%(1)                                         $11,503,997                       $ 11,503,997         $ 11,958,020
- -----------------------------
Note Receivable:
- -----------------------------
Fixed-rate note receivable 8%                                                 $  2,070,580        $ 2,070,580          $  2,351,705

* The amounts listed reflect the Fund's positions as of September 30, 2004. The Fund's current positions may differ.

(1)  On July 28, 2004, the coupon rate reset to 7.875%.


ITEM 4.  CONTROLS AND PROCEDURES.

Eaton Vance, as the Fund's manager, conducted an evaluation of the effectiveness of the Fund's disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial
Officer concluded that the Fund's disclosure controls and procedures were effective. During the quarter the Fund adopted additional internal control procedures as a result of the Elkhorn acquisitions. There were no other changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As described in the Fund's Annual Report on Form 10-K for the year ended December 31, 2003, shares of the Fund may be redeemed by Fund shareholders on any business day. Redemptions are met at the net asset value per share of the Fund. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible. During each month in the quarter ended September 30, 2004, the total number of shares redeemed and the average price paid per share were as follows:

- -----------------------------------------------------------------
                      Total No. of Shares    Average Price Paid
Month Ended              Redeemed(1)            Per Share
- -----------------------------------------------------------------
July 31, 2004            48,196.701             $117.80
- -----------------------------------------------------------------
August 31, 2004          63,805.995             $115.41
- -----------------------------------------------------------------
September 30, 2004       47,540.745             $119.19
- -----------------------------------------------------------------
Total                   159,543.441             $118.41
- -----------------------------------------------------------------

(1) All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund's redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the three months ended September 30, 2004.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)  The following is a list of all exhibits filed as part of this Form 10-Q:

4.2(b) Amendment No. 2 dated August 3, 2004 to Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

4.2(c) Waiver and Amendment No. 3 dated September 8, 2004 to Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on November 9, 2004.


                                        BELAIR CAPITAL FUND LLC



                                        /s/ Michelle A. Green
                                        -----------------------------
                                        Michelle A. Green
                                        Chief Financial Officer
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)

                                 EXHIBIT INDEX
                                 -------------

4.2(b) Amendment No. 2 dated August 3, 2004 to Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

4.2(c) Waiver and Amendment No. 3 dated September 8, 2004 to Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

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