Form 10-Q
period 2005-03-31
BELAIR CAPITAL FUND LLC
filed 2005-05-10
CIK 1050816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                     For the quarterly period ended March 31, 2005

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

                                                                            Page

PART I      FINANCIAL INFORMATION............................................ 1

Item 1.     Financial Statements............................................. 1

            Condensed Consolidated Statements of Assets and Liabilities
            as of March 31, 2005 (Unaudited) and December 31, 2004........... 3

            Condensed Consolidated Statements of Operations (Unaudited)
            for the Three Months Ended March 31, 2005 and 2004............... 4

            Condensed Consolidated Statements of Changes in Net Assets
            for the Three Months Ended March 31, 2005 (Unaudited) and
            the Year Ended December 31, 2004................................. 6

            Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Three Months Ended March 31, 2005 and 2004............... 7

            Financial Highlights (Unaudited) for the Three Months Ended
            March 31, 2005................................................... 9

            Notes to Condensed Consolidated Financial Statements as of
            March 31, 2005 (Unaudited).......................................10

Item 2.     Management's Discussion and Analysis of Financial Condition
            (MD&A) and Results of Operations.................................15

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.......18

Item 4.     Controls and Procedures..........................................21

PART II     OTHER INFORMATION................................................21

Item 1.     Legal Proceedings................................................21

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds......21

Item 3.     Defaults Upon Senior Securities..................................22

Item 4.     Submission of Matters to a Vote of Security Holders..............22

Item 5.     Other Information................................................22

Item 6.     Exhibits.........................................................22

SIGNATURES...................................................................23

EXHIBIT INDEX................................................................24

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements.
-----------------------------------------------------------------------

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities
                                                                                     March 31, 2005            December 31,
                                                                                      (Unaudited)                  2004
                                                                                 -----------------------  -----------------------
Assets:
    Investment in Belvedere Capital Fund Company LLC
       (Belvedere Company)                                                              $ 1,566,049,935          $ 1,643,447,807
    Investment in Partnership Preference Units                                              319,893,271              203,826,804
    Investment in other real estate                                                         178,104,922              339,580,435
    Short-term investments                                                                    2,275,000                1,891,000
                                                                                 -----------------------  -----------------------
Total investments                                                                       $ 2,066,323,128          $ 2,188,746,046
    Cash                                                                                      5,235,352                9,759,487
    Escrow deposits - restricted                                                                      -                   80,839
    Open interest rate swap agreements, at value                                              7,223,690                2,366,785
    Distributions and interest receivable                                                     1,177,934                  126,778
    Other assets                                                                              4,925,898                5,158,454
                                                                                 -----------------------  -----------------------
Total assets                                                                            $ 2,084,886,002          $ 2,206,238,389
                                                                                 -----------------------  -----------------------

Liabilities:
    Loan payable - Credit Facility                                                      $   494,000,000          $   405,000,000
    Mortgages payable                                                                       135,000,000              247,630,517
    Payable for Fund Shares redeemed                                                          7,453,385                       19
    Security deposits                                                                           425,078                  820,256
    Swap interest payable                                                                       116,582                  148,252
    Accrued expenses:
       Interest expense                                                                         798,746                1,545,503
       Property taxes                                                                           482,805                  833,918
       Other expenses and liabilities                                                         1,664,539                1,121,854
    Minority interests in controlled subsidiaries                                             8,064,166               19,146,178
                                                                                 -----------------------  -----------------------
Total liabilities                                                                       $   648,005,301          $   676,246,497
                                                                                 -----------------------  -----------------------

Net assets                                                                              $ 1,436,880,701          $ 1,529,991,892

                                                                                 -----------------------  -----------------------
Shareholders' Capital                                                                   $ 1,436,880,701          $ 1,529,991,892
                                                                                 -----------------------  -----------------------

Shares outstanding                                                                           11,748,931               12,058,622
                                                                                 -----------------------  -----------------------

Net asset value and redemption price per Share                                          $        122.30          $        126.88
                                                                                 -----------------------  -----------------------

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

                                                                                                 Three Months      Three Months
                                                                                                    Ended             Ended
                                                                                                  March 31,         March 31,
                                                                                                     2005              2004
                                                                                              ------------------------------------
Investment Income:
    Dividends allocated from Belvedere Company (net of foreign taxes of $62,722
     and $66,409, respectively)                                                                 $   6,535,978     $   5,557,427
    Interest allocated from Belvedere Company                                                          48,207            26,538
    Expenses allocated from Belvedere Company                                                      (2,381,197)       (2,410,134)
                                                                                              ------------------------------------
    Net investment income allocated from
      Belvedere Company                                                                         $   4,202,988     $   3,173,831
    Rental income                                                                                   6,593,735         5,511,218
    Distributions from Partnership Preference Units                                                 5,305,293         8,470,877
    Interest                                                                                          111,933           105,148
                                                                                              ------------------------------------
Total investment income                                                                         $  16,213,949     $  17,261,074
                                                                                              ------------------------------------

Expenses:
    Investment advisory and administrative fees                                                 $   1,404,095     $   1,401,115
    Property management fees                                                                          187,717           218,537
    Servicing fees                                                                                    137,005           167,543
    Interest expense on mortgages                                                                   2,770,605         2,386,111
    Interest expense on Credit Facility                                                             3,267,900         1,670,880
    Property and maintenance expenses                                                               1,094,130         1,576,526
    Property taxes and insurance                                                                      942,293           700,781
    Miscellaneous                                                                                     516,663           136,386
                                                                                              ------------------------------------
Total expenses                                                                                   $ 10,320,408     $   8,257,879
                                                                                              ------------------------------------
Net investment income before
    minority interests in net income of
    controlled subsidiaries                                                                      $  5,893,541     $   9,003,195
Minority interests in net income
    of controlled subsidiaries                                                                       (259,420)         (110,236)
                                                                                              ------------------------------------
Net investment income                                                                            $  5,634,121     $   8,892,959
                                                                                              ------------------------------------

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                                                         Three Months       Three Months
                                                                                             Ended              Ended
                                                                                           March 31,          March 31,
                                                                                             2005               2004
                                                                                       ------------------ ------------------
Realized and Unrealized Gain (Loss)
   Net realized gain (loss) -
     Investment transactions, securities sold short and
      foreign currency transactions allocated from
      Belvedere Company (identified cost basis)                                         $   (1,353,089)    $    5,850,913
     Investment transactions in Partnership
        Preference Units (identified cost basis)                                                (3,679)         2,399,543
     Investment transactions in other real estate (net of minority interest in realized loss of controlled subsidiaries of
         $(3,550,665) and $0, respectively)                                                  2,326,193                  -
     Interest rate swap agreements (1)                                                      (1,761,821)        (3,051,795)
                                                                                       ------------------ ------------------
   Net realized (loss) gain                                                             $     (792,396)    $    5,198,661
                                                                                       ------------------ ------------------

   Change in unrealized appreciation
     (depreciation)
      Investments, securities sold short and foreign
         currency allocated from Belvedere Company
         (identified cost basis)                                                        $  (36,552,996)    $   24,013,775
      Investment in Partnership Preference Units
         (identified cost basis)                                                               628,755         (6,958,051)
      Investment in other real estate
         (net of minority interest in unrealized appreciation
         of controlled subsidiaries of $3,402,756 and
         $1,908,131, respectively)                                                             225,324         (1,958,342)
      Interest rate swap agreements                                                          4,856,905         (4,873,854)
                                                                                       ------------------ ------------------
   Net change in unrealized appreciation (depreciation)                                 $  (30,842,012)    $   10,223,528
                                                                                       ------------------ ------------------

   Net realized and unrealized (loss) gain                                              $  (31,634,408)    $   15,422,189
                                                                                       ------------------ ------------------

   Net (decrease) increase in net assets from operations                                $  (26,000,287)    $   24,315,148
                                                                                       ================== ==================

(1) Amounts represent periodic payments made in connection with interest rate swap agreements (Note 4).

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets

                                                                                        Three Months
                                                                                            Ended
                                                                                       March 31, 2005           Year Ended
                                                                                         (Unaudited)         December 31, 2004
                                                                                    ---------------------- ----------------------
Increase (Decrease) in Net Assets:
   Net investment income                                                             $      5,634,121       $       31,237,747
   Net realized (loss) gain from investment transactions, securities sold short,
      foreign currency transactions and interest rate swap agreements                        (792,396)              30,327,282
   Net change in unrealized appreciation (depreciation) of investments, securities sold short, foreign currency and interest rate swap
      agreements                                                                          (30,842,012)              44,982,446
                                                                                    ---------------------- ----------------------
Net (decrease) increase in net assets from operations                                $    (26,000,287)       $     106,547,475
                                                                                    ---------------------- ----------------------

Transactions in Fund Shares -
   Net asset value of Fund Shares issued to Shareholders in
      payment of distributions declared                                              $     12,687,778        $       7,259,756
   Net asset value of Fund Shares redeemed                                                (51,147,765)             (89,817,709)
                                                                                    ---------------------- ----------------------
Net decrease in net assets from Fund Share transactions                              $    (38,459,987)       $     (82,557,953)
                                                                                    ---------------------- ---------------------

Distributions -
   Distributions to Shareholders                                                     $    (28,650,917)       $     (16,279,479)
                                                                                    ---------------------- ----------------------
Total distributions                                                                  $    (28,650,917)       $     (16,279,479)
                                                                                    ---------------------- ----------------------

Net (decrease) increase in net assets                                                $    (93,111,191)       $       7,710,043

Net assets:
   At beginning of period                                                            $  1,529,991,892         $  1,522,281,849
                                                                                    ---------------------- ---------------------
   At end of period                                                                  $  1,436,880,701         $  1,529,991,892
                                                                                    ====================== ======================

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                            Three Months        Three Months
                                                                                               Ended                Ended
                                                                                             March 31,            March 31,
                                                                                                2005                2004
                                                                                         -------------------  ------------------
Cash Flows From (For) Operating Activities -
Net (decrease) increase in net assets from operations                                     $  (26,000,287)      $   24,315,148
Adjustments to reconcile net (decrease) increase in net assets from operations to net cash flows for operating activities -
      Net investment income allocated from Belvedere Company                                  (4,202,988)          (3,173,831)
      Increase in interest receivable from other real estate investments                         (46,105)             (43,174)
      (Increase) decrease in other assets                                                       (993,630)              88,779
      Increase in distributions and interest receivable                                       (1,051,156)            (558,276)
      (Decrease) increase in interest payable for open swap agreements                           (31,670)               2,289
      Increase in security deposits, accrued interest and accrued
        other expenses and liabilities                                                           778,063               39,983
      Increase in accrued property taxes                                                         146,309              214,891
      Purchases of Partnership Preference Units                                             (115,848,417)         (48,668,050)
      Proceeds from sale of investment in other real estate                                   42,877,294                    -
      Proceeds from sales of Partnership Preference Units                                        407,026           50,715,342
      Improvements to rental property                                                           (534,855)            (328,563)
      Decrease in cash due to sale of majority interest in controlled subsidiary              (2,199,688)                   -
      Interest incurred on interest rate swap agreements                                      (1,761,821)          (3,051,795)
      Increase in minority interest                                                              240,000                    -
      Increase in short-term investments                                                        (384,000)         (16,694,670)
      Minority interests in net income of controlled subsidiaries                                259,420              110,236
      Net realized loss (gain) from investment transactions, securities sold
        short, foreign currency transactions and interest rate swap agreements                   792,396           (5,198,661)
      Net change in unrealized (appreciation) depreciation of investments, securities sold short, foreign currency and interest rate
        swap agreements                                                                       30,842,012          (10,223,528)
                                                                                         -------------------  ------------------
Net cash flows for operating activities                                                   $  (76,712,097)      $  (12,453,880)
                                                                                         -------------------  ------------------

Cash Flows From (For) Financing Activities -
    Proceeds from Credit Facility                                                         $   89,000,000       $   63,000,000
    Repayment of Credit Facility                                                                       -          (42,000,000)
    Payments for Fund Shares redeemed                                                             (1,373)              (1,758)
    Distributions paid to Shareholders                                                       (15,963,139)          (9,019,723)
    Distributions paid to minority shareholders                                                 (847,526)             (16,800)
                                                                                         -------------------  ------------------
Net cash flows from financing activities                                                  $    72,187,962      $   11,961,719
                                                                                         -------------------  ------------------

Net decrease in cash                                                                      $    (4,524,135)     $     (492,161)

Cash at beginning of period                                                               $     9,759,487      $    8,687,577
                                                                                         -------------------  ------------------
Cash at end of period                                                                     $     5,235,352      $    8,195,416
                                                                                         ===================  ==================

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                         Three Months          Three Months
                                                                                            Ended                  Ended
                                                                                          March 31,              March 31,
                                                                                             2005                  2004
                                                                                      -------------------    ------------------
Supplemental Disclosure and Non-cash Investing and
     Financing Activities -
      Interest paid on loan - Credit Facility                                          $    3,325,463         $    1,627,008
      Interest paid on mortgages                                                       $    2,695,468         $    2,345,531
      Interest paid on swap agreements                                                 $    1,793,491         $    3,049,506
      Market value of securities distributed in payment of
         redemptions                                                                   $   43,694,775         $   17,136,551
      Market value of real property and other assets, net of
         current liabilities, disposed of in conjunction with
         sale of other real estate                                                     $  163,004,330         $            -
      Market value of minority interest disposed of in
         conjunction with sale of other real estate                                    $   10,585,993         $            -
      Mortgage disposed of in conjunction with sale of
         other real estate                                                             $  112,630,517         $            -

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC as of March 31, 2005
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Highlights (Unaudited)

For the Three Months Ended March 31, 2005

------------------------------------------------------------------------------------------------------------------------------------
Net asset value - Beginning of period                                                               $    126.880
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations
------------------------------------------------------------------------------------------------------------------------------------
Net investment income (1)                                                                           $      0.471
Net realized and unrealized loss                                                                          (2.671)
------------------------------------------------------------------------------------------------------------------------------------
Total loss from operations                                                                          $     (2.200)
------------------------------------------------------------------------------------------------------------------------------------

Distributions
------------------------------------------------------------------------------------------------------------------------------------
Distributions to Shareholders                                                                       $     (2.380)
------------------------------------------------------------------------------------------------------------------------------------
Total distributions                                                                                 $     (2.380)
------------------------------------------------------------------------------------------------------------------------------------

Net asset value - End of period                                                                     $    122.300
------------------------------------------------------------------------------------------------------------------------------------

Total Return (2)                                                                                           (1.71%)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                  As a Percentage        As a Percentage
                                                                                  of Average Net         of Average Gross
Ratios                                                                               Assets (3)            Assets (3)(8)
-----------------------------------------------------------------------------------------------------------------------------------
Expenses of Consolidated Real Property Subsidiaries
    Interest and other borrowing costs  (4)                                           0.62% (9)              0.44% (9)
    Operating expenses  (4)                                                           0.54% (9)              0.38% (9)
Belair Capital Fund LLC Expenses
    Interest and other borrowing costs  (5)(6)                                        0.89% (9)              0.63% (9)
    Investment advisory and administrative fees,
       servicing fees and other Fund operating expenses (5)(7)                        1.16% (9)              0.82% (9)
-----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                                        3.21% (9)              2.27% (9)

Net investment income                                                                 1.54% (9)              1.09% (9)
------------------------------------------------------------------------------------------------------------------------------------

Supplemental Data
------------------------------------------------------------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                                                              $ 1,436,881
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)                                           0.12%
-----------------------------------------------------------------------------------------------------------------------------------

(1)  Calculated using average shares outstanding.
(2) Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.
(3) For the purpose of calculating ratios, the income and expenses of Belair Real Estate Corporation's (Belair Real Estate) controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belair Real Estate.
(4) Includes Belair Real Estate's proportional share of expenses incurred by its controlled subsidiaries.
(5) Includes the expenses of Belair Capital Fund LLC (Belair Capital) and Belair Real Estate. Does not include expenses of Belair Real Estate's controlled subsidiaries.
(6) Ratios do not include interest incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would be higher.
(7) Includes Belair Capital's share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from the Portfolio.
(8) Average Gross Assets is defined as the average daily amount of all assets of Belair Capital (not including its investment in Belair Real Estate) plus all assets of Belair Real Estate minus the sum of their liabilities other than the principal amount of money borrowed. For this purpose, the assets of Belair Real Estate's controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belair Real Estate.
(9)  Annualized.

       See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC as of March 31, 2005
Notes To Condensed Consolidated Financial Statements (Unaudited)

1    Basis of Presentation

The condensed consolidated interim financial statements of Belair Capital Fund LLC (Belair Capital) and its subsidiaries (collectively, the Fund) have been prepared by the Fund, without audit, in accordance with accounting principles generally accepted in the United States of America for interm financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, cash flows and financial highlights at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Fund's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

The balance sheet at December 31, 2004 and the statement of changes in net assets for the year then ended have been derived from the December 31, 2004 audited financial statements but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

2    Investment Transactions

The following table summarizes the Fund's investment transactions, other than short-term obligations, for the three months ended March 31, 2005 and March 31, 2004:

                                                               Three Months Ended        Three Months Ended
                    Investment Transaction                     March 31, 2005            March 31, 2004
-----------------------------------------------------------------------------------------------------------
Decreases in investment in Belvedere Capital Fund
 Company LLC (Belvedere Company)                              $  43,694,775               $ 17,136,551
Sale of other real property (1)                               $  42,877,294               $          -
Purchases of Partnership Preference Units (2)                 $ 115,848,417               $ 48,668,050
Sales of Partnership Preference Units (3)                     $     407,026               $ 50,715,342
   ---------------------------------------------------------------------------------------------------------

(1) During the three months ended March 31, 2005, Belair Real Estate sold its majority interest in Bel Residential Properties Trust (Bel Residential) to another fund advised by Boston Management and Research (Boston Management) recognizing a gain of $2,326,193.
(2) Purchases of Partnership Preference Units during the three months ended March 31, 2005 and March 31, 2004 represent Partnership Preference Units purchased from other investment funds advised by Boston Management.
(3) Sales of Partnership Preference Units for the three months ended March 31, 2005 and 2004 include Partnership Preference Units sold to other investment funds advised by Boston Management for which a loss of $3,679 and $997,698 was recognized, respectively.

3    Indirect Investment in the Portfolio

The following table summarizes the Fund's investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Company for the three months ended March 31, 2005 and March 31, 2004, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

                                                                               Three Months Ended     Three Months Ended
                                                                                 March 31, 2005         March 31, 2004
-------------------------------------------------------------------------------------------------------------------------
Belvedere Company's interest in the Portfolio (1)                               $ 12,584,989,585       $ 11,520,846,141
The Fund's investment in Belvedere Company (2)                                  $  1,566,049,935       $  1,604,097,252
Income allocated to Belvedere Company from the Portfolio                        $     52,138,985       $     39,365,471
Income allocated to the Fund from Belvedere Company                             $      6,584,185       $      5,583,965
Expenses allocated to Belvedere Company from the Portfolio                      $     14,031,081       $     12,634,511
Expenses allocated to the Fund from Belvedere Company                           $      2,381,197              2,410,134
Net realized (loss) gain from investment transactions, securities sold short and foreign currency transactions allocated to Belvedere Company
 from the Portfolio                                                             $     (7,321,051)      $     41,048,575
Net realized (loss) gain from investment transactions, securities sold short and foreign currency transactions allocated to the Fund from
 Belvedere Company                                                              $     (1,353,089)      $      5,850,913
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to Belvedere
 Company from the Portfolio                                                     $   (280,637,975)      $    163,577,445
Net  change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to the Fund from
 Belvedere Company                                                              $    (36,552,996)      $     24,013,775
-------------------------------------------------------------------------------------------------------------------------

(1) As of March 31, 2005 and 2004, the value of Belvedere Company's interest in the Portfolio represents 67.7% and 63.9% of the Portfolio's net assets, respectively.
2) As of March 31, 2005 and 2004, the Fund's investment in Belvedere Company represents 12.4% and 13.9% of Belvedere Company's net assets, respectively.

A summary of the Portfolio's Statement of Assets and Liabilities at March 31, 2005, December 31, 2004 and March 31, 2004 and its operations for the three months ended March 31, 2005, for the year ended December 31, 2004 and for the three months ended March 31, 2004 follows:

                                                        March 31,            December 31,           March 31,
                                                          2005                   2004                 2004
                                                  ---------------------------------------------------------------
Investments, at value                             $18,468,165,880         $19,139,242,713      $18,003,359,532
Other assets                                          119,669,991             199,253,595           25,944,066
-----------------------------------------------------------------------------------------------------------------
Total assets                                      $18,587,835,871         $19,338,496,308      $18,029,303,598
-----------------------------------------------------------------------------------------------------------------
Loan payable - Line of Credit                     $     4,200,000         $             -      $             -
Securities sold short, at value                                 -             197,010,000                    -
Other liabilities                                         125,209                 343,906              254,697
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                 $     4,325,209         $   197,353,906      $       254,697
-----------------------------------------------------------------------------------------------------------------
Net assets                                        $18,583,510,662         $19,141,142,402      $18,029,048,901
=================================================================================================================


Dividends and Interest                            $    77,449,217         $   292,265,206      $    62,101,320
-----------------------------------------------------------------------------------------------------------------
Investment advisor fee                            $    20,297,088         $    77,609,178      $    19,348,796
Other expenses                                            611,649               2,649,363              598,921
Total expense reductions                                  (59,259)                (26,706)                   -
-----------------------------------------------------------------------------------------------------------------
Net expenses                                      $    20,849,478         $    80,231,835      $    19,947,717
-----------------------------------------------------------------------------------------------------------------
Net investment income                             $    56,599,739         $   212,033,371      $    42,153,603
Net realized (loss) gain from investment
 transactions, securities sold short and
 foreign currency transactions                        (11,056,277)            152,422,840           64,894,806
Net change in unrealized appreciation
 (depreciation) of investments, securities
 sold short and foreign currency                     (422,252,722)          1,317,878,707          261,922,214
-----------------------------------------------------------------------------------------------------------------
Net (decrease) increase in net assets from
 operations                                       $  (376,709,260)        $ 1,682,334,918      $   368,970,623
-----------------------------------------------------------------------------------------------------------------

4    Interest Rate Swap Agreements

Belair Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belair Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements open at March 31, 2005 and December 31, 2004 are listed below.

           Notional                                   Initial
            Amount                                    Optional       Final       Unrealized           Unrealized
Effective   (000's      Fixed         Floating      Termination   Termination  Appreciation at     Appreciation at
   Date    omitted)     Rate            Rate            Date         Date       March 31, 2005     December 31, 2004
----------------------------------------------------------------------------------------------------------------------
  10/03    $ 20,000     4.045%      LIBOR + 0.30%          -         6/10        $   753,791          $  265,191
  10/03      61,500     4.865%      LIBOR + 0.30%        07/04       6/10            943,865             278,866
  10/03      75,000     4.795%      LIBOR + 0.30%        09/04       6/10          1,306,762             450,060
  10/03      42,000      4.69%      LIBOR + 0.30%        02/05       6/10            868,739             354,457
  10/03      49,000     4.665%      LIBOR + 0.30%        03/05       6/10          1,052,763             442,140
  10/03      35,330      4.18%      LIBOR + 0.30%        07/09       6/10          1,185,806             362,399
  02/04      95,952      5.00%      LIBOR + 0.30%        08/04       6/10          1,111,964             213,672
----------------------------------------------------------------------------------------------------------------------
Total      $378,782                                                              $ 7,223,690          $2,366,785
----------------------------------------------------------------------------------------------------------------------

5    Debt

A Credit Facility -- On February 17, 2005, Belair Capital amended its credit agreement with DrKW Holdings, Inc. to establish a borrowing limit of $450,000,000 under that agreement. Belair Capital used the proceeds from these borrowings to finance the Fund's investment in Partnership Preference Units. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.30% per annum. As of March 31, 2005, outstanding borrowings under this credit arrangement totaled $450,000,000.

There were no changes to the terms of Belair Capital's credit agreement with Merrill Lynch Mortgage Capital, Inc. during the quarter ended March 31, 2005. As of March 31, 2005, outstanding borrowings under this credit arrangement totaled $44,000,000.

B Mortgages -- In February 2005, in conjunction with the sale of Belair Real Estate's majority interest in Bel Residential (Note 2), the mortgage payable by Bel Residential was disposed of. At the time of the transaction, the loan balance was $112,630,517.

6    Segment Information

Belair Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Company, Belair Capital invests in real estate assets through its subsidiary, Belair Real Estate. Belair Real Estate invests directly and indirectly in Partnership Preference Units, debt and equity investments in private real estate companies and in real property through controlled subsidiaries, Bel Residential and Elkhorn Property Trust (for the period during which Belair Real Estate maintained an interest in each of the controlled subsidiaries).

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

For the Three Months Ended                                  Tax-Managed             Real
March 31, 2005                                            Growth Portfolio*         Estate               Total
---------------------------------------------------------------------------------------------------------------------
Revenue                                                     $  4,202,988         $ 11,974,434         $ 16,177,422
Interest expense on mortgages                                          -           (2,770,605)          (2,770,605)
Interest expense on Credit Facility                                    -           (3,039,147)          (3,039,147)
Operating expenses                                              (687,803)          (3,354,884)          (4,042,687)
Minority interest in net income of controlled
 subsidiaries                                                          -             (259,420)            (259,420)
---------------------------------------------------------------------------------------------------------------------
Net investment income                                       $  3,515,185         $  2,550,378         $  6,065,563
Net realized (loss) gain                                      (1,353,089)             560,693             (792,396)
Net change in unrealized appreciation (depreciation)         (36,552,996)           5,710,984          (30,842,012)
---------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in net assets from operations
  of reportable segments                                    $(34,390,900)        $  8,822,055         $(25,568,845)
---------------------------------------------------------------------------------------------------------------------


For the Three Months Ended                                  Tax-Managed             Real
March 31, 2004                                            Growth Portfolio*         Estate               Total
---------------------------------------------------------------------------------------------------------------------
Revenue                                                     $  3,173,831         $ 14,034,549         $ 17,208,380
Interest expense on mortgage                                           -           (2,386,111)          (2,386,111)
Interest expense on Credit Facility                                    -           (1,570,627)          (1,570,627)
Operating expenses                                              (699,664)          (3,275,833)          (3,975,497)
Minority interest in net income of controlled
  subsidiary                                                           -             (110,236)            (110,236)
---------------------------------------------------------------------------------------------------------------------
Net investment income                                       $  2,474,167         $  6,691,742         $  9,165,909
Net realized gain (loss)                                       5,850,913             (652,252)           5,198,661
Net change in unrealized appreciation (depreciation)          24,013,775          (13,790,247)          10,223,528
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in net assets from operations
  of reportable segments                                    $ 32,338,855         $ (7,750,757)        $ 24,588,098
---------------------------------------------------------------------------------------------------------------------


                                                        Tax-Managed Growth          Real
At March 31, 2005                                           Portfolio*             Estate               Total
---------------------------------------------------------------------------------------------------------------------
Segment assets                                              $1,566,049,935       $513,356,224         $2,079,406,159
Segment liabilities                                              7,453,385        603,510,123            610,963,508
---------------------------------------------------------------------------------------------------------------------
Net assets (liabilities) of reportable segments             $1,558,596,550       $(90,153,899)        $1,468,442,651
---------------------------------------------------------------------------------------------------------------------


At December 31, 2004
---------------------------------------------------------------------------------------------------------------------
Segment assets                                              $1,643,447,807       $ 557,178,367        $2,200,626,174
Segment liabilities                                                     19         655,203,581           655,203,600
---------------------------------------------------------------------------------------------------------------------
Net assets (liabilities) of reportable segments             $1,643,447,788       $ (98,025,214)       $1,545,422,574
---------------------------------------------------------------------------------------------------------------------

* Belair Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

                                                                            Three Months Ended      Three Months Ended
                                                                              March 31, 2005          March 31, 2004
                                                                           ---------------------- -----------------------
Revenue:
  Revenue from reportable segments                                            $  16,177,422             $ 17,208,380
  Unallocated amounts:
        Interest earned on cash not invested in the
               Portfolio or in subsidiaries                                          36,527                   52,694
                                                                          ---------------------- -----------------------
Total revenue                                                                 $  16,213,949             $ 17,261,074
                                                                          ---------------------- -----------------------

Net increase (decrease) in net assets from operations:

   Net (decrease) increase in net assets from operations of reportable
      segments                                                                $ (25,568,845)            $ 24,588,098
  Unallocated investment income:
         Interest earned on cash not invested in the
              Portfolio or in subsidiaries                                           36,527                   52,694
  Unallocated expenses (1):
       Servicing fees                                                              (137,005)                (167,543)
       Interest expense on Credit Facility                                         (228,753)                (100,253)
       Audit, tax and legal fees                                                    (89,604)                 (45,101)
       Other operating expenses                                                     (12,607)                 (12,747)
                                                                          ---------------------- -----------------------
Total net (decrease) increase in net assets from operations
                                                                              $ (26,000,287)            $ 24,315,148
                                                                          ---------------------- -----------------------

(1) Unallocated expenses represent costs incurred that pertain to the overall operation of Belair Capital, and do not pertain to either operating segment.

                                                                             March 31, 2005           December 31, 2004
                                                                           -------------------- --- ----------------------
Net assets:
  Net assets of reportable segments                                             $1,468,442,651            $ 1,545,422,574
  Unallocated amounts:
     Cash (1)                                                                        3,204,843                  3,721,215
     Short-term investments (1)                                                      2,275,000                  1,891,000
     Loan payable - Credit Facility (2)                                            (36,865,429)               (20,836,553)
     Other liabilities                                                                (176,364)                  (206,344)
                                                                           -------------------- --- ----------------------
Total net assets                                                               $ 1,436,880,701             $1,529,991,892
                                                                           -------------------- --- ----------------------

(1) Unallocated cash and short-term investments represent cash and cash equivalents not invested in the Portfolio or real estate assets.

(2) Unallocated amount of loan payable - Credit Facility represents borrowings not specifically used to fund real estate investments. Such borrowings are generally used to pay selling commissions, organization expenses and other liquidity needs of the Fund.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION (MD&A) AND RESULTS OF OPERATIONS.

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

(a) RESULTS OF OPERATIONS.

Increases and decreases in the Fund's net asset value per share are based on net investment income (or loss) and realized and unrealized gains and losses on investments. The Fund's net investment income (or loss) is determined by subtracting the Fund's total expenses from its investment income and then deducting the net investment income (or loss) attributable to the minority interest in controlled subsidiaries of Belair Real Estate Corporation (Belair Real Estate). The Fund's investment income includes the net investment income allocated to the Fund from Belvedere Capital Fund Company LLC (Belvedere Company), rental income from the properties owned by Belair Real Estate's controlled subsidiaries, partnership income allocated to the income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) owned directly or indirectly by Belair Real Estate and interest earned on the Fund's short-term investments (if any). The net investment income of Belvedere Company allocated to the Fund includes dividends and interest allocated to Belvedere Company by Tax-Managed Growth Portfolio (the Portfolio) less the expenses of Belvedere Company allocated to the Fund. The Fund's total expenses include the Fund's investment advisory and administrative fees, servicing fees, interest expense from mortgages on properties owned by Belair Real Estate's controlled subsidiaries, interest expense on the Fund's Credit Facility (described in Item 2(b) below), property management fees, property taxes, insurance, maintenance and other expenses relating to the properties owned by Belair Real Estate's controlled subsidiaries, and other miscellaneous expenses. The Fund's realized and unrealized gains and losses are the result of transactions in, or changes in value of, security investments held through the Fund's indirect interest (through Belvedere Company) in the Portfolio, real estate investments held through Belair Real Estate, the Fund's interest rate swap agreements and any other direct investments of the Fund, as well as periodic payments made by the Fund pursuant to interest rate swap agreements.

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

MD&A AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2005 COMPARED TO THE QUARTER ENDED MARCH 31, 2004

PERFORMANCE OF THE FUND.(1) The Fund's investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance Management (Eaton Vance), as the Fund's manager, measures the Fund's success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index as the Fund's primary performance benchmark. The S&P 500 Index is a broad-based unmanaged index of common stocks widely used as a measure of U.S. stock market

(1) Total returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested. Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. The Portfolio's total return for the period reflects the total return of another fund that invests in the Portfolio, adjusted for non-Portfolio expenses of that fund. Performance is for the stated time period only and is not annualized; due to market volatility, the Fund's current performance may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P 500 Index. It is not possible to invest directly in an Index.

performance. Eaton Vance's primary focus in pursuing total return is on the Fund's common stock portfolio, which consists of its indirect interests in the Portfolio. In measuring the performance of the Fund's real estate investments, Eaton Vance considers whether, through current returns and changes in valuation, the real estate investments achieve returns that over the long-term exceed the cost of the borrowings incurred to acquire such investments and thereby add to Fund returns. The Fund has entered into interest rate swap agreements to fix a substantial portion of the borrowing costs under the Credit Facility used to acquire equity in its real estate investments and to mitigate in part the impact of interest rate changes on the Fund's net asset value.

The Fund's total return was -1.71% for the quarter ended March 31, 2005. This return reflects a decrease in the Fund's net asset value per share from $126.88 to $122.30 and a distribution of $2.38 per share during the period. The total return of the S&P 500 Index was -2.15% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.27% during the period. Last year, the Fund had a total return performance of 1.60% for the quarter ended March 31, 2004. This return reflected an increase in the Fund's net asset value per share from $119.60 to $120.22 and a distribution of $1.28 per share during the period. The S&P 500 Index had a total return of 1.69% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 0.52% during that period.

PERFORMANCE OF THE PORTFOLIO. For the quarter ended March 31, 2005, the Portfolio had a total return of -1.98%, compared to a total return of 2.12% during the quarter ended March 31, 2004. The total return of the Portfolio exceeded the total return of the S&P 500 Index by 0.17% in the first quarter of 2005 and 0.43% in the first quarter of 2004. Although most U.S. public companies have continued to demonstrate solid profitability and earnings growth, market performance in the first quarter was hampered by rising interest rates and growing inflation fears amid resurging oil prices. As expected, the Federal Reserve raised the federal funds target rate to 2.75%, the seventh increase in this short-term interest rate benchmark since June of last year. During the quarter, investors favored defensive, higher-yielding stocks over cyclicals, technology stocks and other high volatility stocks. The tech-heavy NASDAQ Composite Index lost over 8% during the quarter.

Utilities and energy were the best performing sectors of the S&P 500 Index, while telecommunications and technology were the poorest performing sectors. Market leading industries in the first quarter included: oil and gas, health care providers and personal products. In contrast, information technology consulting, auto manufacturers and multi-line insurers were among the worst performing industry groups.

The Portfolio's relative performance versus the S&P 500 Index was driven primarily by industry and sector exposure and stock selection. The Portfolio benefited from the continued overweighting of the energy sector, as oil and gas related investments advanced during the quarter on rising commodity prices. The Portfolio's relative performance also benefited from underweight positions in the lagging information technology and telecommunication sectors. Relative performance was adversely affected by an overweighting of the lagging industrial sector and an underweighting of the utilities sector, which was among the strongest performers in a defensive market. Favorable stock selection within the thrift bank, media and catalog retailer industries was also beneficial to the overall results.

PERFORMANCE OF REAL ESTATE INVESTMENTS. The Fund's real estate investments are held through Belair Real Estate. As of March 31, 2005, real estate investments included an interest in a real estate joint venture (Real Estate Joint Venture), Elkhorn Property Trust (Elkhorn), and a portfolio of Partnership Preference Units. Elkhorn owns industrial distribution properties. On February 17, 2005, Belair Real Estate sold its interest in a second Real Estate Joint Venture, Bel Residential Properties Trust (Bel Residential), to another fund advised by Boston Management and Research (Boston Management), Belair Real Estate's manager. Belair Real Estate recognized a gain of approximately $2.3 million on the sale. As of March 31, 2005, the estimated fair value of the Fund's real estate investments represented 23.9% of the Fund's total assets on a consolidated basis. After adjusting for the minority interest in the Real Estate Joint Venture, the Fund's real estate investments represented 32.5% of the Fund's net assets as of March 31, 2005.

During the quarter ended March 31, 2005, rental income from real estate operations was approximately $6.6 million compared to approximately $5.5 million for the quarter ended March 31, 2004, an increase of $1.1 million or 20%. This increase in rental income was due to Belair Real Estate's ownership of interests in two Real Estate Joint Ventures for much of the quarter ended March 31, 2005 compared to an ownership interest in only one Real Estate Joint Venture during the quarter ended March 31, 2004. During the quarter ended March 31, 2004, rental income decreased due to reduced apartment rental rates and increased rent concessions at the multifamily properties owned by Bel Residential.

During the quarter ended March 31, 2005, property operating expenses were approximately $2.2 million compared to approximately $2.5 million for the quarter ended March 31, 2004, a decrease of $0.3 million or 12% (property operating expenses are before certain operating expenses of Belair Real Estate of approximately $1.1 million for the quarter ended March 31, 2005 and $0.8 million for the quarter ended March 31, 2004). The decrease in property operating expenses was principally due to Belair Real Estate's sale of its interests in Bel Residential during the quarter ended March 31, 2005 offset in part by the operating expenses of properties owned by Elkhorn. Property operating expenses for the quarter ended March 31, 2004 were substantially unchanged from the quarter ended March 31, 2003.

For many industrial distribution properties, reduced rent levels are likely to continue over the near term as above-market leases mature and space is re-leased at current market rates. Boston Management expects that improvements in industrial distribution property operating performance will occur over the longer term.

At March 31, 2005, the estimated fair value of the real properties indirectly held through Belair Real Estate was approximately $172.1 million compared to approximately $158.7 million at March 31, 2004, a net increase of $13.4 million or 8%. The net increase in estimated real property values at March 31, 2005 as compared to March 31, 2004 resulted from Belair Real Estate's acquisition of Elkhorn in the third quarter of 2004, offset in part by its sale of Bel Residential in February 2005. The modest increase in estimated real property values at March 31, 2004 resulted from lower capitalization rates, which offset the impact on property values of lower near-term income expectations.

Despite weak real estate operating conditions over the past several years, property values in the U.S. have remained stable or increased modestly as lower near-term property earning expectations have generally been offset by lower capitalization and discount rates applied in valuing the properties. Capitalization rates and discount rates, terms commonly used in the real estate industry, are the rate of return percentages applied to actual or projected income levels to estimate the value of real estate investments.

During the quarter ended March 31, 2005, the Fund saw net unrealized appreciation of the estimated fair value of its other real estate investments (which includes Elkhorn) of approximately $0.2 million compared to unrealized depreciation of approximately $2.0 million during the quarter ended March 31, 2004. Net unrealized appreciation of approximately $0.2 million during the quarter ended March 31, 2005 consisted of approximately $1.6 million of unrealized appreciation in the value of the properties of Elkhorn, offset in part by the reclassification of previously recorded unrealized appreciation as realized gains in the amount of $1.4 million of Belair Real Estate's interest in Bel Residential during the quarter.

During the quarter ended March 31, 2005, Belair Real Estate sold certain of its Partnership Preference Units totaling approximately $0.4 million (representing sales to other investment funds advised by Boston Management), recognizing a net loss of approximately $4,000 on the transactions. During the quarter ended March 31, 2005, Belair Real Estate also acquired interests in additional Partnership Preference Units (representing acquisitions from other investment funds advised by Boston Management) for a total of approximately $115.8 million. At March 31, 2005, the estimated fair value of Belair Real Estate's Partnership Preference Units totaled approximately $319.9 million compared to approximately $311.4 million at March 31, 2004, a net increase of $8.5 million or 3%. The net increase in value was principally due to more Partnership Preference Units held at March 31, 2005 compared to March 31, 2004. The decrease in value at March 31, 2004 as compared to March 31, 2003 was principally due to fewer Partnership Preference Units held. The decrease also reflected the lower per unit values of Partnership Preference Units held at March 31, 2004 due to their lower average coupon rates. In the current low interest rate environment, issuers have been redeeming Partnership Preference Units as Belair Real Estate's call protections expire or restructuring the terms of outstanding Partnership Preference Units in advance of their call dates. As a result, many of the higher-yielding Partnership Preference Units held by Belair Real Estate on March 31, 2004 were no longer held at March 31, 2005.

During the quarter ended March 31, 2005, the Fund saw net unrealized appreciation of the estimated fair value of its Partnership Preference Units of approximately $0.6 million compared to net unrealized depreciation of approximately $7.0 million during the quarter ended March 31, 2004. The net unrealized appreciation of approximately $0.6 million during the quarter ended March 31, 2005 occurred as a result of increases in the per unit values of Partnership Preference Units held by Belair Real Estate at March 31, 2005. The net unrealized depreciation in the first quarter of 2004 of $7.0 million consisted of approximately $3.3 million of unrealized depreciation resulting from decreases in per unit values of the Partnership Preference Units held by Belair Real Estate at March 31, 2004 and approximately $3.7 million of unrealized depreciation resulting from the reclassification of previously recorded unrealized appreciation as realized gains due to sales of Partnership Preference Units during the quarter ended March 31, 2004.

Distributions from Partnership Preference Units for the quarter ended March 31, 2005 totaled approximately $5.3 million compared to approximately $8.5 million for the quarter ended March 31, 2004, a decrease of $3.2 million or 38%. The decrease was principally due to fewer Partnership Preference Units held on average during the quarter as well as to lower average distribution rates. Distributions from Partnership Preference Units for the quarter ended March 31,

2004 compared to March 31, 2003 decreased due to fewer Partnership Preference Units held on average, as well as to lower average distribution rates for the Partnership Preference Units held during the quarter ended March 31, 2004.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the quarter ended March 31, 2005, net realized and unrealized gains on the Fund's interest rate swap agreements totaled approximately $3.1 million, compared to net realized and unrealized losses of approximately $7.9 million for the quarter ended March 31, 2004. Net realized and unrealized gains on swap agreements in 2005 consisted of $4.9 million of net unrealized gains due to changes in swap agreement valuations, offset by $1.8 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the quarter ended March 31, 2004, the Fund had net unrealized losses of $4.9 million due to swap agreement valuation changes and $3.0 million of swap agreement periodic payments. The positive impact on Fund performance for the quarter ended March 31, 2005 from changes in swap agreement valuations was attributable to an increase in swap rates during the period. The negative impact on Fund performance for the quarter ended March 31, 2004 from changes in swap valuations was due primarily due to a decline in swap rates during the period.

(b) LIQUIDITY AND CAPITAL RESOURCES.

OUTSTANDING BORROWINGS. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund's real estate investments and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of March 31, 2005, the Fund had outstanding borrowings of $494.0 million and $56.0 million of unused loan commitments under the Credit Facility. During the quarter ended March 31, 2005, the Fund amended its loan agreement with DrKW Holdings, Inc. to establish a borrowing limit of $450 million under that agreement.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of March 31, 2005, the unrealized appreciation related to the interest rate swap agreements was approximately $7.2 million. As of March 31, 2004, the unrealized depreciation related to the interest rate swap agreements was approximately $3.2 million.

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

                                                        Interest Rate Sensitivity
                                                     Cost, Principal (Notional) Amount
                                                 by Contractual Maturity and Callable Date
                                                  for the Twelve Months Ended March 31,*

                                                                                                                      Estimated Fair
                                                                                                                       Value as of
                             2006      2007      2008       2009         2010           Thereafter        Total       March 31, 2005
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive
liabilities:
------------------------
Long-term debt:
------------------------
Fixed-rate mortgages                                                                   $135,000,000    $135,000,000    $136,700,000

Average interest rate                                                                          5.67%           5.67%
------------------------
Variable-rate Credit
Facility                                                                               $494,000,000    $494,000,000    $494,000,000

Average interest rate                                                                          3.18%           3.18%
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative
financial instruments:
------------------------
Pay fixed/receive
variable interest rate
swap agreements                                                                        $378,782,000    $378,782,000    $  7,223,690

Average pay rate                                                                               4.73%           4.73%

Average receive rate                                                                           3.17%           3.17%
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive
investments:
------------------------
Fixed-rate Partnership
Preference Units:
------------------------
Camden Operating, L.P.,
7% Series B Cumulative
Redeemable Perpetual
Preferred Units,
Callable 12/2/08,
Current Yield: 7.01%                                   $ 4,161,360                                     $  4,161,360    $  3,995,200

Colonial Realty
Limited Partnership,
7.25% Series B
Cumulative Redeemable
Perpetual Preferred
Units, Callable
8/24/09, Current
Yield: 7.17%                                           $35,205,087                                     $ 35,205,087    $ 37,436,600

Essex Portfolio, L.P.,
7.875%  Series D
Cumulative Redeemable
Preferred Units,
Callable 7/28/10,
Current Yield: 7.72%                                                                   $ 28,232,050    $ 28,232,050    $ 28,064,630


                                                                                                                      Estimated Fair
                                                                                                                       Value as of
                             2006      2007      2008       2009         2010           Thereafter        Total       March 31, 2005
------------------------------------------------------------------------------------------------------------------------------------
Kilroy Realty, L.P.,
7.45% Series A Cumulative
Redeemable Preferred
Units, Callable 9/30/09,
Current Yield: 7.80%                                                  $43,574,145                      $ 43,574,145    $ 42,524,556

Liberty Property L.P.,
7.45% Series B Cumulative
Redeemable Preferred
Units, Callable 8/31/09,
Current Yield: 7.16%                                                  $38,002,560                      $ 38,002,560    $ 39,260,000

MHC Operating Limited
Partnership, 8.0625%
Series D Cumulative
Redeemable Perpetual
Preference Units,
Callable 3/24/10,
Current Yield: 7.89%                                                  $50,000,000                      $ 50,000,000    $ 51,120,000

National Golf
Operating Partnership,
L.P., 11% Series A
Cumulative Redeemable
Preferred Units,
Callable 2/6/03,
Current Yield: 10.91%     $31,454,184                                                                  $ 31,454,184    $ 33,299,889

National Golf
Operating Partnership,
L.P., 11% Series B
Cumulative Redeemable
Preferred Units,
Callable 2/6/03,
Current Yield: 10.91%     $ 5,000,000                                                                  $  5,000,000    $  5,042,000

PSA Institutional
Partners, L.P., 6.40%
Series NN Cumulative
Redeemable Perpetual
Preferred Units,
Callable 3/17/10,
Current Yield: 6.64%                                                  $37,541,670                      $ 37,541,670    $ 36,165,000

Regency Centers, L.P.,
7.45% Series D
Cumulative Redeemable
Preferred Units,
Callable
9/29/09, Current
Yield: 7.14%                                                          $19,310,868                      $ 19,310,868    $ 18,788,400

Vornado Realty, L.P.,
7% Series D-10
Cumulative Redeemable
Preferred Units,
Callable 11/17/08,
Current Yield:                                         $23,491,580                                     $ 23,491,580    $ 24,196,996
6.94%(1)
------------------------
Note Receivable:
------------------------


                                                                                                                      Estimated Fair
                                                                                                                       Value as of
                             2006      2007      2008       2009         2010           Thereafter        Total       March 31, 2005
------------------------------------------------------------------------------------------------------------------------------------
Fixed-rate note
receivable, 8%
                                                                                       $  2,070,580    $  2,070,580    $  2,443,396

* The amounts listed reflect the Fund's positions as of March 31, 2005. The Fund's current positions may differ.

(1) Belair Real Estate's interest in these Partnership Preference Units is held in whole or in part through Bel Holdings LLC.

ITEM 4. CONTROLS AND PROCEDURES.

Eaton Vance, as the Fund's manager, evaluated the effectiveness of the Fund's disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934
Act) as of the end of the period covered by this report, with the participation of the Fund's Chief Executive Officer and Chief Financial Officer. The Fund's disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, the Fund's disclosure controls and procedures were effective. During the quarter, the Fund adopted additional internal controls relating to its real estate investments, including the establishment of a valuation committee to oversee the implementation of the valuation policies relating to the Fund's real estate and other investments. There were no other changes in the Fund's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

Effective April 15, 2005, Eaton Vance appointed James L. O'Connor interim Chief Financial Officer to serve during Michelle A. Green's maternity leave, which is expected to continue for three to four months.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Although in the ordinary course of business, the Fund and its directly and indirectly controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which any of them is subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As described in the Fund's Annual Report on Form 10-K for the year ended December 31, 2004, shares of the Fund may be redeemed by Fund shareholders on any business day. Redemptions are met at the net asset value per share of the Fund.

The right to redeem is available to all shareholders and all outstanding Fund shares are eligible. During each month in the quarter ended March 31, 2005, the total number of shares redeemed and the average price paid per share were as follows:

                            Total No. of Shares    Average Price Paid
Month Ended                     Redeemed(1)             Per Share
-----------------------------------------------------------------------
January 31, 2005                 46,390.421              $122.31
-----------------------------------------------------------------------
February 28, 2005               247,777.239              $123.77
-----------------------------------------------------------------------
March 31, 2005                  120,781.840              $125.54
-----------------------------------------------------------------------
Total                           414,949.500              $124.55
-----------------------------------------------------------------------

(1) All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund's redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the three months ended March 31, 2005.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) The following is a list of all exhibits filed as part of this Form 10-Q:

4.1(b) Amendment No. 2 dated February 17, 2005 to the Loan and Security Agreement between Belair Capital Fund LLC and DrKW Holdings, Inc.

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on May 10, 2005.




                                BELAIR CAPITAL FUND LLC


                                /s/ James L. O'Connor
                                ---------------------
                                James L. O'Connor
                                Chief Financial Officer
                                (Duly Authorized Officer and
                                Principal Financial Officer)

                                  EXHIBIT INDEX
                                  -------------

4.1(b) Amendment No. 2 dated February 17, 2005 to the Loan and Security Agreement between Belair Capital Fund LLC and DrKW Holdings, Inc.

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