Form 10-Q
period 2005-06-30
BELAIR CAPITAL FUND LLC
filed 2005-08-09
CIK 1050816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2005

Commission File No. 000-25767

Belair Capital Fund LLC (Exact name of registrant as specified in its charter)

None (Former Name, Former Address and Former Fiscal Year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Belair Capital Fund LLC Index to Form 10-Q

PART I		FINANCIAL INFORMATION	Page
Item	1.	Financial Statements
		Condensed Consolidated Statements of Assets and Liabilities as of
		June 30, 2005 (Unaudited) and December 31, 2004	3
		Condensed Consolidated Statements of Operations (Unaudited) for the
Three Months Ended June 30, 2005 and 2004 and for the Six Months Ended
		June 30, 2005 and 2004	4
		Condensed Consolidated Statements of Changes in Net Assets for the
		Six Months Ended June 30, 2005 (Unaudited) and the Year
		Ended December 31, 2004	6
		Condensed Consolidated Statements of Cash Flows (Unaudited) for the
		Six Months Ended June 30, 2005 and 2004	7
		Financial Highlights for the Six Months Ended June 30, 2005 (Unaudited)
		and the Year Ended December 31, 2004	9
		Notes to Condensed Consolidated Financial Statements
		as of June 30, 2005 (Unaudited)	10
Item	2.	Management’s Discussion and Analysis of Financial Condition (MD&A)
		and Results of Operations	16
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item	4.	Controls and Procedures	23
PART II		OTHER INFORMATION
Item	1.	Legal Proceedings	23
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item	3.	Defaults Upon Senior Securities	24
Item	4.	Submission of Matters to a Vote of Security Holders	24
Item	5.	Other Information	24
Item	6.	Exhibits	24
SIGNATURES			25
EXHIBIT INDEX			26
		2

See notes to unaudited condensed consolidated financial statements

See notes to unaudited condensed consolidated financial statements

See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC

Condensed Consolidated Statements of Changes in Net Assets

	Six Months Ended June 30, 2005 (Unaudited)	Year Ended December 31, 2004
Increase (Decrease) in Net Assets:		
Net investment income	$ 16,340,810	$ 31,237,747
Net realized gain from investment transactions, securities sold short, foreign currency transactions and interest rate swap agreements	1,078,111	30,327,282
Net change in unrealized appreciation (depreciation) of investments, securities sold short, foreign currency and interest rate swap agreements	(28,608,352)	44,982,446
Net (decrease) increase in net assets from operations	$ (11,189,431)	$ 106,547,475
Transactions in Fund Shares -		
Net asset value of Fund Shares issued to Shareholders in payment of distributions declared	$ 12,687,778	$ 7,259,756
Net asset value of Fund Shares redeemed	(190,201,676)	(89,817,709)
Net decrease in net assets from Fund Share transactions	$ (177,513,898)	$ (82,557,953)
Distributions -		
Distributions to Shareholders	$ (28,650,917)	$ (16,279,479)
Total distributions	$ (28,650,917)	$ (16,279,479)
Net (decrease) increase in net assets	$ (217,354,246)	$ 7,710,043
Net assets:		
At beginning of period	$ 1,529,991,892	$ 1,522,281,849
At end of period	$ 1,312,637,646	$ 1,529,991,892

See notes to unaudited condensed consolidated financial statements

See notes to unaudited condensed consolidated financial statements

See notes to unaudited condensed consolidated financial statements

(1)	Calculated using average shares outstanding.

(2)	Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.

(3)	For the purpose of calculating ratios, the income and expenses of Belair Real Estate Corporation's (Belair Real Estate) controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belair Real Estate.

(4)	Includes Belair Real Estate's proportional share of expenses incurred by its controlled subsidiaries.

(5)	Includes the expenses of Belair Capital Fund LLC (Belair Capital) and Belair Real Estate. Does not include expenses of Belair Real Estate's controlled subsidiaries.

(6)	Ratios do not include interest incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would be higher.

(7)	Includes Belair Capital’s share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from the Portfolio.

(8)	Average Gross Assets is defined as the average daily amount of all assets of Belair Capital (not including its investment in Belair Real Estate) plus all assets of Belair Real Estate minus the sum of their liabilities other than the principal amount of money borrowed. For this purpose, the assets of Belair Real Estate's controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belair Real Estate.

(9)	Annualized.

See notes to unaudited condensed consolidated financial statements 9

BELAIR CAPITAL FUND LLC as of June 30, 2005

Notes to Condensed Consolidated Financial Statements (Unaudited)

1 Basis of Presentation

The condensed consolidated interim financial statements of Belair Capital Fund LLC (Belair Capital) and its subsidiaries (collectively, the Fund) have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, cash flows and financial highlights as of the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Fund’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

The balance sheet at December 31, 2004 and the statement of changes in net assets and the financial highlights for the year then ended have been derived from the December 31, 2004 audited financial statements but do not include all of the information and footnotes required by GAAP for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

2 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term obligations, for the six months ended June 30, 2005 and 2004:

(1)	On June 30, 2004, Belair Real Estate Corporation (Belair Real Estate) purchased an indirect investment in real property through a controlled subsidiary, Elkhorn Property Trust (Elkhorn), for $17,686,317.

(2)	In February 2005, Belair Real Estate sold its majority interest in Bel Residential Properties Trust (Bel Residential) to another fund advised by Boston Management and Research (Boston Management) recognizing a gain of $2,326,193.

(3)	Purchases of Partnership Preference Units during the six months ended June 30, 2005 and 2004 represent Partnership Preference Units purchased from other investment funds advised by Boston Management.

(4)	Sales of Partnership Preference Units for the six months ended June 30, 2005 and 2004 include Partnership Preference Units sold to other investment funds advised by Boston Management for which a gain of $833,408 and a loss of $997,698 were recognized, respectively.

3 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Company for the six months ended June 30, 2005 and 2004, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

(1)	As of June 30, 2005 and 2004, the value of Belvedere Company’s interest in the Portfolio represents 68.4% and 64.7% of the Portfolio’s net assets, respectively.

(2)	As of June 30, 2005 and 2004, the Fund’s investment in Belvedere Company represents 11.4% and 13.7% of Belvedere Company’s net assets, respectively.

A summary of the Portfolio’s Statement of Assets and Liabilities at June 30, 2005, December 31, 2004 and June 30, 2004 and its operations for the six months ended June 30, 2005, for the year ended December 31, 2004 and for the six months ended June 30, 2004 follows:

4 Interest Rate Swap Agreements

Belair Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belair Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at June 30, 2005 and December 31, 2004 are listed below.

5 Debt

A Credit Facility – On February 17, 2005, Belair Capital amended its credit agreement with DrKW Holdings, Inc. to establish a borrowing limit of $450,000,000 under that agreement. Belair Capital used the proceeds from these borrowings to finance the Fund’s investment in Partnership Preference Units. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.30% per annum. As of June 30, 2005, outstanding borrowings under this credit arrangement totaled $450,000,000.

There were no changes to the terms of Belair Capital’s credit agreement with Merrill Lynch Mortgage Capital, Inc. during the six months ended June 30, 2005. As of June 30, 2005, outstanding borrowings under this credit arrangement totaled $25,000,000.

B Mortgage – In February 2005, in conjunction with the sale of Belair Real Estate’s majority interest in Bel Residential (Note 2), the mortgage payable by Bel Residential was disposed of. At the time of the transaction, the loan balance was $112,630,517.

6 Segment Information

Belair Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Company, Belair Capital invests in real estate assets through its subsidiary, Belair Real Estate. Belair Real Estate invests directly and indirectly in Partnership Preference Units, debt and common equity investments in private real estate companies and in real property through a controlled subsidiary, Elkhorn, and formerly invested in Bel Residential (for the period during which Belair Real Estate maintained an interest in each of the controlled subsidiaries).

Belair Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and the net change in unrealized appreciation (depreciation). The accounting policies of the reportable segments are the same as those for Belair Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

* Belair Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

		Three Months Ended		Six Months Ended

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net increase (decrease) in net assets from
operations:
Net increase (decrease) in net assets from
operations of reportable segments	$15,290,967	$25,149,839	$(10,277,878)	$49,737,937
Unallocated investment income:
Interest earned on cash not invested in the
Portfolio or in subsidiaries	115,575	84,659	152,102	137,353
Unallocated expenses (1):
Servicing fees	(129,214)	(154,895)	(266,219)	(322,438)
Interest expense on Credit Facility	(365,430)	(169,112)	(594,183)	(269,365)
Audit, tax and legal fees	(71,719)	(53,924)	(161,323)	(99,025)
Other operating expenses	(29,323)	(31,088)	(41,930)	(43,835)

Total net increase (decrease) in net assets
from operations	$14,810,856	$24,825,479	$(11,189,431)	$49,140,627

(1)	Unallocated expenses represent costs incurred that pertain to the overall operation of Belair Capital, and do not pertain to either operating segment.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

* Belair Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

(1)	Unallocated cash and short-term investments represent cash and cash equivalents not invested in the Portfolio or real estate assets.

(2)	Unallocated amount of loan payable – Credit Facility represents borrowings not specifically used to fund real estate investments. Such borrowings are generally used to pay selling commissions, organization expenses and other liquidity needs of the Fund.

Item 2. Management’s Discussion and Analysis of Financial Condition (MD&A) and Results of Operations.

The information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. The actual results of Belair Capital Fund LLC (the Fund) could differ materially from those contained in the forward-looking statements due to a number of factors. The Fund undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Factors that could affect the Fund’s performance include a decline in the U.S. stock markets or in general economic conditions, adverse developments affecting the real estate industry, or fluctuations in interest rates.

The following discussion should be read in conjunction with the Fund’s unaudited condensed consolidated financial statements and related notes in Item 1 above.

MD&A and Results of Operations for the Quarter Ended June 30, 2005 Compared to the Quarter Ended June 30, 2004

Performance of the Fund.1 The Fund’s investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance Management (Eaton Vance), as the Fund’s manager, measures the Fund’s success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index as the Fund’s primary performance benchmark. The S&P 500 Index is a broad-based unmanaged index of common stocks widely used as a measure of U.S. stock market performance. Eaton Vance’s primary focus in pursuing total return is on the Fund’s common stock portfolio, which consists of its indirect interest in Tax-Managed Growth Portfolio (the Portfolio). The Fund invests in the Portfolio through its interest in Belvedere Capital Fund Company LLC (Belvedere Company). In measuring the performance of the Fund’s real estate investments, Eaton Vance considers whether, through current returns and changes in valuation, the real estate investments achieve returns that over the long-term exceed the cost of the borrowings incurred to acquire such investments and thereby add to Fund returns. The Fund has entered into interest rate swap agreements to fix a substantial portion of the borrowing costs under the Credit Facility (described under "Liquidity and Capital Resources" below) used to acquire equity in its real estate investments and to mitigate in part the impact of interest rate changes on the Fund’s net asset value.

The Fund’s total return was 1.19% for the quarter ended June 30, 2005. This return reflects an increase in the Fund’s net asset value per share from $122.30 to $123.76 during the period. The total return of the S&P 500 Index was 1.37% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.69% during the period. Last year, the Fund had a total return performance of 1.65% for the quarter ended June 30, 2004. This return reflected an increase in the Fund’s net asset value per share from $120.22 to $122.20 during the period. The S&P 500 Index had a total return of 1.72% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.34% during that period.

Performance of the Portfolio. For the quarter ended June 30, 2005, the Portfolio had a total return of 0.50%, which compares to the 1.37% total return of the S&P 500 Index over the same period. During the second quarter of last year, the Portfolio had a total return of 1.31% and the S&P 500 Index had a total return of 1.72% . Following a negative first quarter, U.S. equities posted modest gains in the second quarter of 2005. Despite record high oil prices and rising short-term interest rates, the U.S. economy remained vibrant as evidenced by healthy consumer spending, continued growth in corporate earnings and rebounding manufacturing activity. Even with positive economic indicators, investors remained cautious on equities, particularly growth stocks. Defensive, higher yielding stocks generally outperformed more aggressive stocks, and small- and mid-cap stocks generally outperformed large-cap stocks, a reversal of style and market capitalization leadership from the same period last year.

Utilities, health care and financials were the top performing market sectors during the second quarter of 2005, while the materials and industrials sectors were the worst performing sectors. Market leading industries in the second quarter included electric utilities, health care equipment, real estate and insurance. Metals, internet retailers and office electronics were among the weakest performing industries.

1	Total returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested. Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. The Portfolio’s total return for the period reflects the total return of another fund that invests in the Portfolio, adjusted for non-Portfolio expenses of that fund. Performance is for the stated time period only and is not annualized; due to market volatility, the Fund’s current performance may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P 500 Index. It is not possible to invest directly in an Index.

The Portfolio invests on a long-term basis in a broadly diversified portfolio of primarily large-cap stocks. During the quarter, its large-cap orientation and growth emphasis were not consistent with a market environment that favored small-and mid-cap stocks and value-style investing. The Portfolio’s de-emphasis of the slower-growth, high yielding sectors, such as utilities, hurt returns during the period. Overweightings of the underperforming industrials and consumer discretionary sectors and stock selection within the insurance and asset management industries also hurt the Portfolio’s performance.

On the positive side, an overweighted position in the energy sector helped the Portfolio’s performance, as investments in oil production, equipment and drilling companies advanced on record oil prices. The Portfolio’s underweight of the materials sector, the worst performing sector during the quarter, and stock selection within the telecom services, food and staples retailing industries were also beneficial to performance during the quarter.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belair Real Estate Corporation (Belair Real Estate). As of June 30, 2005, real estate investments included an interest in Elkhorn Property Trust (Elkhorn), which is a real estate joint venture (Real Estate Joint Venture), a portfolio of income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) and certain debt and common equity securities of two private real estate companies. Elkhorn owns industrial distribution properties. As of June 30, 2005, the estimated fair value of the Fund’s real estate investments represented 25.0% of the Fund’s total assets on a consolidated basis. After adjusting for the minority interest in the Real Estate Joint Venture, the Fund’s real estate investments represented 34.5% of the Fund’s net assets as of June 30, 2005.

During the quarter ended June 30, 2005, rental income from real estate operations was approximately $4.7 million compared to approximately $5.6 million for the quarter ended June 30, 2004, a decrease of $0.9 million or 16%. This decrease in rental income was principally due to Belair Real Estate’s February 2005 sale of its interest in a multifamily Real Estate Joint Venture that provided 99.9% of the Fund’s consolidated rental income for the quarter ended June 30, 2004. The decline in rental income due to the sale of the multifamily Real Estate Joint Venture was offset in part by the rental income of Elkhorn, which was acquired in June 2004. For the quarter ended June 30, 2005, Elkhorn’s rental income was negatively affected by a less favorable leasing environment than expected. For many industrial distribution properties, reduced rent levels are likely to continue over the near term. Boston Management expects that improvements in industrial distribution property operating performance will occur over the longer term. During the quarter ended June 30, 2004, rental income increased due to modest increases in apartment rental rates net of concessions.

During the quarter ended June 30, 2005, property operating expenses were approximately $2.2 million compared to approximately $2.6 million for the quarter ended June 30, 2004, a decrease of $0.4 million or 15% (property operating expenses are before certain operating expenses of Belair Real Estate of approximately $1.1 million for the quarter ended June 30, 2005 and $0.8 million for the quarter ended June 30, 2004). The decrease in property operating expenses was principally due to the February 2005 asset sale referenced in the preceding paragraph. For the quarter ended June 30, 2005, Elkhorn’s property operating expenses were higher than expected due to a one-time event of default by a tenant at one of Elkhorn’s properties. Property operating expenses for the quarter ended June 30, 2004 increased by 4% due to an increase in property and maintenance expenses.

During the quarter ended June 30, 2005, the Fund saw net unrealized appreciation of the estimated fair value of its other real estate investments (which includes Elkhorn and certain debt and equity securities) of approximately $1.0 million compared to net unrealized depreciation of approximately $0.5 million during the quarter ended June 30, 2004. Net unrealized appreciation of approximately $1.0 million during the quarter ended June 30, 2005 consisted of approximately $1.8 million of unrealized appreciation in the value of the properties held by Elkhorn offset by $0.8 million of net unrealized depreciation in the value of debt and equity investments in two private real estate companies. The Fund’s net unrealized depreciation for the quarter ended June 30, 2004 resulted from declines in estimated property values due to declines in near-term earning expectations.

During the quarter ended June 30, 2005, Belair Real Estate sold certain of its Partnership Preference Units totaling approximately $23.2 million (representing sales to other investment funds advised by Boston Management), recognizing a net gain of approximately $0.8 million on the transactions. During the quarter ended June 30, 2005, the Fund saw net unrealized appreciation of the estimated fair value of its Partnership Preference Units of approximately $6.3 million compared to net unrealized depreciation of approximately $5.7 million during the quarter ended June 30, 2004. The net unrealized appreciation of approximately $6.3 million during the quarter ended June 30, 2005 consisted of approximately $6.6 million of unrealized appreciation as a result of increases in the per unit values of Partnership Preference Units held primarily due to low long-term interest rates, and approximately $0.3 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation as realized gains due to the sales of Partnership Preference Units during the quarter ended June 30, 2005. The Fund’s net unrealized depreciation in the second quarter of 2004 resulted primarily from lower per unit values of Partnership Preference Units held due to rising interest rates during the period.

Distributions from Partnership Preference Units for the quarter ended June 30, 2005 totaled approximately $5.8 million compared to approximately $7.0 million for the quarter ended June 30, 2004, a decrease of $1.2 million or 17%. The decrease was principally due to fewer Partnership Preference Units held on average during the quarter as well as lower average distribution rates for the Partnership Preference Units held during the quarter. The decrease in average distribution rates of Partnership Preference Units was primarily due to the restructuring of certain Partnership Preference Units to pay lower distribution rates (reflecting lower market rates for preferred securities) as they neared potential call. During the quarter ended June 30, 2005, the Fund also received a special distribution of approximately $5.9 million from its investment in two private real estate companies. The distribution resulted from a recapitalization of the issuers.

Distributions from Partnership Preference Units decreased for the quarter ended June 30, 2004 due to fewer Partnership Preference Units held on average, as well as lower average distribution rates for the Partnership Preference Units held during the quarter.

Performance of Interest Rate Swap Agreements. For the quarter ended June 30, 2005, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $5.7 million, compared to net realized and unrealized gains of approximately $6.6 million for the quarter ended June 30, 2004. Net realized and unrealized losses on swap agreements for the quarter ended June 30, 2005 consisted of $4.4 million of unrealized depreciation due to changes in swap agreement valuations and $1.3 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the quarter ended June 30, 2004, unrealized appreciation of $9.8 million on swap agreement valuation changes was offset in part by $3.2 million of swap agreement periodic payments. The negative impact on Fund performance for the quarter ended June 30, 2005 from changes in swap agreement valuations was attributable to a decrease in swap rates during the period. The positive contribution to Fund performance for the quarter ended June 30, 2004 from changes in swap valuations was attributable to an increase in swap rates during the period.

MD&A and Results of Operations for the Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Performance of the Fund. The Fund’s total return was -0.53% for the six months ended June 30, 2005. This return reflects a decrease in the Fund’s net asset value per share from $126.88 to $123.76 and a distribution of $2.38 per share during the period. The S&P 500 Index had a total return of -0.81% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.96% during the period. Last year, the Fund had a total return performance of 3.28% for the six months ended June 30, 2004. This return reflected an increase in the Fund’s net asset value per share from $119.60 to $122.20 and a distribution of $1.28 per share during the period. The S&P 500 Index had a total return of 3.44% over the same period. The performance of the Fund trailed that of the Portfolio by 0.17% during that period.

Performance of the Portfolio. For the six months ended June 30, 2005, the Portfolio had a total return of -1.49%, which compares to the -0.81% total return of the S&P 500 Index over the same period. During the first half of last year, the Portfolio had a total return of 3.45% and the S&P 500 Index had a total return of 3.44% . Although consumer spending, manufacturing activity and corporate earnings growth remained healthy during the first half of 2005, investor concerns about rising interest rates, a mounting trade deficit and record oil prices hampered stock market performance. Equity market leadership for the first half of 2005 can be characterized as defensive and interest rate sensitive. Higher yielding stocks generally outperformed more aggressive stocks, and small- and mid-cap stocks generally outperformed large-cap stocks. Energy, utilities and healthcare were the strongest performing sectors, while telecommunications and materials were the weakest performing sectors.

The Portfolio invests on a long-term basis in a broadly diversified portfolio of primarily large-cap stocks. The Portfolio’s sector allocation at June 30, 2005 remained comparable to that as of June 30, 2004, with a slight increase to the consumer staples and energy sectors. During the first half of 2005, its large-cap orientation and growth emphasis were not consistent with a market environment that favored small-and mid-cap stocks and value-style investing. The Portfolio’s de-emphasis of the slower-growth, high yielding sectors, such as utilities, hurt returns during the period. The Portfolio’s returns were also negatively affected by its overweight of airfreight logistics and machinery investments, and adverse stock selection within food and staples retailing industries.

On the positive side, an overweighted position in the energy sector helped the Portfolio’s performance, as investments in oil production, equipment and drilling companies advanced on record oil prices. The Portfolio’s underweight of the information technology and materials sectors was also helpful, as electronic equipment, computers and metal industries declined during the first half of 2005. The Portfolio also benefited from favorable stock selection within the diversified telecom, mortgage-thrifts and consumer service sectors during the period.

Performance of Real Estate Investments.During the six months ended June 30, 2005, rental income from real estate operations was approximately $11.3 million compared to approximately $11.1 million for the six months ended June 30, 2004, an increase of $0.2 million or 2%. This increase reflects Belair Real Estate’s ownership of two Real Estate Joint Ventures for a portion of the first six months of 2005 compared to ownership of one Real Estate Joint Venture during the first six months of 2004. On June 30, 2004, Belair Real Estate acquired an interest in Elkhorn and in February 2005 it sold its interest in a multifamily Real Estate Joint Venture. For the six months ended June 30, 2005, Elkhorn’s rental income was negatively affected by a less favorable leasing environment than expected. For many industrial distribution properties, reduced rent levels are likely to continue over the near term. Boston Management expects that improvements in industrial distribution property operating performance will occur over the longer term. For the six months ended June 30, 2004, rental income from real estate operations increased due to modest increases in apartment rental rates net of concessions.

During the six months ended June 30, 2005, property operating expenses were approximately $4.5 million compared to approximately $5.1 million for the six months ended June 30, 2004, a decrease of $0.6 million or 12% (property operating expenses are before certain operating expenses of Belair Real Estate of approximately $2.2 million for the six months ended June 30, 2005 and $1.6 million for the six months ended June 30, 2004). This decrease in property operating expenses was principally due to the February 2005 asset sale referenced in the preceding paragraph. For the six months ended June 30, 2005, Elkhorn’s property operating expenses were higher than expected due to a one-time event of default by a tenant at one of Elkhorn’s properties. For the six months ended June 30, 2004, property operating expenses were substantially unchanged from the same period in the prior year.

The estimated fair value of the real properties held through Belair Real Estate was approximately $174.2 million at June 30, 2005 compared to approximately $333.7 million at December 31, 2004, a net decrease of $159.5 million or 48%. This net decrease in the estimated fair value of the real properties for the six months ended June 30, 2005 was principally due to the February 2005 sale of Belair Real Estate’s interest in a multifamily Real Estate Joint Venture offset in part by modest increases in the estimated fair value of the Elkhorn properties. Despite weak operating conditions in many real estate market segments over the past several years and lower near-term earning expectations, property values have generally benefited from lower capitalization and discount rates.

During the six months ended June 30, 2005, the Fund saw net unrealized appreciation in the estimated fair value of its other real estate investments (which includes Elkhorn and certain debt and equity securities) of approximately $1.2 million compared to approximately $2.4 million of unrealized depreciation for the six months ended June 30, 2004. Net unrealized appreciation of $1.2 million during the six months ended June 30, 2005 was due to modest increases in the estimated fair value of Elkhorn’s properties offset in part by the recharacterization of previously recorded unrealized appreciation as realized gains as a result of the February 2005 sale of Belair Real Estate’s interest in a multifamily Real Estate Joint Venture and slight depreciation in the value of other real estate investments. The Fund’s unrealized depreciation in the estimated fair value of its other real estate investments for the six months ended June 30, 2004 was due to modest decreases in estimated property values due to declines in near-term earnings expectations.

During the six months ended June 30, 2005, Belair Real Estate sold certain of its Partnership Preference Units totaling $23.6 million (representing sales to other investment funds advised by Boston Management), recognizing gains of approximately $0.8 million on the transactions. During the six months ended June 30, 2005, Belair Real Estate also acquired interests in additional Partnership Preference Units (representing acquisitions from other investment funds advised by Boston Management) for a total of approximately $115.9 million. At June 30, 2005, the estimated fair value of Belair Real Estate’s Partnership Preference Units totaled approximately $303.8 million compared to approximately $203.8 million at December 31, 2004, an increase of $100.0 million or 49%. This net increase in the estimated fair value of Belair Real Estate’s Partnership Preference Units for the six months ended June 30, 2005 was principally due to more Partnership Preference Units held and increases in the per unit values of the Partnership Preference Units held. Estimated fair values for Partnership Preference Units have been positively affected by low long-term interest rates, and by tight spreads for credit-sensitive income securities, including real estate-related securities.

The Fund saw net unrealized appreciation in the estimated fair value of its Partnership Preference Units of approximately $7.0 million during the six months ended June 30, 2005 compared to net unrealized depreciation of approximately $12.6 million for the six months ended June 30, 2004. The net unrealized appreciation of approximately $7.0 million during the six months ended June 30, 2005 consisted of approximately $7.3 million of unrealized appreciation as a result of increases in the per unit values of Partnership Preference Units held and approximately $0.3 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation as realized gains due to the sales of Partnership Preference Units during the six months ended June 30, 2005. The Fund’s net unrealized depreciation for the first six months of 2004 consisted of approximately $9.0 million of unrealized depreciation resulting from decreases in per unit values of the Partnership Preference Units and approximately $3.6 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation to realized gains due to sales of Partnership Preference Units during the six months ended June 30, 2004.

Distributions from Partnership Preference Units for the six months ended June 30, 2005 totaled approximately $11.1 million compared to approximately $15.5 million for the six months ended June 30, 2004, a decrease of $4.4 million or 28%. The decrease in the distributions from Partnership Preference Units for the six months ended June 30, 2005 was principally due to fewer Partnership Preference Units held on average during the six months ended June 30, 2005 and lower average distribution rates. The decrease in average distribution rates of Partnership Preference Units was primarily due to the restructuring of certain Partnership Preference Units to pay lower distribution rates (reflecting lower market rates for preferred securities) as they neared potential call. During the six months ended June 30, 2005, the Fund also received a special distribution of approximately $5.9 million from its investment in two private real estate companies. The distribution resulted from a recapitalization of the issuers. Distributions from Partnership Preference Units decreased during the first six months of 2004 due to fewer Partnership Preference Units held on average and lower average distribution rates for the Partnership Preference Units held during the six months ended June 30, 2004, partially offset by a one-time special distribution from one issuer made in connection with a restructuring of its Partnership Preference Units.

Performance of Interest Rate Swap Agreements. For the six months ended June 30, 2005, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $2.6 million, compared to net realized and unrealized losses of approximately $1.4 million for the six months ended June 30, 2004. Net realized and unrealized losses on swap agreements for the six months ended June 30, 2005 consisted of $0.5 million of unrealized appreciation due to changes in swap agreement valuations offset by $3.1 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the six months ended June 30, 2004, unrealized appreciation of $4.9 million on swap agreement valuation changes was offset by $6.3 million of swap agreement periodic payments. The positive contribution to Fund performance for the six months ended June 30, 2005 and 2004 from changes in swap valuations was due to an increase in swap rates during the period for swaps with maturities comparable to those of the Fund’s swaps.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of June 30, 2005, the Fund had outstanding borrowings of $475.0 million and $73.5 million of unused loan commitments under the Credit Facility.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of June 30, 2005, the unrealized appreciation related to the interest rate swap agreements was approximately $2.9 million. As of December 31, 2004, the unrealized appreciation related to the interest rate swap agreements was approximately $2.4 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. The Fund’s primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Venture. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Credit Facility are reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility used to acquire equity in real estate investments and to mitigate in part the impact of interest rate changes on the Fund’s net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The Fund’s interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund’s significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 4 and Note 5 to the Fund’s unaudited condensed consolidated financial statements in Item 1 above.

Interest Rate Sensitivity Cost, Principal (Notional) Amount by Contractual Maturity and Callable Date for the Twelve Months Ended June 30,*

							Estimated
							Fair Value as
		2007-					of June 30,
	2006	2008	2009	2010	Thereafter	Total	2005

Rate sensitive liabilities:

Long-term debt:

Fixed-rate mortgages					$135,000,000	$135,000,000	$142,700,000

Average interest rate					5.67%	5.67%

Variable-rate Credit
Facility				$475,000,000		$475,000,000	$475,000,000

Average interest rate				3.64%		3.64%

Rate sensitive derivative
financial instruments:

Pay fixed/ receive variable
interest rate swap
agreements				$378,782,000		$378,782,000	$ 2,849,803

Average pay rate				4.73%		4.73%

Average receive rate				3.64%		3.647%

Rate sensitive
investments:

Fixed-rate Partnership
Preference Units:

Camden Operating, L.P.,
7% Series B Cumulative
Redeemable Perpetual
Preferred Units, Callable
12/2/08, Current Yield:
6.96%			$4,161,360			$4,161,360	$4,020,800

							Estimated
							Fair Value as
		2007-					of June 30,
	2006	2008	2009	2010	Thereafter	Total	2005

Colonial Realty Limited
Partnership, 7.25% Series
B Cumulative Redeemable
Perpetual Preferred Units,
Callable 8/24/09, Current
Yield: 7.16%				$35,205,087		$35,205,087	$ 37,473,600

Essex Portfolio L.P.,
7.875% Series D
Cumulative Redeemable
Preferred Units, Callable
7/28/10, Current Yield:
7.65%					$28,232,050	$28,232,050	$28,320,710

Kilroy Realty, L.P., 7.45%
Series A Cumulative
Redeemable Preferred
Units, Callable 9/30/09,
Current Yield: 7.62%				$36,838,675		$ 36,838,675	$ 36,649,200

Liberty Property L.P.,
7.45% Series B
Cumulative Redeemable
Preferred Units, Callable
8/31/09, Current Yield:
7.08%				$22,750,000		$ 22,750,000	$ 23,933,000

MHC Operating Limited
Partnership, 8.0625%
Series D Cumulative
Redeemable Perpetual
Preference Units, Callable
3/24/10, Current
Yield: 7.72%				$50,000,000		$ 50,000,000	$52,240,000

National Golf Operating
Partnership, L.P., 11%
Series A Cumulative
Redeemable Preferred
Units, Callable 2/6/03,
Current Yield: 10.36%	$31,454,184					$ 31,454,184	$ 35,063,291

National Golf Operating
Partnership, L.P., 11%
Series B Cumulative
Redeemable Preferred
Units, Callable 2/6/03,
Current Yield: 10.36%	$ 5,000,000					$ 5,000,000	$ 5,308,000

PSA Institutional Partners,
L.P., 6.4% Series NN
Cumulative Redeemable
Perpetual Preferred Units,
Callable 3/17/10, Current
Yield: 6.55%				$37,541,670		$ 37,541,670	$ 36,630,000

22

							Estimated
							Fair Value as
		2007-					of June 30,
	2006	2008	2009	2010	Thereafter	Total	2005

	Regency Centers, L.P.
	7.45% Series D
	Cumulative Redeemable
	Preferred Units, Callable
	9/29/09, Current Yield:
	7.05%			$19,310,868		$19,310,868	$19,008,000

	Vornado Realty, L.P., 7%
	Series D-10 Cumulative
	Redeemable Preferred
	Units, Callable 11/17/08,
	Current Yield: 6.67%(1)		$23,090,732			$23,090,732	$ 25,181,265

	Note Receivable:

	Fixed-rate note receivable,
	8%				$ 2,070,580	$2,070,580	$ 2,491,032

*	The amounts listed reflect the Fund’s positions as of June 30, 2005. The Fund’s current positions may differ.

(1)	Belair Real Estate’s interest in these Partnership Preference Units is held through Bel Holdings LLC.

Item 4. Controls and Procedures.

Fund Governance. As the Fund’s manager, the complete and entire management, control and operation of the Fund are vested in Eaton Vance. The Fund’s Chief Executive Officer and Chief Financial Officer intend to report to the Board of Directors of Eaton Vance, Inc. (the sole trustee of Eaton Vance) any significant deficiency in the design or operation of internal control over financial reporting which could adversely affect the Fund’s ability to record, process, summarize and report financial data, and any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund’s internal control over financial reporting. Effective August 10, 2005, Michelle A. Green will resume her position as the Fund’s Chief Financial Officer following her return from maternity leave.

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although in the ordinary course of business, the Fund and its directly and indirectly controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which any of them is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2004, shares of the Fund may be redeemed by Fund shareholders on any business day. Redemptions are met at the net asset value per share of the Fund. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible. During each month in the quarter ended June 30, 2005, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share

April 30, 2005	307,936.133	$119.00

May 31, 2005	101,676.504	$121.58

June 30, 2005	733,155.530	$123.67

Total	1,142,768.167	$122.13

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the three months ended June 30, 2005.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K:

(a)	The following is a list of all exhibits filed as part of this Form 10-Q:

10(4)	(a)	Copy of Amendment dated March 29, 2005 to Custody and Transfer Agency Agreement between the Fund and Investors Bank & Trust Company filed herewith.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on August 9, 2005.

BELAIR CAPITAL FUND LLC

/s/ James L. O'Connor James L. O'Connor Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

10(4) (a) Copy of Amendment dated March 29, 2005 to Custody and Transfer Agency Agreement between the Fund and Investors Bank & Trust Company filed herewith.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002