Form 10-Q
period 2005-09-30
BELAIR CAPITAL FUND LLC
filed 2005-11-09
CIK 1050816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from	to
Commission File No. 000-25767

Belair Capital Fund LLC

(Exact name of registrant as specified in its charter)

Massachusetts	04-3404037
(State of organization)	(I.R.S. Employer Identification No.)

The Eaton Vance Building
255 State Street
Boston, Massachusetts	02109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:	617-482-8260

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

YES	__X__	NO _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES	__X__	NO _____

		Belair Capital Fund LLC
		Index to Form 10-Q
PART I		FINANCIAL INFORMATION	Page
Item	1.	Financial Statements
		Condensed Consolidated Statements of Assets and Liabilities as of
		September 30, 2005 (Unaudited) and December 31, 2004	3
		Condensed Consolidated Statements of Operations (Unaudited) for the
		Three Months Ended September 30, 2005 and 2004 and for the Nine Months
		Ended September 30, 2005 and 2004	4
		Condensed Consolidated Statements of Changes in Net Assets for the
		Nine Months Ended September 30, 2005 (Unaudited) and the Year
		Ended December 31, 2004	6
		Condensed Consolidated Statements of Cash Flows (Unaudited) for the
		Nine Months Ended September 30, 2005 and 2004	7
		Financial Highlights for the Nine Months Ended
		September 30, 2005 (Unaudited) and the Year Ended December 31, 2004	9
		Notes to Condensed Consolidated Financial Statements
		as of September 30, 2005 (Unaudited)	10
Item	2.	Management’s Discussion and Analysis of Financial Condition (MD&A)
		and Results of Operations	16
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item	4.	Controls and Procedures	23
PART II		OTHER INFORMATION
Item	1.	Legal Proceedings	24
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item	3.	Defaults Upon Senior Securities	24
Item	4.	Submission of Matters to a Vote of Security Holders	24
Item	5.	Other Information	24
Item	6.	Exhibits	25
SIGNATURES			26
EXHIBIT INDEX			27
		2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities
	September 30, 2005	December 31,
	(Unaudited)	2004

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$1,353,048,691	$1,643,447,807
Investment in Partnership Preference Units	274,896,621	203,826,804
Investment in other real estate	177,907,413	339,580,435
Short-term investments	11,143,039	1,891,000

Total investments	$1,816,995,764	$2,188,746,046
Cash	7,768,099	9,759,487
Escrow deposits – restricted	-	80,839
Open interest rate swap agreements, at value	7,425,308	2,366,785
Distributions and interest receivable	1,116,075	126,778
Other assets	4,033,008	5,158,454

Total assets	$1,837,338,254	$2,206,238,389

Liabilities:
Loan payable – Credit Facility	$450,000,000	$405,000,000
Mortgages payable	135,000,000	247,630,517
Payable for Fund Shares redeemed	251,688	19
Payable to affiliate for investment advisory and administration fees	428,845	-
Payable to affiliate for servicing fees	117,683	-
Security deposits	199,132	820,256
Accrued expenses:
Swap interest expense	38,060	148,252
Interest expense	924,450	1,545,503
Property taxes	729,394	833,918
Other expenses and liabilities	839,550	1,121,854
Minority interests in controlled subsidiaries	8,299,595	19,146,178

Total liabilities	$596,828,397	$676,246,497

Net assets	$1,240,509,857	$1,529,991,892

Shareholders’ Capital	$1,240,509,857	$1,529,991,892

Shares outstanding	9,633,159	12,058,622

Net asset value and redemption price per Share	$128.77	$126.88

See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended

September 30, 2005		September 30, 2004	September 30, 2005	September 30, 2004

Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes of $35,297 $65,150,
$320,740 and $264,802, respectively)	$5,396,749	$5,863,812	$ 18,695,728	$17,535,611
Interest allocated from Belvedere Company	34,903	9,940	113,216	55,343
Expenses allocated from Belvedere Company	(2,083,312)	(2,351,208)	(6,734,843)	(7,137,516)

Net investment income allocated from
Belvedere Company	$3,348,340	$3,522,544	$ 12,074,101	$10,453,438
Distributions from Partnership Preference Units	4,571,431	5,448,470	15,693,525	20,942,014
Rental income	4,456,900	8,892,692	15,735,574	20,006,147
Interest	352,858	120,147	650,194	362,916
Other income	-	-	5,853,947	-

Total investment income	$12,729,529	$17,983,853	$ 50,007,341	$51,764,515

Expenses:
Investment advisory and administrative fees	$1,294,349	$1,462,891	$ 4,059,899	$4,254,564
Property management fees	117,296	276,863	423,275	718,744
Servicing fees	117,683	154,076	383,902	476,514
Interest expense on mortgages	1,947,584	2,386,112	6,666,613	7,158,334
Interest expense on Credit Facility	4,579,813	2,523,172	12,007,105	5,890,234
Property and maintenance expenses	299,834	1,938,895	2,792,867	5,196,167
Property taxes and insurance	708,755	1,111,430	2,365,948	2,505,797
Miscellaneous	304,332	362,725	1,307,088	690,145

Total expenses	$9,369,646	$10,216,164	$ 30,006,697	$26,890,499

Net investment income before
minority interests in net income of
controlled subsidiaries	$3,359,883	$7,767,689	$ 20,000,644	$24,874,016
Minority interests in net income
of controlled subsidiaries	(209,090)	(623,466)	(509,041)	(849,446)

Net investment income	$3,150,793	$7,144,223	$ 19,491,603	$24,024,570

See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended		Nine Months Ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
Investment transactions, securities sold short and
foreign currency transactions allocated from
Belvedere Company (identified cost basis)	$4,608,048	$5,766	$ 5,604,444	$11,842,265
Investment transactions in Partnership
Preference Units (identified cost basis)	(609,304)	1,096,914	224,104	3,496,457
Investment transactions in other real estate (net
of minority interest in realized gain (loss) of
controlled subsidiaries of $178,736, $0,
$(3,371,929) and $0, respectively)	866,502	-	3,192,695	-
Interest rate swap agreements (1)	(880,827)	(2,373,127)	(3,958,713)	(8,618,678)

Net realized gain (loss)	$3,984,419	$(1,270,447)	$ 5,062,530	$6,720,044

Change in unrealized appreciation (depreciation) -
Investments, securities sold short and foreign
currency allocated from Belvedere Company
(identified cost basis)	$43,583,130	$ (37,880,862)	$ 6,349,382	$(3,439,420)
Investment in Partnership Preference Units
(identified cost basis)	(3,211,099)	1,826,871	3,741,129	(10,785,064)
Investment in other real estate (net of minority
interest in unrealized appreciation (depreciation)
of controlled subsidiaries of $80,625, $(281,253),
$3,462,737 and $1,778,551, respectively)	364,137	(1,922,932)	1,554,287	(4,368,174)
Interest rate swap agreements	4,575,505	(5,309,803)	5,058,523	(424,279)

Net change in unrealized appreciation (depreciation)	$45,311,673	$ (43,286,726)	$ 16,703,321	$ (19,016,937)

Net realized and unrealized gain (loss)	$49,296,092	$ (44,557,173)	$ 21,765,851	$ (12,296,893)

Net increase (decrease) in net assets from operations	$52,446,885	$ (37,412,950)	$ 41,257,454	$11,727,677

(1) Amounts include periodic payments made in connection with interest rate swap agreements of $880,827, $2,909,625, $3,958,713 and $9,155,176, respectively (Note 4).

See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets
	Nine Months
	Ended
	September 30, 2005	Year Ended
	(Unaudited)	December 31, 2004

Increase (Decrease) in Net Assets:
From operations -
Net investment income	$19,491,603	$31,237,747
Net realized gain from investment transactions, securities sold short,
foreign currency transactions and interest rate swap agreements	5,062,530	30,327,282
Net change in unrealized appreciation (depreciation) of investments, securities sold short, foreign currency and interest rate swap
agreements	16,703,321	44,982,446

Net increase in net assets from operations	$41,257,454	$106,547,475

Transactions in Fund Shares -
Net asset value of Fund Shares issued to Shareholders in
payment of distributions declared	$12,687,778	$7,259,756
Net asset value of Fund Shares redeemed	(314,776,350)	(89,817,709)

Net decrease in net assets from Fund Share transactions	$(302,088,572)	$(82,557,953)

Distributions -
Distributions to Shareholders	$(28,650,917)	$(16,279,479)

Total distributions	$(28,650,917)	$(16,279,479)

Net increase (decrease) in net assets	$(289,482,035)	$7,710,043

Net assets:
At beginning of period	$1,529,991,892	$1,522,281,849

At end of period	$1,240,509,857	$1,529,991,892

See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended

	September 30, 2005	September 30, 2004

Cash Flows From (For) Operating Activities –
Net increase in net assets from operations	$ 41,257,454	$11,727,677
Adjustments to reconcile net increase in net assets from
operations to net cash flows for operating activities -
Net investment income allocated from Belvedere Company	(12,074,101)	(10,453,438)
Increase in interest receivable from other real estate investments	(142,554)	(131,993)
(Increase) decrease in other assets	791,749	(4,896,184)
(Increase) decrease in distributions and interest receivable	(989,297)	567,409
Decrease in interest payable for open swap agreements	(110,192)	(80,231)
Increase in payable to affiliate for investment advisory
and administrative fees	428,845	-
Increase in payable to affiliate for servicing fees	117,683	-
Increase (decrease) in security deposits, accrued interest and accrued
other expenses and liabilities	(147,168)	2,218,522
Increase in accrued property taxes	392,898	648,667
Purchases of Partnership Preference Units	(135,861,641)	(67,498,333)
Proceeds from sales of Partnership Preference Units	68,757,057	107,086,386
Payment for investments in other real estate	-	(179,010,336)
Proceeds from sale of investment in other real estate	45,092,533	-
Improvements to rental property	(916,188)	(1,472,450)
Decrease in cash due to sale of majority interest in controlled subsidiary	(2,199,688)	-
Interest incurred on interest rate swap agreements	(3,958,713)	(9,155,176)
Payment received on termination of interest rate swap agreement	-	536,498
(Increase) decrease in short-term investments	(9,252,039)	9,495,330
Minority interests in net income of controlled subsidiaries	509,041	849,446
Net realized gain from investment transactions, securities sold
short, foreign currency transactions and interest rate swap agreements	(5,062,530)	(6,720,044)
Net change in unrealized (appreciation) depreciation of investments, securities sold short, foreign currency and interest rate
swap agreements	(16,703,321)	19,016,937

Net cash flows for operating activities	$ (30,070,172)	$ (127,271,313)

Cash Flows From (For) Financing Activities –
Proceeds from Credit Facility	$ 89,000,000	$ 179,200,000
Repayment of Credit Facility	(44,000,000)	(43,500,000)
Issuance of real estate joint venture preferred shares	240,000	-
Payments for Fund Shares redeemed	(97,638)	(3,635)
Distributions paid to Shareholders	(15,963,139)	(9,019,723)
Distributions paid to minority shareholders	(1,100,439)	(34,400)

Net cash flows from financing activities	$ 28,078,784	$ 126,642,242

Net decrease in cash	$ (1,991,388)	$(629,071)

Cash at beginning of period	$ 9,759,487	$8,687,577

Cash at end of period	$ 7,768,099	$8,058,506

See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

		Nine Months Ended

	September 30, 2005	September 30, 2004

Supplemental Disclosure and Non-cash Investing and
Financing Activities –
Interest paid on loan – Credit Facility	$11,779,838	$5,792,824
Interest paid on mortgages	$6,522,718	$7,036,592
Interest paid on interest rate swap agreements	$4,068,905	$9,235,407
Market value of securities distributed in payment of
redemptions	$314,427,043	$51,849,198
Market value of real property and other assets, net of
current liabilities assumed in conjunction with the
acquisition of other real estate	$-	$223,732,316
Market value of minority interests assumed in
conjunction with the acquisition of other real estate	$-	$44,746,462
Market value of real property and other assets, net of
current liabilities, disposed of in conjunction with the
sale of other real estate	$163,004,330	$-
Market value of minority interest disposed of in
conjunction with the sale of other real estate	$10,585,993	$-
Mortgage disposed of in conjunction with the sale of
other real estate	$112,630,517	$-
Non-cash change in working capital of real estate investments	$894,238	$-

See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Financial Statements (Continued)

Financial Highlights
	Nine Months Ended
	September 30, 2005	Year Ended
	(Unaudited)	December 31, 2004

Net asset value – Beginning of period	$126.880	$119.600

Income (loss) from operations

Net investment income (1)	$1.754	$2.495
Net realized and unrealized gain	2.516	6.065

Total income from operations	$4.270	$8.560

Distributions

Distributions to Shareholders	$(2.380)	$(1.280)

Total distributions	$(2.380)	$(1.280)

Net asset value – End of period	$128.770	$126.880

Total Return (2)	3.49%	7.23%

Ratios as a percentage of average net assets (3)

Expenses of Consolidated Real Property Subsidiaries
Interest and other borrowing costs (4)	0.53% (9)	0.60%
Operating expenses (4)	0.49% (9)	0.68%
Belair Capital Fund LLC Expenses
Interest and other borrowing costs (5)(6)	1.16% (9)	0.58%
Investment advisory and administrative fees,
servicing fees and other Fund operating expenses (5)(7)	1.15% (9)	1.12%

Total expenses	3.33% (9)	2.98%

Net investment income	1.88% (9)	2.07%

Ratios as a percentage of average gross assets (3)(8)

Expenses of Consolidated Real Property Subsidiaries
Interest and other borrowing costs (4)	0.37% (9)	0.43%
Operating expenses (4)	0.34% (9)	0.48%
Belair Capital Fund LLC Expenses
Interest and other borrowing costs (5)(6)	0.81% (9)	0.41%
Investment advisory and administrative fees,
servicing fees and other Fund operating expenses (5)(7)	0.80% (9)	0.80%

Total expenses	2.33% (9)	2.12%

Net investment income	1.32% (9)	1.48%

Supplemental Data

Net assets, end of period (000’s omitted)	$1,240,510	$1,529,992
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)	0.32%	3%

(1)	Calculated using average shares outstanding.

(2)	Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.

(3)	For the purpose of calculating ratios, the income and expenses of Belair Real Estate Corporation's (Belair Real Estate) controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belair Real Estate.

(4)	Includes Belair Real Estate's proportional share of expenses incurred by its controlled subsidiaries.

(5)	Includes the expenses of Belair Capital Fund LLC (Belair Capital) and Belair Real Estate. Does not include expenses of Belair Real Estate's controlled subsidiaries.

(6)	Ratios do not include interest incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would be higher.

(7)	Includes Belair Capital’s share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from the Portfolio.

(8)	Average gross assets is defined as the average daily amount of all assets of Belair Capital (not including its investment in Belair Real Estate) plus all assets of Belair Real Estate minus the sum of their liabilities other than the principal amount of money borrowed. For this purpose, the assets of Belair Real Estate's controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belair Real Estate.

(9)	Annualized.

See notes to unaudited condensed consolidated financial statements 9

BELAIR CAPITAL FUND LLC as of September 30, 2005 Notes to Condensed Consolidated Financial Statements (Unaudited)

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

2 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term obligations, for the nine months ended September 30, 2005 and 2004:

		Nine Months Ended

Investment Transactions	September 30, 2005	September 30, 2004

Decreases in investment in Belvedere Capital Fund Company LLC	$314,427,043	$51,849,198
Acquisition of other real estate (1)	$-	$179,010,336
Sale of other real estate (2)	$45,092,533	$-
Purchases of Partnership Preference Units (3)	$135,861,641	$67,498,333
Sales of Partnership Preference Units (4)	$68,757,057	$107,086,386

(1)	On June 30, 2004 and August 4, 2004, Belair Real Estate Corporation (Belair Real Estate) purchased an indirect investment in real property through a controlled subsidiary, Elkhorn Property Trust (Elkhorn), for $17,686,317 and $161,324,019, respectively.

(2)	In February 2005, Belair Real Estate sold its majority interest in Bel Residential Properties Trust (Bel Residential) to another fund advised by Boston Management and Research (Boston Management) recognizing a gain of $2,326,193. On September 30, 2005, Elkhorn sold a portion of its interest in property management contracts pertaining to properties of which the Fund does not own a direct or indirect interest for which Belair Real Estate recognized a gain of $866,502.

(3)	Purchases of Partnership Preference Units during the nine months ended September 30, 2005 and 2004 represent Partnership Preference Units purchased from other investment funds advised by Boston Management.

(4)	Sales of Partnership Preference Units for the nine months ended September 30, 2005 and 2004 include Partnership Preference Units sold to other investment funds advised by Boston Management for which a gain of $224,104 and a loss of $113,968 were recognized, respectively.

3 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company) for the nine months ended September 30, 2005 and 2004, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

	Nine Months Ended

	September 30, 2005	September 30, 2004

Belvedere Company’s interest in the Portfolio (1)	$12,961,349,455	$11,744,785,646
The Fund’s investment in Belvedere Company (2)	$1,353,048,691	$1,555,202,369
Income allocated to Belvedere Company from the Portfolio	$159,159,909	$127,279,355
Income allocated to the Fund from Belvedere Company	$18,808,944	$17,590,954
Expenses allocated to Belvedere Company from the Portfolio	$42,358,154	$38,377,075
Expenses allocated to the Fund from Belvedere Company	$6,734,843	$7,137,516
Net realized gain from investment transactions, securities sold short and foreign currency transactions allocated to Belvedere Company from the
Portfolio	$51,628,117	$72,613,080
Net realized gain from investment transactions, securities sold short and foreign currency transactions allocated to the Fund from Belvedere
Company	$5,604,444	$11,842,265
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to Belvedere
Company from the Portfolio	$102,841,168	$(18,939,820)
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to the Fund from
Belvedere Company	$6,349,382	$(3,439,420)

(1)	As of September 30, 2005 and 2004, the value of Belvedere Company’s interest in the Portfolio represents 69.3% and 65.9% of the Portfolio’s net assets, respectively.

(2)	As of September 30, 2005 and 2004, the Fund’s investment in Belvedere Company represents 10.4% and 13.2% of Belvedere Company’s net assets, respectively.

A summary of the Portfolio’s Statement of Assets and Liabilities at September 30, 2005, December 31, 2004 and September 30, 2004 and its operations for the nine months ended September 30, 2005, for the year ended December 31, 2004 and for the nine months ended September 30, 2004 follows:

	September 30, 2005	December 31, 2004	September 30, 2004

Investments, at value	$18,678,299,659	$19,139,242,713	$17,792,133,580
Other assets	34,063,419	199,253,595	38,445,443

Total assets	$18,712,363,078	$19,338,496,308	$17,830,579,023

Securities sold short, at value	$-	$197,010,000	$-
Loan payable – Line of Credit	-	-	15,200,000
Management fee payable	6,726,529	-	-
Other liabilities	435,227	343,906	218,380

Total liabilities	$7,161,756	$197,353,906	$15,418,380

Net assets	$18,705,201,322	$19,141,142,402	$17,815,160,643

	September 30, 2005	December 31, 2004	September 30, 2004

Dividends and interest	$233,961,240	$292,265,206	$197,869,361

Investment adviser fee	$60,374,997	$77,609,178	$57,812,972
Other expenses	1,919,988	2,649,363	1,911,200
Total expense reductions	(88,889)	(26,706)	-

Net expenses	$62,206,096	$80,231,835	$59,724,172

Net investment income	$171,755,144	$212,033,371	$138,145,189
Net realized gain from investment
transactions, securities sold short and
foreign currency transactions	74,792,208	152,422,840	118,172,446
Net change in unrealized appreciation
(depreciation) of investments, securities
sold short and foreign currency	137,782,375	1,317,878,707	(29,473,230)

Net increase in net assets from operations	$384,329,727	$1,682,334,918	$226,844,405

4 Interest Rate Swap Agreements

Belair Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belair Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at September 30, 2005 and December 31, 2004 are listed below.

				Initial
	Notional			Optional		Unrealized Appreciation
	Amount			Termi-	Final
Effective	(000’s	Fixed	Floating	nation	Termination	September 30,	December 31,
Date	omitted)	Rate	Rate	Date	Date	2005	2004

10/03	$20,000	4.045%	LIBOR + 0.30%	-	6/10	$687,446	$265,191
10/03	61,500	4.865%	LIBOR + 0.30%	07/04	6/10	1,014,745	278,866
10/03	75,000	4.795%	LIBOR + 0.30%	09/04	6/10	1,376,344	450,060
10/03	42,000	4.69%	LIBOR + 0.30%	02/05	6/10	892,113	354,457
10/03	49,000	4.665%	LIBOR + 0.30%	03/05	6/10	1,075,442	442,140
10/03	35,330	4.18%	LIBOR + 0.30%	07/09	6/10	1,120,301	362,399
02/04	95,952	5.00%	LIBOR + 0.30%	08/04	6/10	1,258,917	213,672

Total	$378,782					$7,425,308	$2,366,785

5 Debt

A Credit Facility – On February 17, 2005, Belair Capital amended its credit agreement with DrKW Holdings, Inc. to establish a borrowing limit of $450,000,000 under that agreement. Belair Capital used the proceeds from these borrowings to finance the Fund’s investment in Partnership Preference Units. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.30% per annum. As of September 30, 2005, outstanding borrowings under this credit arrangement totaled $450,000,000.

B Mortgage – In February 2005, in conjunction with the sale of Belair Real Estate’s majority interest in Bel Residential (Note 2), the mortgage payable by Bel Residential was disposed of. At the time of the transaction the loan balance was $112,630,517.

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

	Tax-Managed
For the Three Months Ended	Growth	Real
September 30, 2005	Portfolio*	Estate	Total

Revenue	$3,348,340	$9,104,944	$12,453,284
Interest expense on mortgages	-	(1,947,584)	(1,947,584)
Interest expense on Credit Facility	-	(3,973,286)	(3,973,286)
Operating expenses	(647,347)	(2,018,646)	(2,665,993)
Minority interest in net income of controlled
subsidiaries	-	(209,090)	(209,090)

Net investment income	$2,700,993	$956,338	$3,657,331
Net realized gain (loss)	4,608,048	(623,629)	3,984,419
Net change in unrealized appreciation (depreciation)	43,583,130	1,728,543	45,311,673

Net increase in net assets from operations of
reportable segments	$50,892,171	$2,061,252	$52,953,423

	Tax-Managed
For the Three Months Ended	Growth	Real
September 30, 2004	Portfolio*	Estate	Total

Revenue	$3,522,544	$14,395,076	$17,917,620
Interest expense on mortgages	-	(2,386,112)	(2,386,112)
Interest expense on Credit Facility	-	(2,262,416)	(2,262,416)
Operating expenses	(659,794)	(4,434,527)	(5,094,321)
Minority interest in net income of controlled
subsidiary	-	(623,466)	(623,466)

Net investment income	$2,862,750	$4,688,555	$7,551,305
Net realized gain (loss)	5,766	(1,276,213)	(1,270,447)
Net change in unrealized appreciation (depreciation)	(37,880,862)	(5,405,864)	(43,286,726)

Net decrease in net assets from operations of
reportable segments	$ (35,012,346)	$(1,993,522)	$ (37,005,868)

	Tax-Managed
For the Nine Months Ended	Growth	Real
September 30, 2005	Portfolio*	Estate	Total

Revenue	$12,074,101	$37,504,893	$49,578,994
Interest expense on mortgages	-	(6,666,613)	(6,666,613)
Interest expense on Credit Facility	-	(10,806,395)	(10,806,395)
Operating expenses	(1,994,034)	(8,693,217)	(10,687,251)
Minority interest in net income of controlled
subsidiaries	-	(509,041)	(509,041)

Net investment income	$10,080,067	$10,829,627	$20,909,694
Net realized gain (loss)	5,604,444	(541,914)	5,062,530
Net change in unrealized appreciation (depreciation)	6,349,382	10,353,939	16,703,321

Net increase in net assets from operations of
reportable segments	$22,033,893	$20,641,652	$42,675,545

	Tax-Managed
For the Nine Months Ended	Growth	Real
September 30, 2004	Portfolio*	Estate	Total

Revenue	$10,453,438	$41,107,491	$51,560,929
Interest expense on mortgages	-	(7,158,334)	(7,158,334)
Interest expense on Credit Facility	-	(5,360,113)	(5,360,113)
Operating expenses	(2,083,276)	(11,080,798)	(13,164,074)
Minority interest in net income of controlled
subsidiaries	-	(849,446)	(849,446)

Net investment income	$8,370,162	$16,658,800	$25,028,962
Net realized gain (loss)	11,842,265	(5,122,221)	6,720,044
Net change in unrealized appreciation (depreciation)	(3,439,420)	(15,577,517)	(19,016,937)

Net increase (decrease) in net assets from
operations of reportable segments	$16,773,007	$(4,040,938)	$12,732,069

* Belair Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Revenue:
Revenue from reportable segments	$12,453,284	$17,917,620	$49,578,994	$51,560,929
Unallocated amounts:
Interest earned on cash not invested in the
Portfolio or in subsidiaries	276,245	66,233	428,347	203,586

Total revenue	$12,729,529	$17,983,853	$50,007,341	$51,764,515

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Net increase (decrease) in net assets from
operations:
Net increase (decrease) in net assets from
operations of reportable segments	$52,953,423	$ (37,005,868)	$42,675,545	$12,732,069
Unallocated investment income:
Interest earned on cash not invested in the
Portfolio or in subsidiaries	276,245	66,233	428,347	203,586
Unallocated expenses (1):
Servicing fees	(117,683)	(154,076)	(383,902)	(476,514)
Interest expense on Credit Facility	(606,527)	(260,756)	(1,200,710)	(530,121)
Audit, tax and legal fees	(43,099)	(45,596)	(204,422)	(144,621)
Other operating expenses	(15,474)	(12,887)	(57,404)	(56,722)

Net increase (decrease) in net assets from
operations	$52,446,885	$ (37,412,950)	$41,257,454	$11,727,677

(1)	Unallocated expenses represent costs incurred that pertain to the overall operation of Belair Capital, and do not pertain to either operating segment.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

	Tax-Managed	Real
At September 30, 2005	Growth Portfolio*	Estate	Total

Segment assets	$1,353,048,691	$470,395,112	$1,823,443,803
Segment liabilities	463,660	555,645,437	556,109,097

Net assets (liabilities) of reportable segments	$1,352,585,031	$(85,250,325)	$1,267,334,706

	Tax-Managed	Real
At December 31, 2004	Growth Portfolio*	Estate	Total

Segment assets	$1,643,447,807	$557,178,367	$2,200,626,174
Segment liabilities	19	655,203,581	655,203,600

Net assets (liabilities) of reportable segments	$1,643,447,788	$(98,025,214)	$1,545,422,574

* Belair Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

	September 30, 2005	December 31, 2004

Net assets:
Net assets of reportable segments	$1,267,334,706	$ 1,545,422,574
Unallocated amounts:
Cash (1)	2,751,412	3,721,215
Short-term investments (1)	11,143,039	1,891,000
Loan payable – Credit Facility (2)	(40,375,462)	(20,836,553)
Payable to affiliate for servicing fee	(117,683)	-
Other liabilities	(226,155)	(206,344)

Net assets	$1,240,509,857	$ 1,529,991,892

(1)	Unallocated cash and short-term investments represent cash and cash equivalents not invested in the Portfolio or real estate assets.

(2)	Unallocated amount of loan payable – Credit Facility represents borrowings not specifically used to fund real estate investments. Such borrowings are generally used to pay selling commissions, organization expenses and other liquidity needs of the Fund.

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

MD&A and Results of Operations for the Quarter Ended September 30, 2005 Compared to the Quarter Ended September 30, 2004

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

The Fund’s total return was 4.05% for the quarter ended September 30, 2005. This return reflects an increase in the Fund’s net asset value per share from $123.76 to $128.77 during the period. The total return of the S&P 500 Index was 3.60% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.38% during the period. Last year, the Fund had a total return performance of -2.42% for the quarter ended September 30, 2004. This return reflected a decrease in the Fund’s net asset value per share from $122.20 to $119.24 during the period. The S&P 500 Index had a total return of -1.87% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 0.38% during that period.

Performance of the Portfolio. For the quarter ended September 30, 2005, the Portfolio had a total return of 3.67%, which compares to the 3.60% total return of the S&P 500 Index over the same period. During the third quarter of last year, the Portfolio had a total return of -2.04% and the S&P 500 Index had a total return of -1.87% . Following a lackluster first half, U.S. equities posted modest gains for the third quarter of 2005. The spike in energy costs, exacerbated by two catastrophic Gulf Coast hurricanes, began to weigh on the resilient US consumer. However, an improving job market and continued strength in capital spending helped keep the economy growing at a healthy pace. For the period, energy and utility sectors continued to lead the market, while small- and mid-cap stocks generally outperformed large-cap holdings. Also notable, technology stocks reversed course and outperformed the market.

Similar to last quarter, defensive sectors such as utilities and health care performed the best, while on average telecommunications and consumer discretionary stocks were disappointing. Market leading industries included electric utilities, metals and biotechnology, while diversified consumer services, chemicals, and wireless telecommunication were among the worst performing industries.

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

The Portfolio’s large-cap growth focus was once again out of favor with the market’s continued preference for value and smaller capitalization stocks. An underweight of the utilities sector and an overweight of the underperforming consumer discretionary and industrials sectors also hurt returns. Sub-par performance of investments within the computers, machinery, and semiconductor industries was also disappointing.

On the positive side, continued emphasis of energy stocks and an underweight of the telecommunication services sector proved beneficial. Investments within commercial banks, health care services, pharmaceuticals and staples industries were also positive.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belair Real Estate Corporation (Belair Real Estate). As of September 30, 2005, real estate investments included an interest in a real estate joint venture (Real Estate Joint Venture), Elkhorn Property Trust (Elkhorn), a portfolio of income-producing preferred equity securities in real estate operating partnerships (Partnership Preference Units) and certain debt and common equity securities of two private real estate companies. Elkhorn owns industrial distribution properties. As of September 30, 2005, the estimated fair value of the Fund’s real estate investments represented 24.6% of the Fund’s total assets on a consolidated basis. After adjusting for the minority interest in the Real Estate Joint Venture, the Fund’s real estate investments represented 34.1% of the Fund’s net assets as of September 30, 2005.

During the quarter ended September 30, 2005, rental income from real estate operations was approximately $4.5 million compared to approximately $8.9 million for the quarter ended September 30, 2004, a decrease of $4.4 million or 49%. This decrease in rental income was principally due to Belair Real Estate’s February 2005 sale of its interest in a multifamily Real Estate Joint Venture that provided 62% of consolidated rental income for the quarter ended September 30, 2004. The decline in rental income due to the sale of the multifamily Real Estate Joint Venture was offset in part by the rental income of Elkhorn, which was acquired in June 2004. For the quarter ended September 30, 2005, Elkhorn’s rental income was negatively affected by a less favorable leasing environment than expected. During the quarter ended September 30, 2004, rental income increased due to income from the industrial distribution properties acquired by Elkhorn on June 30 and August 4, 2004, and an increase in income from the multifamily Real Estate Joint Venture owned during that period.

During the quarter ended September 30, 2005, property operating expenses were approximately $1.1 million compared to approximately $3.3 million for the quarter ended September 30, 2004, a decrease of $2.2 million or 67% (property operating expenses are before certain operating expenses of Belair Real Estate of approximately $0.9 million for the quarter ended September 30, 2005 and $1.1 million for the quarter ended September 30, 2004). The decrease in property operating expenses was principally due to the February 2005 asset sale referenced in the preceding paragraph, offset in part by the operating expenses of Elkhorn, which was acquired in June 2004. For the quarter ended September 30, 2005, Elkhorn’s property operating expenses were in line with expectations. Property operating expenses for the quarter ended September 30, 2004 increased by approximately 32% due principally to expenses of the industrial distribution properties acquired by Elkhorn on June 30 and August 4, 2004, and a 5% increase in property and maintenance expenses for continuing multifamily operations.

For many industrial distribution properties, rent levels are expected to see minimal growth over the near term. Boston Management and Research (Boston Management) expects that improvements in industrial distribution property operating performance will occur over the longer term.

During the quarter ended September 30, 2005, the Fund saw net unrealized appreciation of the estimated fair value of its other real estate investments (which includes Elkhorn and certain debt and equity securities) of approximately $0.4 million compared to net unrealized depreciation of approximately $1.9 million during the quarter ended September 30, 2004. Net unrealized appreciation of approximately $0.4 million during the quarter ended September 30, 2005 consisted of net unrealized appreciation in the value of the properties of Elkhorn, offset by slight depreciation in the value of debt and equity investments in the two private real estate companies. The Fund’s net unrealized depreciation for the quarter ended September 30, 2004 consisted of approximately $1.0 million of unrealized depreciation resulting from declines in estimated property values and approximately $0.9 million of unrealized depreciation due to certain legal and transaction costs associated with Elkhorn’s acquisitions.

During the quarter ended September 30, 2005, Belair Real Estate sold certain of its Partnership Preference Units for a total of approximately $45.1 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a net loss of approximately $0.6 million on the transactions. During the quarter ended September 30, 2005, Belair Real Estate also acquired interests in additional Partnership Preference Units for a total of $20.0 million. During the quarter ended September 30, 2005, the Fund saw net unrealized depreciation of the estimated fair value of its Partnership Preference Units of approximately $3.2 million compared to net unrealized appreciation of approximately $1.8 million during the quarter ended September 30, 2004. The net unrealized depreciation of approximately $3.2 million during the quarter ended September 30, 2005 consisted of approximately $3.7 million of unrealized depreciation as a result of decreases in the per unit values of Partnership Preference Units held, due primarily to increasing long-term interest rates, and approximately $0.5 million of unrealized appreciation resulting from the recharacterization of previously recorded unrealized depreciation as realized losses due to the sales of Partnership Preference Units during the quarter ended September 30, 2005. The Fund’s net unrealized appreciation in the third quarter of 2004 consisted of approximately $2.4 million of unrealized appreciation resulting from modest increases in per unit values of the Partnership Preference Units held, due principally to low interest rates and tight spreads on real estate securities, offset by approximately $0.6 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation to realized gains due to sales of Partnership Preference Units.

Distributions from Partnership Preference Units for the quarter ended September 30, 2005 totaled approximately $4.6 million compared to approximately $5.4 million for the quarter ended September 30, 2004, a decrease of $0.8 million or 15%. The decrease was due principally to fewer Partnership Preference Units held on average during the quarter, as well as lower average distribution rates for the Partnership Preference Units held. The decrease in average distribution rates of Partnership Preference Units was primarily due to the restructuring of certain Partnership Preference Units (reflecting lower market rates for preferred securities) as they neared their potential call dates. Distributions from Partnership Preference Units decreased for the quarter ended September 30, 2004 due to fewer Partnership Preference Units held on average, as well as lower average distribution rates for the Partnership Preference Units held during the quarter.

Performance of Interest Rate Swap Agreements. For the quarter ended September 30, 2005, net realized and unrealized gains on the Fund’s interest rate swap agreements totaled approximately $3.7 million, compared to net realized and unrealized losses of approximately $7.7 million for the quarter ended September 30, 2004. Net realized and unrealized gains on swap agreements for the quarter ended September 30, 2005 consisted of $4.6 million of unrealized appreciation due to changes in swap agreement valuations offset in part by $0.9 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the quarter ended September 30, 2004, net realized and unrealized losses on swap agreements consisted of unrealized depreciation of $5.3 million on swap agreement valuation changes, $2.9 million of swap agreement periodic payments and $0.5 million of realized gains from termination of swap agreements. The positive contribution to Fund performance for the quarter ended September 30, 2005 from changes in swap valuations was attributable to an increase in swap rates during the period for swaps with maturities comparable to those of the Fund’s swaps. The negative impact on Fund performance for the quarter ended September 30, 2004 from changes in swap agreement valuations was attributable to a decrease in swap rates during the period.

MD&A and Results of Operations for the Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Performance of the Fund. The Fund’s total return was 3.49% for the nine months ended September 30, 2005. This return reflects an increase in the Fund’s net asset value per share from $126.88 to $128.77 and a distribution of $2.38 per share during the period. The S&P 500 Index had a total return of 2.77% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 1.37% during the period. Last year, the Fund had a total return performance of 0.78% for the nine months ended September 30, 2004. This return reflected a decrease in the Fund’s net asset value per share from $119.60 to $119.24 and a distribution of $1.28 per share during the period. The S&P 500 Index had a total return of 1.51% over the same period. The performance of the Fund trailed that of the Portfolio by 0.55% during that period.

Performance of the Portfolio. For the nine months ended September 30, 2005, the Portfolio had a total return of 2.12%, which compares to the 2.77% total return of the S&P 500 Index over the same period. During the first nine months of last year, the Portfolio had a total return of 1.33% and the S&P 500 Index had a total return of 1.51% . Although consumer and business spending and corporate earnings growth remained healthy during the first nine months of 2005, investor concerns about rising interest rates, a mounting trade deficit and record oil prices held back stock market performance. Equity market leadership for the first nine months of 2005 can be characterized as commodity-driven, as well as defensive and interest rate sensitive. Higher yielding stocks generally outperformed more aggressive stocks, and small- and mid-cap stocks generally outperformed large-cap stocks. Energy, utilities and health care were the strongest performing sectors, while telecommunications, consumer discretionary, and materials were the worst perfomers during the period.

The Portfolio’s sector allocation at September 30, 2005 remained comparable to that as of September 30, 2004, with a slight increase to the consumer staples, health care, and energy sectors and a slight decrease to the information technology and financials sectors. During the nine months ended September 30, 2005, the Portfolio’s large-cap growth focus was once again out of favor with the market’s continued preference for value and smaller capitalization stocks. An underweight of the utilities sector and an overweight of the consumer discretionary and financials during the period was also negative, as were investments within the lagging industrials multi-line retail and insurance industries.

On the positive side, an overweight position in the energy sector helped the Portfolio’s performance, as investments within oil and gas exploration, storage and transportation companies advanced on record oil prices. The Portfolio’s underweight of the information technology and materials sectors was also helpful, as electronic equipment, software and chemical industries declined during the first nine months of 2005. The Portfolio also benefited from investments within diversified telecommunication, mortgage-thrift and media industries.

Performance of Real Estate Investments. During the nine months ended September 30, 2005, rental income from real estate operations was approximately $15.7 million compared to approximately $20.0 million for the nine months ended September 30, 2004, a decrease of $4.3 million or 22%. This decrease in rental income from real estate operations was principally due to Belair Real Estate’s February 2005 sale of its interest in a multifamily Real Estate Joint Venture that provided 83% of consolidated rental income for the nine months ended September 30, 2004, offset in part by the rental income of Elkhorn, which was acquired in 2004. For the nine months ended September 30, 2005, Elkhorn’s rental income was negatively affected by a less favorable leasing environment than expected. For the nine months ended September 30, 2004 rental income from real estate operations increased due to income from the industrial distribution properties acquired by Elkhorn on June 30 and August 4, 2004, as well as modest increases in apartment rental rates net of concessions for multifamily properties owned.

During the nine months ended September 30, 2005, property operating expenses were approximately $5.6 million compared to approximately $8.4 million for the nine months ended September 30, 2004, a decrease of $2.8 million or 33% (property operating expenses are before certain operating expenses of Belair Real Estate of approximately $3.1 million for the nine months ended September 30, 2005 and $2.7 million for the nine months ended September 30, 2004). This decrease in property operating expenses was principally due to the February 2005 asset sale referenced in the preceding paragraph, offset in part by the operating expenses of Elkhorn, which was acquired in June 2004. For the nine months ended September 30, 2005, Elkhorn’s property operating expenses were in line with expectations. For the nine months ended September 30, 2004, property operating expenses increased principally due to the expenses of the industrial distribution properties acquired by Elkhorn on June 30 and August 4, 2004.

The estimated fair value of the real properties indirectly held through Belair Real Estate was approximately $174.7 million at September 30, 2005 compared to approximately $333.7 million at December 31, 2004, a net decrease of $159 million or 48%. This net decrease in the estimated fair value of the real properties for the nine months ended September 30, 2005 was principally due to Belair Real Estate’s February 2005 sale of its interest in a multifamily Real Estate Joint Venture, offset in part by modest increases in the net values of properties held by Elkhorn. Despite weak market conditions over the past several years, property values have remained stable or increased modestly as lower near-term property earnings expectations have generally been offset by lower capitalization and discount rates applied in valuing the properties.

During the nine months ended September 30, 2005, the Fund saw net unrealized appreciation in the estimated fair value of its other real estate investments (which includes Elkhorn and certain debt and equity securities) of approximately $1.6 million compared to approximately $4.4 million of unrealized depreciation for the nine months ended September 30, 2004, an increase of $6.0 million. Net unrealized appreciation of $1.6 million during the nine months ended September 30, 2005 was due to modest increases in the estimated fair value of properties owned by Elkhorn, offset in part by the recharacterization of previously recorded unrealized appreciation as realized gains as a result of the February 2005 sale of Belair Real Estate’s interest in a multifamily Real Estate Joint Venture and a slight decrease in the value of equity investments in other real estate. Net unrealized depreciation in the estimated fair value of the Fund’s other real estate investments for the nine months ended September 30, 2004 included unrealized depreciation of approximately $3.5 million due to modest declines in estimated property values and approximately $0.9 million of unrealized depreciation due to certain legal and transaction costs associated with Elkhorn’s acquisitions.

During the nine months ended September 30, 2005, Belair Real Estate sold certain of its Partnership Preference Units totaling $68.8 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing net gains of approximately $0.2 million on the transactions. During the nine months ended September 30, 2005, Belair Real Estate also acquired interests in additional Partnership Preference Units (representing acquisitions from real estate investment affiliates of other investment funds advised by Boston Management) for a total of approximately $135.9 million. At September 30, 2005, the estimated fair value of Belair Real Estate’s Partnership Preference Units totaled approximately $274.9 million compared to approximately $203.8 million at December 31, 2004, an increase of $71.1 million or 35%. This net increase in the estimated fair value of Belair Real Estate’s Partnership Preference Units for the nine months ended September 30, 2005 was principally due to more Partnership Preference Units held and increases in the average per unit values of the Partnership Preference Units. Prior to the third quarter of 2005, estimated fair values for Partnership Preference Units had been positively affected by low long-term interest rates and by tight spreads for credit-sensitive income securities, including real estate-related securities. As discussed above, per unit values decreased during the quarter ended September 30, 2005 as a result of an increase in long-term interest rates.

The Fund saw net unrealized appreciation in the estimated fair value of its Partnership Preference Units of approximately $3.7 million during the nine months ended September 30, 2005 compared to net unrealized depreciation of approximately $10.8 million for the nine months ended September 30, 2004. The net unrealized appreciation of approximately $3.7 million during the nine months ended September 30, 2005 consisted of approximately $3.5 million of unrealized appreciation as a result of increases in average per unit values of the Partnership Preference Units held and approximately $0.2 million of unrealized appreciation resulting from the reclassification of previously recorded unrealized depreciation as realized losses due to the sales of Partnership Preference Units during the nine months ended September 30, 2005. The Fund’s net unrealized depreciation for the first nine months of 2004 consisted of approximately $6.5 million of unrealized depreciation resulting from decreases in average per unit values of the Partnership Preference Units held and approximately $4.3 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation to realized gains due to sales of Partnership Preference Units during the nine months ended September 30, 2004.

Distributions from Partnership Preference Units for the nine months ended September 30, 2005 totaled approximately $15.7 million compared to approximately $20.9 million for the nine months ended September 30, 2004, a decrease of $5.2 million or 25%. The decrease in the distributions from Partnership Preference Units for the nine months ended September 30, 2005 was principally due to fewer Partnership Preference Units held on average and lower average distribution rates. The decrease in average distribution rates of Partnership Preference Units was primarily due to the restructuring of certain Partnership Preference Units (reflecting lower market rates for preferred securities) as they neared their potential call dates. During the nine months ended September 30, 2005, the Fund also received a special distribution of approximately $5.9 million from its investment in two private real estate companies. The distribution resulted from a recapitalization of the issuers. Distributions from Partnership Preference Units decreased during the first nine months of 2004 principally due to fewer Partnership Preference Units held on average and lower average distribution rates for the Partnership Preference Units held, partially offset by a one-time special distribution from one issuer made in connection with a restructuring of its Partnership Preference Units during the period.

Performance of Interest Rate Swap Agreements. For the nine months ended September 30, 2005, net realized and unrealized gains on the Fund’s interest rate swap agreements totaled approximately $1.1 million, compared to net realized and unrealized losses of approximately $9.0 million for the nine months ended September 30, 2004. Net realized and unrealized gains on swap agreements for the nine months ended September 30, 2005 consisted of $5.1 million of unrealized appreciation due to changes in swap agreement valuations offset in part by $4.0 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the nine months ended September 30, 2004, net realized and unrealized losses on swap agreements consisted of $0.4 million of unrealized depreciation on swap agreement valuation changes, $9.2 million of swap agreement periodic payments and $0.6 million of realized gains from termination of swap agreements. The positive contribution to Fund performance for the nine months ended September 30, 2005 from changes in swap agreement valuations was attributable to an increase in swap rates during the period for swaps with maturities comparable to those of the Fund’s swaps. The negative impact on Fund performance for the nine months ended September 30, 2004 was attributable to a decline in swap rates during the period.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of September 30, 2005, the Fund had outstanding borrowings of $450.0 million and $100.0 million of unused loan commitments under the Credit Facility.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of September 30, 2005, the unrealized appreciation related to the interest rate swap agreements was approximately $7.4 million. As of December 31, 2004, the unrealized appreciation related to the interest rate swap agreements was approximately $2.4 million.

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

Interest Rate Sensitivity Cost, Principal (Notional) Amount by Contractual Maturity and Callable Date for the Twelve Months Ended September 30,*

							Estimated
							Fair Value as
		2007-					of Septem-
	2006	2008	2009	2010	Thereafter	Total	ber 30, 2005

Rate sensitive liabilities:

Long-term debt:

Fixed-rate mortgages					$135,000,000	$135,000,000	$138,700,000
Average interest rate					5.67%	5.67%

Variable-rate Credit
Facility				$450,000,000		$450,000,000	$450,000,000
Average interest rate				4.16%		4.16%

Rate sensitive derivative
financial instruments:

Pay fixed/ receive
variable interest rate swap
agreements				$378,782,000		$378,782,000	$7,425,308
Average pay rate				4.73%		4.73%
Average receive rate				4.16%		4.16%

							Estimated
							Fair Value as
		2007-					of Septem-
	2006	2008	2009	2010	Thereafter	Total	ber 30, 2005

Rate sensitive
investments:

Fixed-rate Partnership
Preference Units:

Camden Operating, L.P.,
7% Series B Cumulative
Redeemable Perpetual
Preferred Units, Callable
12/2/08, Current Yield:
7.21%			$4,161,360			$4,161,360	$3,884,800

Colonial Realty Limited
Partnership, 7.25% Series
B Cumulative
Redeemable Perpetual
Preferred Units, Callable
8/24/09, Current
Yield: 7.37%			$24,728,427			$24,728,427	$26,568,000

Essex Portfolio L.P.,
7.875% Series D
Cumulative Redeemable
Preferred Units, Callable
7/28/10, Current Yield:
7.62%				$28,232,050		$28,232,050	$28,430,710

Kilroy Realty, L.P.,
7.45% Series A
Cumulative Redeemable
Preferred Units, Callable
9/30/09,
Current Yield: 7.46%			$10,000,000			$10,000,000	$9,989,120

Liberty Property Limiited
Partnership, 7.45% Series
B Cumulative
Redeemable Preferred
Units, Callable 8/31/09,
Current Yield: 7.23%			$22,750,000			$22,750,000	$23,432,500

MHC Operating Limited
Partnership, 8.0625%
Series D Cumulative
Redeemable Perpetual
Preference Units,
Callable 3/24/10, Current
Yield: 7.94%				$50,000,000		$50,000,000	$50,800,000

National Golf Operating
Partnership, L.P., 11%
Series A Cumulative
Redeemable Preferred
Units, Callable 2/6/03,
Current Yield: 10.49%	$31,454,184					$31,454,184	$34,640,602

							Estimated
							Fair Value as
		2007-					of Septem-
	2006	2008	2009	2010	Thereafter	Total	ber 30, 2005

National Golf Operating
Partnership, L.P., 11%
Series B Cumulative
Redeemable Preferred
Units, Callable 2/6/03,
Current Yield: 10.49%	$5,000,000					$5,000,000	$5,244,000

PSA Institutional
Partners, L.P., 6.4%
Series NN Cumulative
Redeemable Perpetual
Preferred Units, Callable
3/17/10, Current Yield:
6.54%				$29,541,670		$29,541,670	$28,886,400

Regency Centers, L.P.
7.45% Series D
Cumulative Redeemable
Preferred Units, Callable
9/29/09, Current Yield:
7.18%			$19,310,868			$19,310,868	$18,678,600

Vornado Realty, L.P., 7%
Series D-10 Cumulative
Redeemable Preferred
Units, Callable 11/17/08,
Current Yield: 6.92%(1)			$22,685,921			$22,685,921	$24,267,445

Vornado Realty, L.P.,
6.75% Series D-14
Cumulative Redeemable
Preferred Units, Callable
9/9/10, Current Yield:
6.72%(2)				$20,000,000		$20,000,000	$20,074,444

Note Receivable:

Fixed-rate note
receivable, 8%					$2,070,580	$2,070,580	$2,539,845

* The amounts listed reflect the Fund’s positions as of September 30, 2005. The Fund’s current positions may differ.

(1)	Belair Real Estate’s interest in these Partnership Preference Units is held through Bel Holdings LLC.

(2)	Belair Real Estate’s interest in these Partnership Preference Units is held through Belvorn Holdings LLC.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although in the ordinary course of business, the Fund and its directly and indirectly controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which any of them is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2004, shares of the Fund may be redeemed by Fund Shareholders on any business day. Redemptions are met at the net asset value per share of the Fund. The right to redeem is available to all Shareholders and all outstanding Fund shares are eligible. During each month in the quarter ended September 30, 2005, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share

July 31, 2005	525,295.607	$127.88

August 31, 2005	429,722.427	$128.22

September 30, 2005	17,985.275	$128.90

Total	973,003.309	$128.37

(1)	All shares redeemed during the periods were redeemed at the option of Shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the three months ended September 30, 2005.

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

(b) Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on November 9, 2005.

BELAIR CAPITAL FUND LLC

/s/ Michelle A. Green Michelle A. Green Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

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