Form 10-Q
period 2006-03-31
BELAIR CAPITAL FUND LLC
filed 2006-05-10
CIK 1050816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___ to ___

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 (the Act) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes X      No __

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the
Act).     Large Accelerated Filer X        Accelerated Filer __        Non-Accelerated Filer __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X

Belair Capital Fund LLC Index to Form 10-Q

PART I.        FINANCIAL INFORMATION                                                                Page

Item	1.	Financial Statements
		Condensed Consolidated Statements of Assets and Liabilities as of March 31, 2006 (Unaudited) and December 31, 2005
			3
		Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2006 and 2005
			4
		Condensed Consolidated Statements of Changes in Net Assets for the Three Months Ended March 31, 2006 (Unaudited) and the Year Ended December 31, 2005

			6
		Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2006 and 2005
			7
		Financial Highlights for the Three Months Ended March 31, 2006 (Unaudited) and the Year Ended December 31, 2005
			9
		Notes to Condensed Consolidated Financial Statements as of March 31, 2006 (Unaudited)
			10
Item	2.	Management’s Discussion and Analysis of Financial Condition (MD&A) and Results of Operations
			16
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item	4.	Controls and Procedures	21
PART II.		OTHER INFORMATION
Item	1.	Legal Proceedings	22
Item	1A.	Risk Factors	22
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item	3.	Defaults Upon Senior Securities	22
Item	4.	Submission of Matters to a Vote of Security Holders	22
Item	5.	Other Information	22
Item	6.	Exhibits	23
SIGNATURES			24
EXHIBIT INDEX			25

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities
	March 31, 2006	December 31,
	(Unaudited)	2005

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$1,334,294,690	$1,357,703,240
Investment in Partnership Preference Units	236,389,876	260,574,687
Investment in other real estate	183,427,033	177,461,814
Short-term investments	6,077,000	5,320,225

Total investments	$1,760,188,599	$1,801,059,966
Cash	2,984,616	4,278,246
Open interest rate swap agreements, at value	12,705,762	9,169,429
Distributions and interest receivable	1,046,710	1,046,636
Swap interest receivable	28,375	-
Other assets	2,590,044	3,419,826

Total assets	$1,779,544,106	$1,818,974,103

Liabilities:
Loan payable – Credit Facility	$437,000,000	$426,000,000
Mortgages payable	135,000,000	135,000,000
Payable for Fund Shares redeemed	7,570,352	1,405,709
Payable to affiliate for investment advisory and administration fees	392,101	416,105
Payable to affiliate for servicing fees	101,821	112,496
Security deposits	364,513	310,740
Accrued expenses:
Swap interest expense	-	3,417
Interest expense	982,315	892,512
Property taxes	134,484	599,990
Other expenses and liabilities	966,061	1,352,051
Minority interests in controlled subsidiaries	8,608,363	8,190,240

Total liabilities	$591,120,010	$574,283,260

Net assets	$1,188,424,096	$1,244,690,843

Shareholders’ Capital	$1,188,424,096	$1,244,690,843

Shares outstanding	8,880,188	9,405,723

Net asset value and redemption price per Share	$133.83	$132.33

See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended

	March 31, 2006	March 31, 2005

Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $34,231 and
$62,722, respectively)	$5,620,508	$6,535,978
Interest allocated from Belvedere Company	8,686	48,207
Expenses allocated from Belvedere Company	(2,003,361)	(2,381,197)

Net investment income allocated from
Belvedere Company	$3,625,833	$4,202,988
Rental income	3,595,350	6,593,735
Distributions from Partnership Preference Units	3,951,275	5,305,293
Interest	157,728	111,933

Total investment income	$11,330,186	$16,213,949

Expenses:
Investment advisory and administrative fees	$1,186,839	$1,404,095
Property management and administrative fees	212,752	313,809
Servicing fees	101,850	137,005
Interest expense on mortgages	1,947,612	2,770,605
Interest expense on Credit Facility	5,231,551	3,267,900
Property and maintenance expenses	538,428	1,094,130
Property taxes and insurance	837,676	942,293
Miscellaneous	229,855	390,571

Total expenses	$10,286,563	$10,320,408

Net investment income before
minority interests in net income of
controlled subsidiaries	$1,043,623	$5,893,541
Minority interests in net income of
controlled subsidiaries	(736)	(259,420)

Net investment income	$1,042,887	$5,634,121

See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended

	March 31, 2006	March 31, 2005

Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions, securities sold short and
foreign currency transactions allocated from
Belvedere Company (identified cost basis)	$11,859,643	$(1,353,089)
Investment transactions in Partnership
Preference Units (identified cost basis)	183,254	(3,679)
Investment transactions in other real estate (net
of minority interest in realized loss of
controlled subsidiary of $0 and
$(3,550,665), respectively)	-	2,326,193
Interest rate swap agreements (1)	93,102	(1,761,821)

Net realized gain (loss)	$12,135,999	$(792,396)

Change in unrealized appreciation (depreciation) –
Investments, securities sold short and foreign
currency allocated from Belvedere Company
(identified cost basis)	$41,534,811	$(36,552,996)
Investments in Partnership Preference Units
(identified cost basis)	(5,555,926)	628,755
Investments in other real estate (net of minority
interests in unrealized appreciation (depreciation)
$150,455 and $3,402,756, respectively)	5,015,944	225,324
Interest rate swap agreements	3,536,333	4,856,905

Net change in unrealized appreciation (depreciation)	$44,531,162	$(30,842,012)

Net realized and unrealized gain (loss)	$56,667,161	$(31,634,408)

Net increase (decrease) in net assets from operations	$57,710,048	$(26,000,287)

(1) Amounts represent interest earned (incurred) in connection with interest rate swap agreements (Note 4).

See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets

	Three Months
	Ended
	March 31, 2006	Year Ended
	(Unaudited)	December 31, 2005

Increase (Decrease) in Net Assets:
From operations –
Net investment income	$1,042,887	$22,385,296
Net realized gain from investment transactions, securities sold short,
foreign currency transactions and interest rate swap agreements	12,135,999	34,660,225
Net change in unrealized appreciation (depreciation) of investments, securities sold short, foreign currency and interest rate swap
agreements	44,531,162	17,816,648

Net increase in net assets from operations	$57,710,048	$74,862,169

Transactions in Fund Shares –
Net asset value of Fund Shares issued to Shareholders in
payment of distributions declared	$16,482,811	$12,687,778
Net asset value of Fund Shares redeemed	(86,594,444)	(344,200,079)

Net decrease in net assets from Fund Share transactions	$(70,111,633)	$(331,512,301)

Distributions –
Distributions to Shareholders	$(43,865,162)	$(28,650,917)

Total distributions	$(43,865,162)	$(28,650,917)

Net decrease in net assets	$(56,266,747)	$(285,301,049)

Net assets:
At beginning of period	$ 1,244,690,843	$1,529,991,892

At end of period	$ 1,188,424,096	$1,244,690,843

See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended

	March 31, 2006	March 31, 2005

Cash Flows From (For) Operating Activities –
Net increase (decrease) in net assets from operations	$57,710,048	$(26,000,287)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows from (for) operating activities –
Net investment income allocated from Belvedere Company	(3,625,833)	(4,202,988)
Increase in note receivable from other real estate investments	(49,794)	(46,105)
(Increase) decrease in other assets	829,782	(993,630)
Increase in distributions and interest receivable	(74)	(1,051,156)
Increase in interest receivable for open swap agreements	(28,375)	-
Decrease in interest payable for open swap agreements	(3,417)	(31,670)
Increase (decrease) in security deposits, accrued interest and accrued
other expenses and liabilities	(242,414)	778,063
Decrease in payable to affiliate for investment advisory
and administrative fees	(24,004)	-
Decrease in payable to affiliate for servicing fees	(10,675)	-
Increase (decrease) in accrued property taxes	(465,506)	146,309
Purchases of Partnership Preference Units	-	(115,848,417)
Proceeds from sales of Partnership Preference Units	18,812,139	407,026
Proceeds from sale of investment in other real estate	-	42,877,294
Improvements to rental property	(749,026)	(534,855)
Decrease in cash due to sale of majority interest in controlled subsidiary	-	(2,199,688)
Interest earned (incurred) on interest rate swap agreements	93,102	(1,761,821)
Increase in short-term investments	(756,775)	(384,000)
Minority interests in net income of controlled subsidiaries	736	259,420
Net realized (gain) loss from investment transactions, securities sold
short, foreign currency transactions and interest rate swap agreements	(12,135,999)	792,396
Net change in unrealized (appreciation) depreciation of investments, securities sold short, foreign currency and interest rate
swap agreements	(44,531,162)	30,842,012

Net cash flows from (for) operating activities	$14,822,753	$(76,952,097)

Cash Flows From (For) Financing Activities –
Proceeds from Credit Facility	$11,000,000	$89,000,000
Issuance of real estate joint venture preferred shares	-	240,000
Payments for Fund Shares redeemed	(964)	(1,373)
Distributions paid to Shareholders	(27,382,351)	(15,963,139)
Distributions paid to minority shareholders	-	(847,526)
Capital contributed by minority shareholder	266,932	-

Net cash flows from (for) financing activities	$(16,116,383)	$72,427,962

Net decrease in cash	$(1,293,630)	$(4,524,135)

Cash at beginning of period	$4,278,246	$9,759,487

Cash at end of period	$2,984,616	$5,235,352

See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Three Months Ended

	March 31, 2006	March 31, 2005

Supplemental Disclosure and Non-cash Investing and
Financing Activities –
Interest paid on loan – Credit Facility	$5,116,191	$3,325,463
Interest paid on mortgages	$1,913,625	$2,695,468
Interest paid (received) on swap agreements	$(61,310)	$1,793,491
Market value of securities distributed in payment of
redemptions	$80,428,837	$43,694,775
Market value of real property and other assets, net of
current liabilities, disposed of in conjunction with the
sale of other real estate	$-	$163,004,330
Market value of minority interest disposed of in
conjunction with the sale of other real estate	$-	$10,585,993
Mortgage disposed of in conjunction with the sale of
other real estate	$-	$112,630,517

See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC

Condensed Consolidated Financial Statements (Continued)

Financial Highlights

	March 31, 2006	Year Ended
	(Unaudited)	December 31, 2005

Net asset value – Beginning of period	$132.330	$126.880

Income (loss) from operations

Net investment income (1)	$0.113	$2.090
Net realized and unrealized gain	6.097	5.740

Total income from operations	$6.210	$7.830

Distributions

Distributions to Shareholders	$(4.710)	$(2.380)

Total distributions	$(4.710)	$(2.380)

Net asset value – End of period	$133.830	$132.330

Total Return (2)	4.83%	6.36%

Ratios as a percentage of average net assets (3)

Expenses of Consolidated Real Property Subsidiaries
Interest and other borrowing costs (4)	0.52% (9)	0.52%
Operating expenses (4)	0.45% (9)	0.48%
Belair Capital Fund LLC Expenses
Interest and other borrowing costs (5)(6)	1.73% (9)	1.27%
Investment advisory and administrative fees,
servicing fees and other Fund operating expenses (5)(7)	1.14% (9)	1.15%

Total expenses	3.84% (9)	3.42%
Net investment income	0.35% (9)	1.66%

Ratios as a percentage of average gross assets (3)(8)

Expenses of Consolidated Real Property Subsidiaries
Interest and other borrowing costs (4)	0.36% (9)	0.36%
Operating expenses (4)	0.31% (9)	0.33%
Belair Capital Fund LLC Expenses
Interest and other borrowing costs (5)(6)	1.20% (9)	0.88%
Investment advisory and administrative fees,
servicing fees and other Fund operating expenses (5)(7)	0.79% (9)	0.80%

Total expenses	2.66% (9)	2.37%
Net investment income	0.24% (9)	1.16%

Supplemental Data

Net assets, end of period (000’s omitted)	$ 1,188,424	$ 1,244,691
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)	0%	0% (10)

(1)	Calculated using average shares outstanding.

(2)	Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.

(3)	For the purpose of calculating ratios, the income and expenses of Belair Real Estate Corporation's (Belair Real Estate) controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belair Real Estate.

(4)	Includes Belair Real Estate's proportional share of expenses incurred by its controlled subsidiaries.

(5)	Includes the expenses of Belair Capital Fund LLC (Belair Capital) and Belair Real Estate. Does not include expenses of Belair Real Estate's controlled subsidiaries.

(6)	Ratios do not include interest incurred in connection with interest rate swap agreements, if any. Had such amounts been included, ratios would be higher.

(7)	Includes Belair Capital’s share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from the Portfolio.

(8)	Average gross assets is defined as the average daily amount of all assets of Belair Capital (not including its investment in Belair Real Estate) plus all assets of Belair Real Estate minus the sum of their liabilities other than the principal amount of money borrowed. For this purpose, the assets of Belair Real Estate's controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belair Real Estate.

(9)	Annualized.

(10)	Amounts to less than 1%.

See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC as of March 31, 2006

Notes To Condensed Consolidated Financial Statements (Unaudited)

1 Basis of Presentation

The condensed consolidated interim financial statements of Belair Capital Fund LLC (Belair Capital) and its subsidiaries (collectively, the Fund) have been prepared without audit, in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, cash flows and financial highlights at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Fund’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

The balance sheet at December 31, 2005 and the statement of changes in net assets and the financial highlights for the year then ended have been derived from the December 31, 2005 audited financial statements but do not include all of the information and footnotes required by GAAP for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

Certain amounts in the prior periods’ condensed consolidated financial statements have been reclassified to conform with the current period presentation.

2 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term obligations, for the three months ended March 31, 2006 and March 31, 2005:

	Three Months Ended

Investment Transactions	March 31, 2006	March 31, 2005

Decreases in investment in Belvedere Capital Fund Company LLC	$80,428,837	$43,694,775
Sale of other real estate (1)	$-	$42,877,294
Purchases of Partnership Preference Units (2)	$-	$115,848,417
Sales of Partnership Preference Units (3)	$18,812,139	$407,026

(1)	In February 2005, Belair Real Estate Corporation (Belair Real Estate) sold its majority interest in Bel Residential Properties Trust (Bel Residential) to the real estate investment affiliate of another investment fund advised by Boston Management and Research (Boston Management) for which a gain of $2,326,193 was recognized.

(2)	Purchases of Partnership Preference Units during the three months ended March 31, 2005 represent Partnership Preference Units purchased from the real estate investment affiliates of other investment funds advised by Boston Management.

(3)	Sales of Partnership Preference Units for the three months ended March 31, 2006 and 2005 represent Partnership Preference Units sold to the real estate investment affiliates of other investment funds advised by Boston Management for which a gain of $183,254 and a loss of $3,679 were recognized, respectively.

3 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company) for the three months ended March 31, 2006 and 2005, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

	Three Months Ended

	March 31, 2006	March 31, 2005

Belvedere Company’s interest in the Portfolio (1)	$13,881,079,382	$12,584,989,585
The Fund’s investment in Belvedere Company (2)	$1,334,294,690	$1,566,049,935
Income allocated to Belvedere Company from the Portfolio	$56,325,424	$52,138,985
Income allocated to the Fund from Belvedere Company	$5,629,194	$6,584,185
Expenses allocated to Belvedere Company from the Portfolio	$14,901,069	$14,031,081
Expenses allocated to the Fund from Belvedere Company	$2,003,361	$2,381,197
Net realized gain (loss) from investment transactions, securities sold short and foreign currency transactions allocated to Belvedere Company
from the Portfolio	$118,623,637	$(7,321,051)
Net realized gain (loss) from investment transactions, securities sold short and foreign currency transactions allocated to the Fund from Belvedere
Company	$11,859,643	$(1,353,089)
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to Belvedere
Company from the Portfolio	$412,112,399	$(280,637,975)
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to the Fund from
Belvedere Company	$41,534,811	$(36,552,996)

(1)	As of March 31, 2006 and 2005, the value of Belvedere Company’s interest in the Portfolio represents 71.4% and 67.7% of the Portfolio’s net assets, respectively.

(2)	As of March 31, 2006 and 2005, the Fund’s investment in Belvedere Company represents 9.6% and 12.4% of Belvedere Company’s net assets, respectively.

A summary of the Portfolio’s Statement of Assets and Liabilities at March 31, 2006, December 31, 2005 and March 31, 2005 and its operations for the three months ended March 31, 2006, for the year ended December 31, 2005 and for the three months ended March 31, 2005 follows:

	March 31, 2006	December 31, 2005	March 31, 2005

Investments, at value	$19,489,204,023	$18,969,693,193	$18,468,165,880
Other assets	82,793,817	78,497,584	119,669,991

Total assets	$19,571,997,840	$19,048,190,777	$18,587,835,871

Collateral for securities loaned	$96,708,244	$-	$-
Demand note payable	16,300,000	8,000,000	4,200,000
Management fee payable	6,942,089	6,896,006	-
Other liabilities	320,675	687,918	125,209

Total liabilities	$120,271,008	$15,583,924	$4,325,209

Net assets	$19,451,726,832	$19,032,606,853	$18,583,510,662

	March 31, 2006	December 31, 2005	March 31, 2005

Dividends and interest	$79,789,760	$316,363,717	$77,449,217

Investment adviser fee	$20,700,926	$80,617,092	$20,297,088
Other expenses	370,255	2,931,135	611,649
Total expense reductions	-	(89,156)	(59,259)

Net expenses	$21,071,181	$83,459,071	$20,849,478

Net investment income	$58,718,579	$232,904,646	$56,599,739
Net realized gain (loss) from
investment transactions,
securities sold short and
foreign currency transactions	444,361,395	70,889,149	(11,056,277)
Net change in unrealized
appreciation (depreciation)
of investments, securities
sold short and foreign
currency	563,623,384	551,019,603	(422,252,722)

Net increase (decrease) in net
assets from operations	$1,066,703,358	$854,813,398	$(376,709,260)

4 Interest Rate Swap Agreements

Belair Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility used to acquire equity in real estate investments. Under such agreements, Belair Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at March 31, 2006 and December 31, 2005 are listed below.

	Notional			Initial
	Amount			Optional	Final	Unrealized Appreciation at
Effective	(000's	Fixed	Floating	Termination	Termination
Date	omitted)	Rate	Rate	Date	Date	March 31, 2006	December 31, 2005

10/03	$ 20,000	4.045%	LIBOR + 0.30%	-	06/10	$1,089,312	$824,248
10/03	61,500	4.865%	LIBOR + 0.30%	07/04	06/10	1,810,561	1,274,996
10/03	75,000	4.795%	LIBOR + 0.30%	09/04	06/10	2,367,855	1,699,814
10/03	42,000	4.69%	LIBOR + 0.30%	02/05	06/10	1,463,271	1,077,646
10/03	49,000	4.665%	LIBOR + 0.30%	03/05	06/10	1,745,884	1,292,989
10/03	35,330	4.18%	LIBOR + 0.30%	07/09	06/10	1,786,691	1,352,825
02/04	95,952	5.00%	LIBOR + 0.30%	08/04	06/10	2,442,188	1,646,911

						$ 12,705,762	$9,169,429

5 Segment Information

Belair Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. Separate from its investment in

Belvedere Company, Belair Capital invests in real estate assets through its subsidiary, Belair Real Estate. Belair Real Estate invests directly and indirectly in Partnership Preference Units, debt and common equity investments in private real estate companies and in real property through a controlled subsidiary, Elkhorn Property Trust, and formerly invested in Bel Residential (for the period during which Belair Real Estate maintained an interest in Bel Residential).

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

	Tax-Managed
For the Three Months Ended	Growth	Real
March 31, 2006	Portfolio*	Estate	Total

Revenue	$3,625,833	$7,624,042	$11,249,875
Interest expense on mortgage	-	(1,947,612)	(1,947,612)
Interest expense on Credit Facility	-	(4,342,187)	(4,342,187)
Operating expenses	(595,997)	(2,344,979)	(2,940,976)
Minority interest in net income of controlled
subsidiary	-	(736)	(736)

Net investment income (loss)	$3,029,836	$(1,011,472)	$2,018,364
Net realized gain	11,859,643	276,356	12,135,999
Net change in unrealized appreciation (depreciation)	41,534,811	2,996,351	44,531,162

Net increase in net assets from operations of reportable segments
	$56,424,290	$2,261,235	$58,685,525

	Tax-Managed
For the Three Months Ended	Growth	Real
March 31, 2005	Portfolio*	Estate	Total

Revenue	$4,202,988	$ 11,974,434	$16,177,422
Interest expense on mortgages	-	(2,770,605)	(2,770,605)
Interest expense on Credit Facility	-	(3,006,468)	(3,006,468)
Operating expenses	(687,803)	(3,354,884)	(4,042,687)
Minority interests in net income of controlled
subsidiaries	-	(259,420)	(259,420)

Net investment income	$3,515,185	$2,583,057	$6,098,242
Net realized gain (loss)	(1,353,089)	560,693	(792,396)
Net change in unrealized appreciation (depreciation)	(36,552,996)	5,710,984	(30,842,012)

Net increase (decrease) in net assets from
operations of reportable segments	$ (34,390,900)	$8,854,734	$ (25,536,166)

* Belair Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

The following table reconciles the reported segment information to the condensed consolidated financial statements for the periods indicated:

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005

Revenue:
Revenue from reportable segments	$11,249,875	$16,177,422
Unallocated amounts:
Interest earned on cash not invested in the
Portfolio or in subsidiaries	80,311	36,527

Total revenue	$11,330,186	$16,213,949

Net increase (decrease) in net assets from operations:
Net increase (decrease) in net assets from operations of reportable
segments	$58,685,525	$(25,536,166)
Unallocated investment income:
Interest earned on cash not invested in the
Portfolio or in subsidiaries	80,311	36,527
Unallocated expenses (1):
Servicing fees	(101,850)	(137,005)
Interest expense on Credit Facility	(889,364)	(261,432)
Audit, tax and legal fees	(45,308)	(89,604)
Other operating expenses	(19,266)	(12,607)

Net increase (decrease) in net assets from operations	$57,710,048	$(26,000,287)

(1)	Unallocated expenses represent costs incurred that pertain to the overall operation of Belair Capital, and do not pertain to either operating segment.

The following tables reconcile the reported segment information to the condensed consolidated financial statements as of March 31, 2006 and December 31, 2005:

	Tax-Managed	Real
At March 31, 2006	Growth Portfolio*	Estate	Total

Segment assets	$1,334,294,690	$436,546,210	$1,770,840,900
Segment liabilities	7,765,854	509,306,287	517,072,141

Net assets (liabilities) of reportable segments	$1,326,528,836	$(72,760,077)	$1,253,768,759

	Tax-Managed	Real
At December 31, 2005	Growth Portfolio*	Estate	Total

Segment assets	$1,357,703,240	$453,319,971	$1,811,023,211
Segment liabilities	1,613,849	528,324,724	529,938,573

Net assets (liabilities) of reportable segments	$1,356,089,391	$(75,004,753)	$1,281,084,638

*Belair Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

	March 31, 2006	December 31, 2005

Net assets:
Net assets of reportable segments	$ 1,253,768,759	$ 1,281,084,638
Unallocated amounts:
Cash (1)	2,626,206	2,630,667
Short-term investments (1)	6,077,000	5,320,225
Loan payable – Credit Facility (2)	(73,695,141)	(44,021,653)
Payable to affiliate for servicing fees	(101,821)	(112,496)
Other liabilities	(250,907)	(210,538)

Net assets	$ 1,188,424,096	$ 1,244,690,843

(1)	Unallocated cash and short-term investments represent cash and cash equivalents not invested in the Portfolio or real estate assets.

(2)	Unallocated amount of loan payable – Credit Facility represents borrowings not specifically used to fund real estate investments. Such borrowings are generally used to pay selling commissions, organization expenses and other liquidity needs of the Fund.

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

MD&A and Results of Operations for the Quarter Ended March 31, 2006 Compared to the Quarter Ended March 31, 2005.

Performance of the Fund.(1) The Fund’s investment objective is to achieve long-term, after-tax returns for shareholders. Eaton Vance Management (Eaton Vance), as the Fund’s manager, measures the Fund’s success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index as the Fund’s primary performance benchmark. The S&P 500 Index is a broad-based, unmanaged market index of common stocks commonly used as a measure of U.S. stock market performance. Eaton Vance’s primary focus in pursuing total return is on the Fund’s common stock portfolio, which consists of its indirect interest in Tax-Managed Growth Portfolio (the Portfolio). The Fund invests in the Portfolio through its interest in Belvedere Capital Fund Company LLC (Belvedere Company). The Fund’s performance will differ from that of the Portfolio due to its investments outside the Portfolio. In measuring the performance of the Fund’s real estate investments, Eaton Vance considers whether, through current returns and changes in valuation, the real estate investments achieve returns that over the long-term exceed the cost of the borrowing incurred to acquire such investments and thereby add to Fund returns. The Fund has entered into interest rate swap agreements to fix the costs of a substantial portion of its borrowings under the Credit Facility (described under "Liquidity and Capital Resources" below) and to mitigate in part the impact of interest rate changes on the Fund’s net asset value.

The Fund’s total return was 4.83% for the quarter ended March 31, 2006. This return reflects an increase in the Fund’s net asset value per share from $132.33 to $133.83 and a distribution of $4.71 per share during the period. The total return of the S&P 500 Index was 4.21% over the same period. Last year, the Fund had a total return performance of -1.71% for the quarter ended March 31, 2005. This return reflected a decrease in the Fund’s net asset value per share from $126.88 to $122.30 and a distribution of $2.38 per share during the period. The S&P 500 Index had a total return of -2.15% over the same period.

Performance of the Portfolio. In the face of rising interest rates and oil prices, U.S. equities managed to post healthy results during the first quarter of 2006. The S&P 500 and Dow Jones Industrials Indices had their strongest quarterly advance in years, each gaining more than 4%. The NASDAQ Composite gained an even more impressive 6.1% during the quarter. Mixed economic and earnings reports were offset by positive news of benign inflation and healthy capital spending. Small- and mid-cap stocks once again outperformed large-cap investments and the large-cap value style continued to outperform the large-cap growth style. For the quarter ended March 31, 2006, the Portfolio’s total return was 4.34%, outperforming the S&P 500 Index return of 4.21% over the same period. For comparison, during the first quarter of 2005, the Portfolio posted a total return of -1.98%.

Telecommunication and energy were the best performing sectors of the S&P 500 Index during the first quarter of 2006, while the utilities and health care sectors were the weakest performers. Market leading industries in the first quarter included construction materials, communication equipment and diversified telecommunications. In contrast, internet software, consumer services and catalog retailers were among the worst performing industries.

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

The Portfolio’s modest outperformance versus the S&P 500 Index during the quarter was driven by its sector allocation and industry diversification. The Portfolio’s overweighting of the outperforming industrials sector and the strong performing air freight logistics, machinery and investment brokerage industries was beneficial. During the quarter, the Portfolio maintained an underweighting of the utilities sector, which was beneficial given the price declines experienced by independent power producers and electric utilities stocks over the period. Stock selection within the health care and consumer discretionary sectors also contributed positively to returns during the quarter.

While the Portfolio’s continued overweighting of the energy sector, which continues to benefit from rising oil prices, remained positive, its holdings within the oil and gas exploration and production industry delivered sub-par results. Relatively weak performance of semiconductor and IT services stocks, as well as an underweighting of the outperforming telecommunications sector, also negatively impacted returns. Commodity related investments, such as copper, gold and aluminum stocks, registered impressive gains and the Portfolio benefited from its allocation to and selections within the metals and mining industry.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belair Real Estate Corporation (Belair Real Estate). As of March 31, 2006, real estate investments included a majority interest in a real estate joint venture (Real Estate Joint Venture), Elkhorn Property Trust (Elkhorn), a portfolio of income producing preferred equity interests in real estate operating partnerships that are generally affiliated with and controlled by real estate investment trusts (REITs) that are publicly-traded (Partnership Preference Units) and certain debt and common equity investments of two private real estate companies. Elkhorn owns industrial distribution properties. As of March 31, 2006, the estimated fair value of the Fund’s real estate investments represented 23.6% of the Fund’s total assets on a consolidated basis. After adjusting for the minority interest in Elkhorn, the Fund’s real estate investmets represented 32.5% of the Fund’s net assets as of March 31, 2006.

During the quarter ended March 31, 2006, rental income from real estate operations was approximately $3.6 million compared to approximately $6.6 million for the quarter ended March 31, 2005, a decrease of $3.0 million or 45%. This decrease in rental income was due to Belair Real Estate’s February 2005 sale of its interest in a multifamily Real Estate Joint Venture, Bel Residential Properties Trust (Bel Residential), and a modest decrease in the rental income of Elkhorn. For the quarter ended March 31, 2006, Elkhorn’s rental income was in line with expectations. During the quarter ended March 31, 2005, rental income increased due to Belair Real Estate’s ownership of interests in two Real Estate Joint Ventures during much of the quarter ended March 31, 2005 compared to an ownership interest in only one Real Estate Joint Venture during the quarter ended March 31, 2004.

During the quarter ended March 31, 2006, property operating expenses were approximately $1.6 million compared to approximately $2.4 million for the quarter ended March 31, 2005, a decrease of $0.8 million or 33% (property operating expenses are before certain operating expenses of Belair Real Estate of approximately $0.8 million for the quarter ended March 31, 2006 and $1.0 million for the quarter ended March 31, 2005). The decrease in property operating expenses was due to the sale of Bel Residential referenced in the preceding paragraph, offset in part by increases in the operating expenses of Elkhorn. For the quarter ended March 31, 2006, Elkhorn’s property operating expenses were in line with expectations. Property operating expenses for the quarter ended March 31, 2005 decreased principally due to Belair Real Estate’s sale of its interests in Bel Residential during the quarter ended March 31, 2005, offset in part by the operating expenses of properties owned by Elkhorn.

For many industrial distribution properties, rent levels are expected to see minimal growth over the near term. Boston Management and Research (Boston Management) expects that improvements in industrial distribution property operating performance will occur over the longer term.

At March 31, 2006, the estimated fair value of the real properties indirectly held through Belair Real Estate was approximately $176.6 million compared to approximately $174.2 million at December 31, 2005, an increase of $2.4 million, or 1%. The increase in estimated real property values at March 31, 2006 as compared to December 31, 2005 resulted from modest net increases in the estimated values of the industrial properties held by Elkhorn. Despite weak market conditions over the past several years, property values have increased as lower near-term property earnings expectations generally have been offset by lower capitalization and discount rates applied in valuing the properties.

During the quarter ended March 31, 2006, the Fund saw net unrealized appreciation of the estimated fair value of its other real estate investments (which includes Elkhorn and certain debt and common equity investments) of approximately $5.0 million compared to unrealized appreciation of approximately $0.2 million during the quarter ended March 31, 2005. Net unrealized appreciation of approximately $5.0 million during the quarter ended March 31, 2006 consisted of approximately

$1.5 million of net increases in the estimated fair value of the properties of Elkhorn and approximately $3.5 million of increases in the value of certain debt and common equity investments. Net unrealized appreciation of approximately $0.2 million during the quarter ended March 31, 2005 consisted of approximately $1.6 million of unrealized appreciation in the estimated fair value of the properties of Elkhorn, offset in part by the reclassification of previously recorded unrealized appreciation to realized gains in the amount of $1.4 million in connection with the sale of Belair Real Estate’s interest in Bel Residential.

During the quarter ended March 31, 2006, Belair Real Estate sold certain of its Partnership Preference Units totaling approximately $18.8 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a gain of approximately $0.2 million on the transactions. At March 31, 2006, the estimated fair value of Belair Real Estate’s Partnership Preference Units totaled approximately $236.4 million compared to approximately $260.6 million at December 31, 2005, a net decrease of $24.2 million or 9%. The net decrease in value was principally due to fewer Partnership Preference Units held at March 31, 2006 compared to December 31, 2005, and in addition, in the current environment, estimated fair values for Partnership Preference Units have been negatively impacted by rising interest rates, offset in part by tighter credit spreads for credit-sensitive income securities, including real estate-related securities.

During the quarter ended March 31, 2006, the Fund saw net unrealized depreciation of the estimated fair value of its Partnership Preference Units of approximately $5.6 million compared to net unrealized appreciation of approximately $0.6 million during the quarter ended March 31, 2005. The net unrealized depreciation of approximately $5.6 million during the quarter ended March 31, 2006 consisted of approximately $5.5 million of unrealized depreciation as a result of decreases in the per unit values of Partnership Preference Units held by Belair Real Estate at March 31, 2006, and approximately $0.1 million of unrealized depreciation resulting from the reclassification of previously recorded unrealized appreciation to realized gains due to the sales of Partnership Preference Units during the quarter ended March 31, 2006. The net unrealized appreciation of approximately $0.6 million during the quarter ended March 31, 2005 occurred as a result of increases in the per unit values of Partnership Preference Units held by Belair Real Estate.

Distributions from Partnership Preference Units for the quarter ended March 31, 2006 totaled approximately $4.0 million compared to approximately $5.3 million for the quarter ended March 31, 2005, a decrease of $1.3 million or 25%. The decrease was principally due to fewer Partnership Preference Units held on average during the quarter. For the quarter ended March 31, 2005, the decrease was due to fewer Partnership Preference Units held on average, as well as to lower average distribution rates for the Partnership Preference Units held.

Performance of Interest Rate Swap Agreements. For the quarter ended March 31, 2006, net realized and unrealized gains on the Fund’s interest rate swap agreements totaled approximately $3.6 million, compared to net realized and unrealized gains of approximately $3.1 million for the quarter ended March 31, 2005. Net realized and unrealized gains on swap agreements in 2006 consisted of $3.5 million of net unrealized gains due to changes in swap agreement valuations and $0.1 million of periodic payments received pursuant to outstanding swap agreements (and classified as net realized gains on interest rate swap agreements in the Fund’s consolidated financial statements). For the quarter ended March 31, 2005, the Fund had net unrealized gains of $4.9 million due to swap agreement valuation changes, offset by $1.8 million of swap agreement periodic payments made. The positive impact on Fund performance for the quarters ended March 31, 2006 and 2005 from changes in swap agreement valuations was attributable to increases in swap rates during the periods.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of March 31, 2006, the Fund had outstanding borrowings of $437.0 million and unused loan commitments of $89.0 million under the Credit Facility.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of March 31, 2006, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $12.7 million. As of December 31, 2005, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $9.2 million.

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

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund’s significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 4 to the Fund’s unaudited condensed consolidated financial statements in Item 1 above.

Interest Rate Sensitivity Cost, Principal (Notional) Amount by Contractual Maturity and Callable Date for the Twelve Months Ended March 31,*

								Estimated Fair Value as of March 31, 2006

	2007	2008	2009	2010	2011	Thereafter	Total

Rate sensitive liabilities:

Long-term debt:

Fixed-rate mortgage						$135,000,000	$135,000,000	$134,900,000
Average interest rate						5.67%	5.67%

Variable-rate Credit
Facility					$437,000,000		$437,000,000	$437,000,000
Average interest rate					5.13%		5.13%

Rate sensitive derivative
financial instruments:

Pay fixed/ receive variable
interest rate swap
agreements					$378,782,000		$378,782,000	$12,705,762
Average pay rate					4.73%		4.73%
Average receive rate					5.13%		5.13%

Rate sensitive
investments:

								Estimated Fair Value as of March 31, 2006

	2007	2008	2009	2010	2011	Thereafter	Total

Fixed-rate Partnership
Preference Units:

Colonial Realty Limited Partnership, 7.25% Series B Cumulative Redeemable Perpetual Preferred Units, Callable 8/24/09, Current Yield: 7.48%

				$17,918,598			$17,918,598	$19,868,600
Essex Portfolio L.P., 7.875% Series D Cumulative Redeemable Preferred Units, Callable 7/28/10, Current Yield: 7.77%

					$15,399,300		$15,399,300	$15,199,980
Liberty Property Limited Partnership, 7.45% Series B Cumulative Redeemable Preferred Units, Callable 8/31/09, Current Yield: 7.41%

				$22,750,000			$22,750,000	$22,859,200
MHC Operating Limited Partnership, 8.0625% Series D Cumulative Redeemable Perpetual Preference Units, Callable 3/24/10, Current Yield: 8.14%

				$50,000,000			$50,000,000	$49,540,000
National Golf Operating Partnership, L.P., 11% Series A Cumulative Redeemable Preferred Units, Callable 2/6/03, Current Yield: 10.43%

	$31,454,184						$31,454,184	$34,818,924
National Golf Operating Partnership, L.P., 11% Series B Cumulative Redeemable Preferred Units, Callable 2/6/03, Current Yield: 10.43%

	$5,000,000						$5,000,000	$5,272,000
PSA Institutional Partners, L.P., 6.4% Series NN Cumulative Redeemable Perpetual Preferred Units, Callable 3/17/10, Current Yield: 6.86%

				$29,541,670			$29,541,670	$27,505,800
				20

							Estimated Fair Value as of March 31, 2006

2007	2008	2009	2010	2011	Thereafter	Total

Regency Centers, L.P., 7.45% Series D Cumulative Redeemable Preferred Units, Callable 9/29/09, Current Yield: 7.39%

			$19,310,868			$19,310,868	$18,149,400
Vornado Realty, L.P., 7% Series D-10 Cumulative Redeemable Preferred Units, Callable 11/17/08, Current Yield: 7.15%(1)

		$21,880,979				$21,880,979	$23,493,524
Vornado Realty, L.P., 6.75% Series D-14 Cumulative Redeemable Preferred Units, Callable 9/9/10, Current Yield: 6.86%(2)

				$19,591,227		$19,591,227	$19,682,448

Note Receivable:

Fixed-rate note receivable,
8%					$2,070,580	$2,070,580	$2,638,871
* The amounts listed reflect the Fund’s positions as of March 31, 2006. The Fund’s current positions may differ.

(1)	Belair Real Estate’s interest in these Partnership Preference Units is held through Bel Holdings LLC.

(2)	Belair Real Estate’s interest in these Partnership Preference Units is held through Belvorn Holdings LLC.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION Item 1. Legal Proceedings.

Although in the ordinary course of business, the Fund and its directly and indirectly controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which they are subject.

Item 1A. Risk Factors.

There have been no material changes from risk factors as previously disclosed in the Fund’s Form 10-K for the year ended December 31, 2005 in response to Item 1A to Part 1 of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2005, shares of the Fund may be redeemed by Fund shareholders on any business day. Redemptions are met at the net asset value per share of the Fund. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible for redemption. During each month in the quarter ended March 31, 2006, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share

January 31, 2006	153,946.996	$134.02

February 28, 2006	273,994.902	$131.03

March 31, 2006	225,445.416	$133.21

Total	653,387.314	$132.76

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended March 31, 2006.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on May 10, 2006.

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