Form 10-Q
period 2006-09-30
BELAIR CAPITAL FUND LLC
filed 2006-11-09
CIK 1050816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 000-25767

Belair Capital Fund LLC
(Exact Name of Registrant as Specified in Its Charter)

	Massachusetts	04-3404037
	(State of Organization)	(I.R.S. Employer Identification No.)
The Eaton Vance Building
255 State Street
	Boston, Massachusetts	02109
	(Address of Principal Executive Offices)	(Zip Code)
	Registrant’s Telephone Number, Including Area Code:	617-482-8260

None (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Act) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of Act).

                                 Large Accelerated Filer   [X]      Accelerated Filer   [   ]     Non-Accelerated Filer [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes [   ]         No [X]

Belair Capital Fund LLC Index to Form 10-Q

PART I.		FINANCIAL INFORMATION	Page

Item	1.	Financial Statements.

		Condensed Consolidated Statements of Assets and Liabilities as of
		September 30, 2006 (Unaudited) and December 31, 2005	3

		Condensed Consolidated Statements of Operations (Unaudited) for the
		Three Months Ended September 30, 2006 and 2005 and for the
		Nine Months Ended September 30, 2006 and 2005	4

		Condensed Consolidated Statements of Changes in Net Assets for the
		Nine Months Ended September 30, 2006 (Unaudited) and the
		Year Ended December 31, 2005	6

		Condensed Consolidated Statements of Cash Flows (Unaudited) for the
		Nine Months Ended September 30, 2006 and 2005	7

		Financial Highlights for the Nine Months Ended September 30, 2006 (Unaudited)
		and the Year Ended December 31, 2005	9

		Notes to Condensed Consolidated Financial Statements
		as of September 30, 2006 (Unaudited)	10

Item	2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations (MD&A).	15

Item	3.	Quantitative and Qualitative Disclosures About Market Risk.	19

Item	4.	Controls and Procedures.	22

PART II.		OTHER INFORMATION

Item	1.	Legal Proceedings.	23

Item	1A.	Risk Factors.	23

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23

Item	3.	Defaults Upon Senior Securities.	23

Item	4.	Submission of Matters to a Vote of Security Holders.	23

Item	5.	Other Information.	23

Item	6.	Exhibits.	24

SIGNATURES			25

EXHIBIT INDEX			26

PART I. FINANCIAL INFORMATION Item 1. Financial Statements. BELAIR CAPITAL FUND LLC Condensed Consolidated Statements of Assets and Liabilities

	September 30, 2006
	(Unaudited)	December 31, 2005

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$1,294,943,722	$1,357,703,240
Investment in Partnership Preference Units	197,704,363	260,574,687
Investment in other real estate	185,151,273	177,461,814
Short-term investments	5,127,000	5,320,225

Total investments	$1,682,926,358	$1,801,059,966
Cash	2,937,415	4,278,246
Distributions and interest receivable	1,047,783	1,046,636
Swap interest receivable	56,636	-
Open interest rate swap agreements, at value	9,137,122	9,169,429
Other assets	2,354,114	3,419,826

Total assets	$1,698,459,428	$1,818,974,103

Liabilities:
Loan payable – Credit Facility	$406,000,000	$426,000,000
Mortgage notes payable	135,000,000	135,000,000
Payable for Fund Shares redeemed	-	1,405,709
Special Distributions payable	19,976	-
Payable to affiliate for investment advisory and administrative fees	365,029	416,105
Payable to affiliate for servicing fees	85,230	112,496
Security deposits	294,262	310,740
Accrued expenses:
Swap interest expense	-	3,417
Interest expense	1,032,336	892,512
Property taxes	919,949	599,990
Other expenses and liabilities	607,378	1,352,051
Minority interests in controlled subsidiaries	9,291,815	8,190,240

Total liabilities	$553,615,975	$574,283,260

Net assets	$1,144,843,453	$1,244,690,843

Shareholders’ Capital	$1,144,843,453	$1,244,690,843

Shares outstanding (unlimited number of shares authorized)	8,343,937	9,405,723

Net asset value and redemption price per share	$137.21	$132.33

                                             See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $38,270, $35,297,
$301,569 and $320,740, respectively)	$5,985,538	$5,396,749	$17,937,645	$18,695,728
Interest allocated from Belvedere Company	36,373	34,903	168,484	113,216
Security lending income allocated from
Belvedere Company, net	6,147	-	24,573	-
Expenses allocated from Belvedere Company	(1,934,534)	(2,083,312)	(5,889,566)	(6,734,843)

Net investment income allocated from
Belvedere Company	$4,093,524	$3,348,340	$12,241,136	$12,074,101
Rental income	3,512,288	4,456,900	11,128,736	15,735,574
Distributions from Partnership Preference Units	3,645,431	4,571,431	11,186,228	15,693,525
Interest	283,536	352,858	678,390	650,194
Other income	-	-	-	5,853,947

Total investment income	$11,534,779	$12,729,529	$35,234,490	$50,007,341

Expenses:
Investment advisory and administrative fees	$1,104,744	$1,294,349	$3,450,651	$4,059,899
Property management and administrative fees	213,380	243,388	653,142	801,551
Servicing fees	85,230	117,683	277,258	383,902
Interest expense on mortgage notes	1,947,612	1,947,584	5,842,836	6,666,613
Interest expense on Credit Facility	6,040,444	4,579,813	17,190,413	12,007,105
Property and maintenance expenses	291,366	299,834	1,601,320	2,792,867
Property taxes and insurance	796,682	708,755	2,470,180	2,365,948
Miscellaneous	163,960	178,240	617,757	928,812

Total expenses	$10,643,418	$9,369,646	$32,103,557	$30,006,697

Net investment income before
minority interests in net income of
controlled subsidiaries	$891,361	$3,359,883	$3,130,933	$20,000,644
Minority interests in net income of
controlled subsidiaries	(47,334)	(209,090)	(76,939)	(509,041)

Net investment income	$844,027	$3,150,793	$3,053,994	$19,491,603

                                                               See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended		Nine Months Ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions, securities sold short
and foreign currency transactions allocated
from Belvedere Company (identified cost basis)	$3,388,175	$4,608,048	$34,805,759	$5,604,444
Investment transactions in Partnership
Preference Units (identified cost basis)	(581,488)	(609,304)	(1,453,494)	224,104
Investment transactions in other real estate
(net of minority interests in realized gain (loss) of
controlled subsidiaries of $0, $178,736,
$0 and $(3,371,929), respectively)	-	866,502	-	3,192,695
Interest rate swap agreements(1)	873,271	(880,827)	1,496,212	(3,958,713)

Net realized gain	$3,679,958	$3,984,419	$34,848,477	$5,062,530

Change in unrealized appreciation (depreciation) –
Investments, securities sold short and foreign
currency allocated from Belvedere Company
(identified cost basis)	$48,914,515	$43,583,130	$48,333,198	$6,349,382
Investments in Partnership Preference
Units (identified cost basis)	4,154,427	(3,211,099)	(6,785,708)	3,741,129
Investments in other real estate (net of minority
interests in unrealized appreciation (depreciation)
of controlled subsidiaries of $44,104, $80,625,
$757,704 and $3,462,737, respectively)	(61,844)	364,137	5,337,671	1,554,287
Interest rate swap agreements	(6,414,636)	4,575,505	(32,307)	5,058,523

Net change in unrealized appreciation (depreciation)	$46,592,462	$45,311,673	$46,852,854	$16,703,321

Net realized and unrealized gain	$50,272,420	$49,296,092	$81,701,331	$21,765,851

Net increase in net assets from operations	$51,116,447	$52,446,885	$84,755,325	$41,257,454

(1) Amounts represent net interest earned (incurred) in connection with interest rate swap agreements (Note 5).

                                                                See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC Condensed Consolidated Statements of Changes in Net Assets

	Nine Months Ended
	September 30, 2006	Year Ended
	(Unaudited)	December 31, 2005

Increase (Decrease) in Net Assets:
From operations –
Net investment income	$3,053,994	$22,385,296
Net realized gain from investment transactions, securities sold short,
foreign currency transactions and interest rate swap agreements	34,848,477	34,660,225
Net change in unrealized appreciation (depreciation) of investments, securities sold short, foreign currency and interest rate swap
agreements	46,852,854	17,816,648

Net increase in net assets from operations	$84,755,325	$74,862,169

Transactions in Fund Shares –
Net asset value of Fund Shares issued to Shareholders in
payment of distributions declared	$16,482,811	$12,687,778
Net asset value of Fund Shares redeemed	(157,200,388)	(344,200,079)

Net decrease in net assets from Fund Share transactions	$(140,717,577)	$(331,512,301)

Distributions –
Distributions to Shareholders	$(43,865,162)	$(28,650,917)
Special Distributions to Shareholders	(19,976)	-

Total distributions	$(43,885,138)	$(28,650,917)

Net decrease in net assets	$(99,847,390)	$(285,301,049)

Net assets:
At beginning of period	$1,244,690,843	$1,529,991,892

At end of period	$1,144,843,453	$1,244,690,843

                                             See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended

	September 30, 2006	September 30, 2005

Cash Flows From (For) Operating Activities –
Net increase in net assets from operations	$ 84,755,325	$41,257,454
Adjustments to reconcile net increase in net assets from
operations to net cash flows from (for) operating activities –
Net investment income allocated from Belvedere Company	(12,241,136)	(12,074,101)
(Increase) decrease in short-term investments	193,225	(9,252,039)
Increase in note receivable from other real estate investments	(136,042)	(142,554)
Increase in distributions and interest receivable	(1,147)	(989,297)
Increase in interest receivable for open swap agreement	(56,636)	-
Decrease in other assets	1,065,712	791,749
Increase (decrease) in payable to affiliate for investment advisory
and administrative fees	(51,076)	428,845
Increase (decrease) in payable to affiliate for servicing fees	(27,266)	117,683
Decrease in interest payable for open swap agreements	(3,417)	(110,192)
Decrease in security deposits, accrued interest and accrued
other expenses and liabilities	(621,327)	(147,168)
Increase in accrued property taxes	319,959	392,898
Purchases of Partnership Preference Units	(25,021,786)	(135,861,641)
Proceeds from sales of Partnership Preference Units	79,652,908	68,757,057
Proceeds from sales of investments in other real estate	-	45,092,533
Improvements to rental property	(1,458,042)	(916,188)
Decrease in cash due to sale of majority interest in controlled subsidiary	-	(2,199,688)
Net interest earned (incurred) on interest rate swap agreement	1,496,212	(3,958,713)
Minority interests in net income of controlled subsidiaries	76,939	509,041
Net realized gain from investment transactions, securities sold
short, foreign currency transactions and interest rate swap agreements	(34,848,477)	(5,062,530)
Net change in unrealized (appreciation) depreciation of investments, securities sold short, foreign currency and interest rate
swap agreements	(46,852,854)	(16,703,321)

Net cash flows from (for) operating activities	$ 46,241,074	$(30,070,172)

Cash Flows From (For) Financing Activities –
Proceeds from Credit Facility	$ 36,000,000	$89,000,000
Repayments of Credit Facility	(56,000,000)	(44,000,000)
Issuance of real estate joint venture preferred shares	-	240,000
Payments for Fund Shares redeemed	(466,486)	(97,638)
Distributions paid to Shareholders	(27,382,351)	(15,963,139)
Distributions paid to minority shareholder	-	(1,100,439)
Capital contributed by minority shareholder	266,932	-

Net cash flows from (for) financing activities	$ (47,581,905)	$28,078,784

Net decrease in cash	$ (1,340,831)	$(1,991,388)

Cash at beginning of period	$ 4,278,246	$9,759,487

Cash at end of period	$ 2,937,415	$7,768,099

                                                   See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Nine Months Ended

	September 30, 2006	September 30, 2005

Supplemental Disclosure and Non-cash Investing and
Financing Activities –
Interest paid on loan – Credit Facility	$16,972,202	$11,779,838
Interest paid on mortgage notes	$5,740,875	$6,522,718
Interest paid (received) on swap agreements, net	$(1,436,159)	$4,068,905
Market value of securities distributed in payment of
redemptions	$158,139,611	$314,427,043
Market value of real property and other assets, net of
current liabilities, disposed of in conjunction with the
sale of other real estate	$-	$163,004,330
Mortgage notes disposed of in conjunction with the sale of
other real estate	$-	$112,630,517
Market value of minority interest disposed of in
conjunction with the sale of other real estate	$-	$10,585,993
Non-cash change in working capital of real estate investments	$-	$894,238

                                          See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC Condensed Consolidated Financial Statements (Continued) Financial Highlights

	Nine Months Ended
	September 30, 2006		Year Ended
	(Unaudited)		December 31, 2005

Net asset value – Beginning of period	$132.330		$126.880

Income (loss) from operations

Net investment income(1)	$0.346		$2.090
Net realized and unrealized gain	9.246		5.740

Total income from operations	$9.592		$7.830

Distributions

Distributions to Shareholders	$(4.710)		$(2.380)
Special Distributions to Shareholders	(0.002)		-

Total distributions	$(4.712)		$(2.380)

Net asset value – End of period	$137.210		$132.330

Total Return(2)	7.48%		6.36%

Ratios as a percentage of average net assets(3)

Expenses of Consolidated Real Property Subsidiaries
Interest and other borrowing costs(4)	0.55%	(9)	0.52%
Operating expenses(4)		0.46% (9)	0.48%
Belair Capital Fund LLC Expenses
Interest and other borrowing costs(5)(6)	1.97%	(9)	1.27%
Investment advisory and administrative fees,
servicing fees and other operating expenses(5)(7)	1.15%	(9)	1.15%

Total expenses		4.13% (9)	3.42%

Net investment income(6)	0.35%	(9)	1.66%

Ratios as a percentage of average gross assets(3)(8)

Expenses of Consolidated Real Property Subsidiaries
Interest and other borrowing costs(4)	0.37%	(9)	0.36%
Operating expenses(4)		0.32% (9)	0.33%
Belair Capital Fund LLC Expenses
Interest and other borrowing costs(5)(6)	1.35%	(9)	0.88%
Investment advisory and administrative fees,
servicing fees and other operating expenses(5)(7)	0.78%	(9)	0.80%

Total expenses		2.82% (9)	2.37%

Net investment income(6)	0.24%	(9)	1.16%

Supplemental Data

Net assets, end of period (000’s omitted)	$1,144,843		$1,244,691
Portfolio turnover of Tax-Managed Growth Portfolio(10)	1%		0% (11)

(1)	Calculated using average shares outstanding.

(2)	Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.

(3)	For the purpose of calculating ratios, the income and expenses of Belair Real Estate Corporation's (Belair Real Estate) controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belair Real Estate.

(4)	Includes Belair Real Estate's proportional share of expenses incurred by its controlled subsidiaries.

(5)	Includes the expenses of Belair Capital Fund LLC (Belair Capital) and Belair Real Estate. Does not include expenses of Belair Real Estate's controlled subsidiaries.

(6)	Ratios do not include net interest incurred or earned in connection with interest rate swap agreements. Had such amounts been included, ratios would be higher.

(7)	Includes Belair Capital’s share of Belvedere Capital Fund Company LLC's allocated expenses, including those expenses allocated from the Portfolio.

(8)	Average gross assets is defined as the average daily amount of all assets of Belair Capital (not including its investment in Belair Real Estate) plus all assets of Belair Real Estate minus the sum of their liabilities other than the principal amount of money borrowed. For this purpose, the assets of Belair Real Estate's controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belair Real Estate.

(9)	Annualized.

(10)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The total turnover rate of Tax-Managed Growth Portfolio including in-kind contributions and distributions was 4% and 6% for the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively.

(11)	Amounts to less than 1%.

See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC as of September 30, 2006 Notes To Condensed Consolidated Financial Statements (Unaudited)

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

2 Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact the adoption of SFAS No. 157 will have on the Fund’s financial statement disclosures.

In June 2006, the FASB issued FASB Interpretation No. 48, (FIN 48) “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact, if any, the adoption of FIN 48 will have on the Fund’s net assets, results of operations and financial statement disclosures.

3 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term obligations, for the nine months ended September 30, 2006 and September 30, 2005:

	Nine Months Ended

Investment Transactions	September 30, 2006	September 30, 2005

Decreases in investment in Belvedere Capital Fund Company LLC	$158,139,611	$314,427,043
Sale of other real estate (1)	$-	$45,092,533
Purchases of Partnership Preference Units (2)	$25,021,786	$135,861,641
Sales of Partnership Preference Units (3)	$79,652,908	$68,757,057

(1)	In September 2005, Elkhorn Property Trust (Elkhorn) received compensation for its interest in property management contracts from an affiliate of the minority shareholder of Elkhorn in the amount of $2,215,239 and for which Belair Real Estate Corporation (Belair Real Estate) recognized a gain of $866,502.

In February 2005, Belair Real Estate sold its majority interest in Bel Residential Properties Trust (Bel Residential) for $42,877,294 to the real estate investment affiliate of another investment fund advised by Boston Management and Research (Boston Management) for which a gain of $2,326,193 was recognized.

(2)	Purchases of Partnership Preference Units for the nine months ended September 30, 2005 include Partnership Preference Units purchased from real estate investment affiliates of other investment funds advised by Boston Management.

(3)	Sales of Partnership Preference Units for the nine months ended September 30, 2006 and 2005 include Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management for which a net loss of $1,453,494 and a net gain of $224,104 were recognized, respectively.

4 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company) for the nine months ended September 30, 2006 and 2005, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

	Nine Months Ended

	September 30, 2006	September 30, 2005

Belvedere Company’s interest in the Portfolio (1)	$14,103,865,951	$12,961,349,455
The Fund’s investment in Belvedere Company (2)	$1,294,943,722	$1,353,048,691
Income allocated to Belvedere Company from the Portfolio	$189,867,769	$159,159,909
Income allocated to the Fund from Belvedere Company	$18,130,702	$18,808,944
Expenses allocated to Belvedere Company from the Portfolio	$45,886,397	$42,358,154
Expenses allocated to the Fund from Belvedere Company	$5,889,566	$6,734,843
Net realized gain from investment transactions, securities sold short and foreign currency transactions allocated to Belvedere
Company from the Portfolio	$366,356,905	$51,628,117
Net realized gain from investment transactions, securities sold short and foreign currency transactions allocated to the Fund from
Belvedere Company	$34,805,759	$5,604,444
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to Belvedere
Company from the Portfolio	$500,262,538	$102,841,168
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to the Fund
from Belvedere Company	$48,333,198	$6,349,382

                                                                                          11

(1)	As of September 30, 2006 and 2005, the value of Belvedere Company’s interest in the Portfolio represents 72.6% and 69.3% of the Portfolio’s net assets, respectively.

(2)	As of September 30, 2006 and 2005, the Fund’s investment in Belvedere Company represents 9.2% and 10.4% of Belvedere Company’s net assets, respectively.

A summary of the Portfolio’s Statement of Assets and Liabilities at September 30, 2006, December 31, 2005 and September 30, 2005 and its operations for the nine months ended September 30, 2006, for the year ended December 31, 2005 and for the nine months ended September 30, 2005 follows:

	September 30, 2006	December 31, 2005	September 30, 2005

Investments, at value	$19,439,239,888	$18,969,693,193	$18,678,299,659
Other assets	78,906,482	78,497,584	34,063,419

Total assets	$19,518,146,370	$19,048,190,777	$18,712,363,078

Collateral for securities loaned	$73,528,000	$-	$-
Demand note payable	-	8,000,000	-
Management fee payable	6,899,225	6,896,006	6,726,529
Other liabilities	766,434	687,918	435,227

Total liabilities	$81,193,659	$15,583,924	$7,161,756

Net assets	$19,436,952,711	$19,032,606,853	$18,705,201,322

Dividends and interest	$265,160,702	$316,363,717	$233,961,240

Investment adviser fee	$61,773,044	$80,617,092	$60,374,997
Other expenses	2,291,366	2,931,135	1,919,988
Total expense reductions	(99)	(89,156)	(88,889)

Net expenses	$64,064,311	$83,459,071	$62,206,096

Net investment income	$201,096,391	$232,904,646	$171,755,144
Net realized gain from
investment transactions,
securities sold short and
foreign currency transactions	511,100,262	70,889,149	74,792,208
Net change in unrealized
appreciation (depreciation) of
investments, securities sold
short and foreign currency	697,368,140	551,019,603	137,782,375

Net increase in net assets from
operations	$1,409,564,793	$854,813,398	$384,329,727

5 Interest Rate Swap Agreements

Belair Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on Belair Capital’s net asset value. Under such agreements, Belair Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at September 30, 2006 and December 31, 2005 are listed below.

                                                                                          12

	Notional			Initial		Unrealized Appreciation at
	Amount			Optional	Final
Effective	(000’s	Fixed	Floating	Termination	Termination	September 30,	December 31,
Date	omitted)	Rate	Rate	Date	Date	2006	2005

10/03	$20,000	4.045%	LIBOR + 0.30%	-	6/10	$817,845	$824,248
10/03	61,500	4.865%	LIBOR + 0.30%	07/04	6/10	1,278,950	1,274,996
10/03	75,000	4.795%	LIBOR + 0.30%	09/04	6/10	1,689,218	1,699,814
10/03	42,000	4.69%	LIBOR + 0.30%	02/05	6/10	1,058,166	1,077,646
10/03	49,000	4.665%	LIBOR + 0.30%	03/05	6/10	1,266,406	1,292,989
10/03	35,330	4.18%	LIBOR + 0.30%	07/09	6/10	1,338,014	1,352,825
02/04	95,952	5.00%	LIBOR + 0.30%	08/04	6/10	1,688,523	1,646,911

						$9,137,122	$9,169,429

6 Debt

A Credit Facility - In June 2006, Belair Capital amended its credit arrangement with Merrill Lynch Mortgage Capital, Inc. to decrease the amount of the revolving loan facility by $45,000,000 to an aggregate principal amount of $55,000,000. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. A commitment fee of 0.10% per annum is paid on the unused commitment amount. There were no outstanding borrowings under this credit arrangement as of September 30, 2006.

There were no changes to the terms of Belair Capital’s credit arrangement with DrKW Holdings, Inc. during the nine months ended September 30, 2006. As of September 30, 2006, outstanding borrowings under this credit arrangement totaled $406,000,000.

B Average Borrowings and Average Interest Rate – For the nine months ended September 30, 2006, the average balance of borrowings under the Credit Facility and mortgage notes payable was approximately $430,300,000 and $135,000,000 with a weighted average interest rate of 5.26% and 5.67%, respectively.

7 Segment Information

Belair Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s revenue includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belair Capital invests in real estate assets through its subsidiary, Belair Real Estate. Belair Real Estate invests directly and indirectly in Partnership Preference Units, certain debt and common equity investments in two private real estate companies and indirectly in real property through its controlled subsidiary, Elkhorn, and formerly invested in Bel Residential. The Fund’s revenues from the real estate assets primarily consist of consolidated rental income from Elkhorn and Bel Residential (for the period during which Belair Real Estate maintained an interest in Bel Residential) and distribution income from Partnership Preference Units.

Belair Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and the net change in unrealized appreciation (depreciation). The Fund’s Credit Facility borrowings and related interest expense are centrally managed by the Fund. A portion of the Credit Facility borrowings and related interest expense have been allocated to the real estate segment for presentation purposes herein. Credit Facility borrowings allocated to the real estate segment primarily consist of net amounts borrowed to purchase the Fund’s interest in real estate investments. The Fund’s interest rate swap agreement balances are disclosed as part of the real estate segment. The accounting policies of the reportable segments are the same as those for Belair Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

		Three Months Ended		Nine Months Ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Revenues
The Portfolio*	$4,093,524	$3,348,340	$12,241,136	$12,074,101
Real Estate	7,217,994	9,104,944	22,531,624	37,504,893
Unallocated	223,261	276,245	461,730	428,347

Total revenues	$11,534,779	$12,729,529	$35,234,490	$50,007,341

Net increase in net assets
from operations
The Portfolio*	$55,819,182	$50,892,171	$93,619,481	$22,033,893
Real Estate	(3,625,486)	2,032,778	(5,591,576)	20,761,724
Unallocated(1)	(1,077,249)	(478,064)	(3,272,580)	(1,538,163)

Net increase in net assets
from operations	$51,116,447	$52,446,885	$84,755,325	$41,257,454

	September 30, 2006	December 31, 2005

Net assets
The Portfolio*	$1,294,733,808	$1,356,089,391
Real Estate	(81,659,385)	(75,004,753)
Unallocated(2)	(68,230,970)	(36,393,795)

Net Assets	$1,144,843,453	$1,244,690,843

* Belair Capital invests indirectly in the Portfolio through Belvedere Company.

(1)	Unallocated amounts pertain to the overall operation of Belair Capital and do not pertain to either segment. Included in this amount are servicing fees and unallocated Credit Facility interest expense as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Servicing fees	$ 85,230	$117,683	$277,258	$383,902
Credit Facility interest expense	$ 1,077,684	$606,527	$3,266,178	$1,200,710

(2)	Amount includes unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of September 30, 2006 and December 31, 2005, such borrowings totaled $75,304,674 and $44,021,653, respectively. Unallocated assets represent cash and short-term investments not invested in the Portfolio or real estate assets. As of September 30, 2006 and December 31, 2005, such amounts totaled $7,457,749 and $7,950,892, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

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

MD&A for the Quarter Ended September 30, 2006 Compared to the Quarter Ended September 30, 2005.

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

The Fund’s total return was 4.65% for the quarter ended September 30, 2006. This return reflects an increase in the Fund’s net asset value per share from $131.11 to $137.21 during the period. The total return of the S&P 500 Index was 5.66% over the same period. Last year, the Fund had a total return of 4.05% for the quarter ended September 30, 2005. This return reflected an increase in the Fund’s net asset value per share from $123.76 to $128.77 during the period. The S&P 500 Index had a total return of 3.60% over the same period.

Performance of the Portfolio. For the quarter ended September 30, 2006, the Portfolio had a total return of 4.57%, which compares to the 5.66% total return of the S&P 500 Index over the same period. An equity rally during the third quarter of 2006 was fueled by a double-digit drop in oil prices and a continued pause in interest rate hikes. Better than expected earnings results, positive consumer trends and encouraging merger and acquisition activity during the quarter also contributed to the rally, despite the existence of housing and economic concerns. During the quarter, large-cap and value investments were clear winners over small-cap and growth investments.

During the quarter, health care, telecommunications and information technology were top performing S&P 500 Index sectors, while the energy and materials sectors were the worst performing sectors. Market leading industries in the third quarter included software, diversified telecommunications and pharmaceuticals. In contrast, internet and catalog retailers and construction industries were among the weakest performing industries.

The Portfolio remained broadly diversified with no significant sector allocation changes during the quarter. The Portfolio’s underweighting of the strong-performing health care, utilities and telecommunications sectors detracted from relative returns during the quarter. While the Portfolio’s overweighting of the energy sector remained a positive contributor to its longer-term performance, commodity price declines during the quarter negatively impacted the Portfolio’s energy

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

equipment and service holdings. Similarly, while the Portfolio’s long-term emphasis of the aerospace and defense and the air freight and logistics industries has been beneficial, price weaknesses during the quarter negatively impacted the Portfolio’s returns. Additionally, the Portfolio’s underweighted position versus the S&P 500 Index of software and office electronics stocks within the technology sector hindered quarterly results.

The Portfolio’s performance during the third quarter of 2006 benefited from its overweighting of the strong-performing consumer staples and financials sectors. The Portfolio’s investments within the household products, capital markets and diversified finance industries also were particularly beneficial during the period. In addition, the strong relative performance of the Portfolio’s holdings within multi-line retailers and construction stocks contributed positively to returns during the quarter.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belair Real Estate Corporation (Belair Real Estate). As of September 30, 2006, real estate investments included a majority interest in a real estate joint venture (Real Estate Joint Venture), Elkhorn Property Trust (Elkhorn), a portfolio of income producing preferred equity interests in real estate operating partnerships that are generally affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership Preference Units) and certain debt and common equity investments in two private real estate companies. Elkhorn owns industrial distribution properties. As of September 30, 2006, the estimated fair value of the Fund’s real estate investments represented 22.5% of the Fund’s total assets on a consolidated basis. After adjusting for the minority interest in Elkhorn, the Fund’s real estate investments represented 30.5% of the Fund’s net assets as of September 30, 2006.

During the quarter ended September 30, 2006, rental income from real estate operations was approximately $3.5 million compared to approximately $4.5 million for the quarter ended September 30, 2005, a decrease of $1.0 million or 22%. This decrease in rental income from real estate operations was due to a decrease in the rental income of Elkhorn. During the quarter ended September 30, 2005, rental income decreased principally due to Belair Real Estate’s February 2005 sale of its interest in a Real Estate Joint Venture, Bel Residential Properties Trust (Bel Residential), offset in part by the rental income of Elkhorn, which was acquired in June 2004.

During the quarter ended September 30, 2006, property operating expenses were approximately $1.3 million, unchanged from the quarter ended September 30, 2005. Property operating expenses for the quarter ended September 30, 2005 decreased principally due to the sale of Bel Residential referenced above. For most industrial distribution properties, rent levels are expected to see modest growth over the near term. Boston Management and Research (Boston Management), the Fund’s investment adviser, expects that improvements in industrial distribution property operating performance will occur over the long term.

During the quarter ended September 30, 2006, the Fund saw net unrealized depreciation of the estimated fair value of its other real estate investments (which include Elkhorn and certain debt and common equity investments) of approximately $0.1 million compared to unrealized appreciation of approximately $0.4 million during the quarter ended September 30, 2005. Net unrealized depreciation of approximately $0.1 million during the quarter ended September 30, 2006 consisted of approximately $1.3 million of unrealized depreciation due to a decrease in the estimated fair value of the Fund’s common equity investment in one issuer, offset in part by approximately $1.2 million in unrealized appreciation in the values of the properties held by Elkhorn. The value of the common equity investment decreased to zero as the result of the issuer’s poor operating results during the quarter. Estimated fair values of the Elkhorn properties have increased due to both modest growth expected in near-term property earnings and to lower capitalization and discount rates applied in valuing properties. Net unrealized appreciation of approximately $0.4 million during the quarter ended September 30, 2005 consisted of net unrealized appreciation in the value of the properties held by Elkhorn, offset by slight depreciation in the value of certain common equity investments.

During the quarter ended September 30, 2006, Belair Real Estate sold certain of its Partnership Preference Units for approximately $17.0 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a net loss of approximately $0.6 million on the transactions. During the quarter ended September 30, 2006, the Fund saw net unrealized appreciation of the estimated fair value of its Partnership Preference Units of approximately $4.2 million compared to net unrealized depreciation of approximately $3.2 million during the quarter ended September 30, 2005. The net unrealized appreciation of approximately $4.2 million during the quarter ended September 30, 2006 consisted of approximately $3.3 million of unrealized appreciation as a result of increases in the per unit values of Partnership Preference Units during the period, and approximately $0.9 million of unrealized appreciation resulting from the recharacterization of previously recorded unrealized depreciation as realized losses due to the sales of Partnership Preference Units. During the quarter ended September 30, 2006, estimated fair values were positively impacted by declining interest rates. Subsequent to the end of the third quarter, the estimated fair value of one issuer's Partnership Preference Units was reduced by approximately $21.7 million (representing approximately 59% of such Units estimated fair value at September 30, 2006) upon notice to Boston Management on October 4, 2006 that the distributions on such Units were being suspended.  In addition, on such date, this estimated fair value of the note receivable from such issuer held by the Fund was reduced to zero from approximately $2.7 million.  Boston Management will continue to monitor this issuer and intends to take such action as it deems appropriate with respect to its rights in such issuer and the valuation of the Partnership Preference Units and the note receivable held.  The net unrealized depreciation of approximately $3.2 million at September 30, 2005 consisted of approximately $3.7 million of unrealized depreciation as a result of decreases in the per unit values of Partnership Preference Units held, due primarily to increasing long-term interest rates, and approximately $0.5 million of unrealized appreciation resulting from the recharacterization of previously recorded unrealized depreciation as realized losses due to the sales of Partnership Preference Units.

Distributions from Partnership Preference Units for the quarter ended September 30, 2006 were approximately $3.6 million compared to approximately $4.6 million for the quarter ended September 30, 2005, a decrease of $1.0 million or 22%. The decrease was principally due to fewer Partnership Preference Units held on average during the quarter ended September 30, 2006. For the quarter ended September 30, 2005, the decrease in distributions was due principally to fewer Partnership Preference Units held on average, as well as lower average distribution rates for the Partnership Preference Units held during the quarter.

Performance of Interest Rate Swap Agreements. For the quarter ended September 30, 2006, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $5.5 million, compared to net realized and unrealized gains of approximately $3.7 million for the quarter ended September 30, 2005. Net realized and unrealized losses on swap agreements for the quarter ended September 30, 2006 consisted of $6.4 million of unrealized depreciation due to changes in swap agreement valuations offset in part by $0.9 million of periodic payments received pursuant to outstanding swap agreements (and classified as net realized gains on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements). For the quarter ended September 30, 2005, net realized and unrealized gains on swap agreements consisted of unrealized appreciation of $4.6 million on swap agreement valuation changes offset in part by $0.9 million of swap agreement periodic payments. The negative impact on Fund performance for the quarter ended September 30, 2006 from changes in swap agreement valuations was attributable to a decrease in swap rates during the period. The positive contribution for the quarter ended September 30, 2005 from changes in swap agreement valuations was attributable to an increase in swap rates during the period.

MD&A for the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005.

Performance of the Fund. The Fund’s total return was 7.48% for the nine months ended September 30, 2006. This return reflects an increase in the Fund’s net asset value per share from $132.33 to $137.21 and a distribution of $4.71 per share during the period. The S&P 500 Index had a total return of 8.52% over the same period. Last year, the Fund had a total return of 3.49% for the nine months ended September 30, 2005. This return reflected an increase in the Fund’s net asset value per share from $126.88 to $128.77 and a distribution of $2.38 per share during the period. The S&P 500 Index had a total return of 2.77% over the same period.

Performance of the Portfolio. For the nine months ended September 30, 2006, the Portfolio had a total return of 7.68%, which compares to the 8.52% total return of the S&P 500 Index over the same period. In the first half of 2006, U.S. equity markets posted mixed results as positive earnings and corporate indicators were offset by economic, inflation and geopolitical concerns. In the third quarter, a continued pause in interest rate hikes and significant energy price declines fueled an equity rally. Better than expected earnings results, healthy consumer trends and increased merger and acquisition activity also positively influenced market activity during the period. During the first three quarters of 2006, style and market capitalization leadership trends remained unchanged from the same period last year as small-cap stocks outperformed large-cap stocks and the performance of value stocks, particularly within the large-cap space, remained ahead of growth stocks.

During the nine months ended September 30, 2006, telecommunications, energy and financials were the top performing S&P 500 Index sectors, while information technology, materials and health care were the worst. Market leading industries in the first nine months of 2006 included diversified telecommunications services, automotive and independent power producers. In contrast, internet and catalog retailers, household durables and diversified consumer service industries were among the weakest performing industries.

The Portfolio’s sector allocation at September 30, 2006 remained broadly similar to that as of September 30, 2005, with a slight increase to the industrials, consumer discretionary and health care sectors and a slight decrease to the energy and telecommunications sectors. The Portfolio’s de-emphasis of the stronger-performing telecommunications and utilities sectors coupled with relatively weaker performance of the Portfolio’s energy and health care stocks were the primary detractors to the Portfolio’s relative returns versus the S&P 500 Index over the first three quarters of 2006. Sub-par performance of the Portfolio’s investments in biotechnology and multi-line retail industries also hurt relative returns.

The Portfolio’s overweighting of the strong-performing consumer staples and financials sectors and de-emphasis of the lagging information technology sector were beneficial to the Portfolio during the period. In addition, the Portfolio benefited from relatively stronger performance of its holdings within the machinery and metals and mining industries.

Performance of Real Estate Investments. During the nine months ended September 30, 2006, rental income from real estate operations was approximately $11.1 million compared to approximately $15.7 million for the nine months ended September 30, 2005, a decrease of $4.6 million or 29%. This decrease in rental income from real estate operations was principally due to the sale of Bel Residential in February 2005 and a decrease in the rental income of Elkhorn. For the nine months ended September 30, 2005, rental income from real estate operations decreased principally due to Belair Real Estate’s February 2005 sale of its interest in Bel Residential, offset in part by the rental income of Elkhorn, which was acquired in 2004.

During the nine months ended September 30, 2006, property operating expenses were approximately $4.7 million compared to approximately $6.0 million for the nine months ended September 30, 2005, a decrease of $1.3 million or 22%. This decrease in property operating expenses was principally due to the sale of Bel Residential referenced above and a decrease in the property and maintenance expenses of the properties held by Elkhorn. For the nine months ended September 30, 2005, property operating expenses decreased principally due to Belair Real Estate’s sale of Bel Residential referenced above and a decrease in the property and maintenance expenses of the properties held by Elkhorn.

The estimated fair value of the real properties indirectly held through Belair Real Estate was approximately $181.9 million at September 30, 2006 compared to approximately $174.2 million at December 31, 2005, a net increase of $7.7 million or 4%. This net increase in the estimated fair values of the real properties for the nine months ended September 30, 2006 was principally due to modest net increases in the estimated fair values of the properties held by Elkhorn. Estimated fair values have increased due both to modest growth expected in near-term property earnings and to lower capitalization and discount rates applied in valuing the properties.

During the nine months ended September 30, 2006, the Fund saw net unrealized appreciation in the estimated fair values of its other real estate investments (which include Elkhorn and certain debt and common equity investments) of approximately $5.3 million compared to approximately $1.6 million of unrealized appreciation for the nine months ended September 30, 2005, an increase of $3.7 million. Net unrealized appreciation of $5.3 million during the nine months ended September 30, 2006 was primarily due to net increases in the estimated fair values of the properties held by Elkhorn. Net unrealized appreciation of $1.6 million during the nine months ended September 30, 2005 was due to modest increases in the estimated fair values of the properties held by Elkhorn, offset in part by the recharacterization of previously recorded unrealized appreciation as realized gains as a result of the sale of Bel Residential and a slight depreciation in the value of certain common equity investments.

During the nine months ended September 30, 2006, Belair Real Estate acquired interests in additional Partnership Preference Units for approximately $25.0 million (representing acquisitions from real estate investment affiliates of other investment funds advised by Boston Management). During the nine months ended September 30, 2006, Belair Real Estate also sold certain of its Partnership Preference Units for approximately $79.7 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a net loss of approximately $1.5 million on the transactions. At September 30, 2006, the estimated fair value of Belair Real Estate’s Partnership Preference Units was approximately $197.7 million compared to approximately $260.6 million at December 31, 2005, a decrease of $62.9 million or 24%. The net decrease in the estimated fair values was principally due to fewer Partnership Preference Units held at September 30, 2006 and decreases in the per unit values of the Partnership Preference Units held. Estimated fair values for Partnership Preference Units were negatively impacted by rising interest rates during the nine months ended September 30, 2006.

The Fund saw net unrealized depreciation in the estimated fair value of its Partnership Preference Units of approximately $6.8 million during the nine months ended September 30, 2006 compared to net unrealized appreciation of approximately $3.7 million for the nine months ended September 30, 2005. The net unrealized depreciation of approximately $6.8 million during the nine months ended September 30, 2006 consisted of approximately $8.1 million of unrealized depreciation as a result of decreases in the per unit values of Partnership Preference Units during the period, offset by approximately $1.3 million of unrealized appreciation resulting from the recharacterization of previously recorded unrealized depreciation as realized losses due to the sales of Partnership Preference Units. The net unrealized appreciation of approximately $3.7 million during the first nine months of 2005 consisted of approximately $3.5 million of unrealized appreciation as a result of increases in the per unit values of Partnership Preference Units held during the period and approximately $0.2 million of unrealized appreciation resulting from the recharacterization of previously recorded unrealized depreciation as realized losses due to the sales of Partnership Preference Units.

Distributions from Partnership Preference Units for the nine months ended September 30, 2006 were approximately $11.2 million compared to approximately $15.7 million for the nine months ended September 30, 2005, a decrease of $4.5 million or 29%. The decrease was principally due to fewer Partnership Preference Units held on average during the nine months ended September 30, 2006. Distributions from Partnership Preference Units decreased during the first nine months of 2005 principally due to fewer Partnership Preference Units held on average and lower average distribution rates during the nine months ended September 30, 2005.

Performance of Interest Rate Swap Agreements. For the nine months ended September 30, 2006, net realized and unrealized gains on the Fund’s interest rate swap agreements totaled approximately $1.5 million, compared to net realized and unrealized gains of approximately $1.1 million for the nine months ended September 30, 2005. Net realized and unrealized gains on swap agreements for the nine months ended September 30, 2006 consisted of $1.5 million of periodic payments received pursuant to outstanding swap agreements (and classified as net realized gains on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements). For the nine months ended September 30, 2005, unrealized appreciation of $5.1 million on swap agreement valuation changes was offset in part by $4.0 million of swap agreement periodic payments. For the nine months ended September 30, 2006, changes in swap rates for swaps with maturities comparable to the Fund’s swaps were modest, resulting in minimal impact to the Fund’s performance from changes in swap agreement valuations. The positive contribution to Fund performance for the nine months ended September 30, 2005 from changes in swap agreement valuations was attributable to an increase in swap rates during the period for swaps with maturities comparable to those of the Fund’s swaps.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments. The Fund will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of September 30, 2006, the Fund had outstanding borrowings of $406.0 million and unused loan commitments of $55.0 million under the Credit Facility.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its borrowings under the Credit Facility. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of September 30, 2006, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $9.1 million. As of December 31, 2005, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $9.2 million.

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

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund’s significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Notes 5 and 6 to the Fund’s unaudited condensed consolidated financial statements in Item 1 above.

Interest Rate Sensitivity Cost, Principal (Notional) Amount by Contractual Maturity and Callable Date for the Twelve Months Ended September 30,*

								Estimated
								Fair Value
								as of
								September
	2007	2008	2009	2010	2011	Thereafter	Total	30, 2006

Rate sensitive liabilities:

Long-term debt:

Fixed-rate mortgage						$135,000,000	$135,000,000	$136,800,000

Average interest rate						5.67%	5.67%

Variable-rate Credit
Facility				$406,000,000			$406,000,000	$406,000,000

Average interest rate				5.62%			5.62%

Rate sensitive derivative
financial instruments:

Pay fixed/ receive variable
interest rate swap
agreements				$378,782,000			$378,782,000	$9,137,122

Average pay rate				4.73%			4.73%

Average receive rate				5.62%			5.62%

Rate sensitive
investments:

Fixed-rate Partnership
Preference Units:

Colonial Realty Limited
Partnership, 7.25%
Series B Cumulative
Redeemable Perpetual
Preferred Units,
Callable 8/24/09,
Current Yield: 7.45%			$17,918,598				$17,918,598	$19,962,900

Essex Portfolio L.P.,
7.875% Series D
Cumulative Redeemable
Preferred Units,
Callable 7/28/10,
Current Yield: 7.76%				$15,399,300			$15,399,300	$15,219,660

								Estimated
								Fair Value
								as of
								September
	2007	2008	2009	2010	2011	Thereafter	Total	30, 2006

MHC Operating Limited
Partnership, 8.0625%
Series D Cumulative
Redeemable Perpetual
Preference Units,
Callable 3/24/10,
Current Yield: 8.11%				$50,000,000			$50,000,000	$49,720,000

National Golf Operating
Partnership, L.P., 11%
Series A Cumulative
Redeemable Preferred
Units, Callable 2/6/03,
Current Yield: 11.34%**	$31,454,184						$31,454,184	$32,018,616

National Golf Operating
Partnership, L.P., 11%
Series B Cumulative
Redeemable Preferred
Units, Callable 2/6/03,
Current Yield: 11.34%**	$5,000,000						$5,000,000	$4,848,000

PSA Institutional Partners,
L.P., 6.4% Series NN
Cumulative Redeemable
Perpetual Preferred Units,
Callable 3/17/10,
Current Yield: 7.00%				$29,541,670			$29,541,670	$26,963,000

PSA Institutional Partners,
L.P., 7.25% Series J
Cumulative Redeemable
Perpetual Preferred Units,
Callable 5/9/11,
Current Yield: 7.18%					$25,000,000		$25,000,000	$25,240,000

Vornado Realty, L.P., 7%
Series D-10 Cumulative
Redeemable Preferred
Units, Callable 11/17/08,
Current Yield: 7.08%(1)			$21,077,344				$21,077,344	$23,732,187

Note Receivable:

Fixed-rate note receivable,
8%						$2,070,580	$2,070,580	$2,686,574

* The amounts listed reflect the Fund’s positions as of September 30, 2006. The Fund’s current positions may differ.

** Subsequent to September 30, 2006, this issuer suspended payment of distributions to the Fund.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although in the ordinary course of business the Fund and its directly and indirectly controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which they are subject.

Item 1A. Risk Factors.

There have been no material changes from risk factors as previously disclosed in the Fund’s Form 10-K for the year ended December 31, 2005 in response to Item 1A to Part 1 of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2005, shares of the Fund may be redeemed by Fund shareholders on any business day. Redemptions are met at the net asset value per share of the Fund. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible for redemption. During each month in the quarter ended September 30, 2006, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share

July 31, 2006	69,397.379	$129.27

August 31, 2006	120,211.914	$131.56

September 30, 2006	91,795.705	$133.85

Total	281,404.998	$132.25

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended September 30, 2006.

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
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on November 9, 2006.

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