Form 10-Q
period 2007-06-30
BELAIR CAPITAL FUND LLC
filed 2007-08-09
CIK 1050816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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
Large Accelerated Filer  X         Accelerated Filer          Non-Accelerated Filer __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes __  No X

Explanatory Note

The Quarterly Report on Form 10-Q of Belair Capital Fund LLC (the Fund) for the three and six months ended June 30, 2007 contains unaudited condensed restated consolidated financial statements for the three and six months ended June 30, 2006. The condensed consolidated financial statements have been restated to present the Fund’s investment in real estate joint ventures (as described herein) using the equity method and to correct the allocation between realized gain (loss) and unrealized appreciation (depreciation) for certain investments. The restatement did not affect the Fund’s net asset value per share, net assets, net investment income, net increase in net assets from operations or total return.

	Belair Capital Fund LLC
	Index to Form 10-Q
PART I.	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements (Unaudited).	4
	Condensed Consolidated Statements of Assets and Liabilities as of
	June 30, 2007 and December 31, 2006	4
	Condensed Consolidated Statements of Operations for the
	Three Months Ended June 30, 2007 and 2006 (Restated) and for the
	Six Months Ended June 30, 2007 and 2006 (Restated)	5
	Condensed Consolidated Statements of Changes in Net Assets for the Six
	Months Ended June 30, 2007 and the Year Ended December 31, 2006	7
	Condensed Consolidated Statements of Cash Flows for the Six
	Months Ended June 30, 2007 and 2006 (Restated)	8
	Financial Highlights for the Six Months Ended June 30, 2007 and the
	Year Ended December 31, 2006	10
	Notes to Condensed Consolidated Financial Statements as of June 30, 2007	11
Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations (MD&A).	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22
Item 4.	Controls and Procedures.	25
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings.	26
Item 1A.	Risk Factors.	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26
Item 3.	Defaults Upon Senior Securities.	26

PART I. FINANCIAL INFORMATION Item 1. Financial Statements.

BELAIR CAPITAL FUND LLC Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	June 30, 2007	December 31, 2006

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$ 1,185,580,015	$ 1,187,214,537
Investment in Partnership Preference Units	164,314,314	175,991,826
Investment in Real Estate Joint Venture	53,538,110	45,848,031
Investment in Wholly Owned Property	79,600,000	81,059,630
Investment in other real estate	0	0
Affiliated investment	1,451,943	5,263,378

Total investments	$ 1,484,484,382	$ 1,495,377,402
Cash	6,076,821	2,353,329
Distributions and interest receivable	2,091,833	2,091,985
Interest receivable from affiliated investment	11,196	19,413
Swap interest receivable	56,005	48,248
Open interest rate swap agreements, at value	9,730,039	8,768,111
Other assets	285,534	60,000

Total assets	$ 1,502,735,810	$ 1,508,718,488

Liabilities:
Loan payable – Credit Facility	$ 442,000,000	$ 492,000,000
Mortgage note payable	60,700,000	-
Payable for Fund Shares redeemed	-	326,731
Special Distributions payable	-	19,976
Payable to affiliate for investment advisory and administrative fees	385,781	372,864
Payable to affiliate for servicing fees	59,222	75,546
Other accrued expenses:
Interest expense	718,328	417,700
Other expenses and liabilities	192,654	352,945
Minority interest in subsidiary	210,000	210,000

Total liabilities	$ 504,265,985	$ 493,775,762

Net assets	$ 998,469,825	$ 1,014,942,726

Shareholders’ Capital	$ 998,469,825	$ 1,014,942,726

Shares outstanding (unlimited number of shares authorized)	6,636,637	7,073,595

Net asset value and redemption price per share	$ 150.45	$ 143.48

See notes to unaudited condensed consolidated financial statements 4

BELAIR CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended

		June 30, 2006		June 30, 2006
	June 30, 2007	(Restated)(1)	June 30, 2007	(Restated)(1)

Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $283,642, $229,068,
$299,846 and $263,299, respectively)	$ 6,211,448	$ 6,331,599	$ 11,780,896	$ 11,952,107
Interest allocated from Belvedere Company	105,344	128,101	135,146	132,111
Security lending income allocated from
Belvedere Company, net	46,332	13,750	51,414	18,426
Expenses allocated from Belvedere Company	(1,780,988)	(1,951,671)	(3,533,203)	(3,955,032)

Net investment income allocated from
Belvedere Company	$ 4,582,136	$ 4,521,779	$ 8,434,253	$ 8,147,612
Distributions from Partnership Preference Units	2,447,813	3,589,522	5,047,625	7,540,797
Rental income from Wholly Owned Property	1,213,317	-	2,426,634	-
Net investment income from Real Estate Joint Venture	546,116	124,753	1,193,470	127,870
Interest	1,346	209,318	2,619	339,423
Interest allocated from affiliated investment	38,319	-	142,030	-
Expenses allocated from affiliated investment	(3,660)	-	(13,358)	-

Total investment income	$ 8,825,387	$ 8,445,372	$ 17,233,273	$ 16,155,702

Expenses:
Investment advisory and administrative fees	$ 1,162,974	$ 1,159,068	$ 2,312,217	$ 2,345,907
Servicing fees	59,222	90,178	115,340	192,028
Interest expense on Credit Facility	6,280,970	5,918,418	12,704,375	11,149,969
Interest expense on mortgage note	865,167	-	1,616,248	-
Miscellaneous	309,935	110,628	579,947	257,831

Total expenses	$ 8,678,268	$ 7,278,292	$ 17,328,127	$ 13,945,735

Net investment income (loss)	$ 147,119	$ 1,167,080	$ (94,854)	$ 2,209,967

See notes to unaudited condensed consolidated financial statements 5

BELAIR CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended		Six Months Ended

		June 30, 2006		June 30, 2006
	June 30, 2007	(Restated)(1)	June 30, 2007	(Restated)(1)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions and foreign currency
transactions allocated from Belvedere
Company (identified cost basis)	$ 17,468,343	$ 18,060,212	$ 27,221,094	$ 28,599,576
Investment transactions in Partnership
Preference Units (identified cost basis)	(792,013)	(1,055,260)	(755,612)	(872,006)
Interest rate swap agreements(2)	849,403	529,839	1,697,048	622,941

Net realized gain	$ 17,525,733	$ 17,534,791	$ 28,162,530	$ 28,350,511

Change in unrealized appreciation (depreciation) –
Investments and foreign currency allocated
from Belvedere Company (identified cost basis)	$ 46,042,714	$ (40,618,399)	$ 34,221,444	$ 2,236,691
Investments in Partnership Preference Units
(identified cost basis)	(2,553,739)	(5,384,209)	(1,399,802)	(10,940,135)
Investments in Real Estate Joint Venture	(2,376,566)	3,113,853	4,496,609	4,624,865
Investment in Wholly Owned Property	(1,456,891)	-	(1,456,891)	-
Investments in other real estate	-	(2,730,282)	-	774,650
Interest rate swap agreements	2,884,142	2,845,996	961,928	6,382,329

Net change in unrealized appreciation (depreciation)	$ 42,539,660	$ (42,773,041)	$ 36,823,288	$ 3,078,400

Net realized and unrealized gain (loss)	$ 60,065,393	$ (25,238,250)	$ 64,985,818	$ 31,428,911

Net increase (decrease) in net assets from operations	$ 60,212,512	$ (24,071,170)	$ 64,890,964	$ 33,638,878

(1) See Note 9.
(2) Amounts represent net interest earned in connection with interest rate swap agreements (Note 6).

See notes to unaudited condensed consolidated financial statements 6

BELAIR CAPITAL FUND LLC Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Six Months Ended	Year Ended
	June 30, 2007	December 31, 2006

Increase (Decrease) in Net Assets:
From operations –
Net investment income (loss)	$ (94,854)	$ 3,388,295
Net realized gain from investment transactions, foreign
currency transactions and interest rate swap agreements	28,162,530	42,353,903
Net change in unrealized appreciation (depreciation) of
of investments, foreign currency and interest rate
swap agreements	36,823,288	89,395,333

Net increase in net assets from operations	$ 64,890,964	$ 135,137,531

Transactions in Fund Shares –
Net asset value of Fund Shares issued to Shareholders
in payment of distributions declared	$ 6,859,051	$ 16,482,811
Net asset value of Fund Shares redeemed	(71,186,468)	(337,483,321)

Net decrease in net assets from Fund Share transactions	$ (64,327,417)	$ (321,000,510)

Distributions –
Distributions to Shareholders	$ (17,036,448)	$ (43,865,162)
Special Distributions to Shareholders	-	(19,976)

Total distributions	$ (17,036,448)	$ (43,885,138)

Net decrease in net assets	$ (16,472,901)	$ (229,748,117)

Net assets:
At beginning of period	$ 1,014,942,726	$ 1,244,690,843

At end of period	$ 998,469,825	$ 1,014,942,726

See notes to unaudited condensed consolidated financial statements 7

BELAIR CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended

		June 30, 2006
	June 30, 2007	(Restated)(1)

Cash Flows From Operating Activities –
Net increase in net assets from operations	$ 64,890,964	$ 33,638,878
Adjustments to reconcile net increase in net assets from
operations to net cash flows provided by operating activities –
Net investment income allocated from Belvedere Company	(8,434,253)	(8,147,612)
Net investment income from Real Estate Joint Venture	(1,193,470)	(127,870)
Capital contributions to Real Estate Joint Venture	(2,000,000)	-
Distributions of earnings from Real Estate Joint Venture	-	832,506
Decrease in affiliated investment	3,811,435	-
Increase in short-term investments	-	(5,919,059)
Increase in note receivable from other real estate investments	-	(101,241)
Decrease in distributions and interest receivable	152	461
Decrease in interest receivable from affiliated investment	8,217	-
Increase in interest receivable for open swap agreements	(7,757)	(56,162)
Increase in other assets	(225,534)	-
Increase (decrease) in payable to affiliate for investment
advisory and administrative fees	12,917	(42,283)
Decrease in payable to affiliate for servicing fees	(16,324)	(22,318)
Decrease in interest payable for open swap agreements	-	(3,417)
Increase in accrued interest and other accrued
expenses and liabilities	140,337	96,904
Purchases of Partnership Preference Units	(10,741)	(25,018,667)
Proceeds from sales of Partnership Preference Units	9,532,839	62,689,642
Reimbursement from purchase of Wholly Owned Property	2,739	-
Net interest earned on interest rate swap agreements	1,697,048	622,941
Net realized gain from investment transactions, foreign
currency transactions and interest rate swap agreements	(28,162,530)	(28,350,511)
Net change in unrealized (appreciation) depreciation of
investments, foreign currency and interest rate
swap agreements	(36,823,288)	(3,078,400)

Net cash flows provided by operating activities	$ 3,222,751	$ 27,013,792

Cash Flows From Financing Activities –
Proceeds from Credit Facility	$ 3,000,000	$ 36,000,000
Repayments of Credit Facility	(53,000,000)	(36,000,000)
Proceeds from mortgage note	60,700,000	-
Payments for Fund Shares redeemed	(1,886)	(711)
Distributions paid to Shareholders	(10,177,397)	(27,382,351)
Special distribution paid to Shareholders	(19,976)	-

Net cash flows provided by (used in) financing activities	$ 500,741	$ (27,383,062)

Net increase (decrease) in cash	$ 3,723,492	$ (369,270)

Cash at beginning of period	$ 2,353,329	$ 2,630,667

Cash at end of period	$ 6,076,821	$ 2,261,397

See notes to unaudited condensed consolidated financial statements 8

BELAIR CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

Six Months Ended

June 30, 2006
	June 30, 2007	(Restated)(1)

Supplemental Disclosure and Non-cash Operating and
Financing Activities –
Interest paid on loan – Credit Facility	$ 12,676,337	$ 10,991,577
Interest paid on mortgage note	$ 1,324,272	$ -
Interest received on swap agreements, net	$ (1,689,291)	$ (563,362)
Reinvestment of distributions paid to Shareholders	$ 6,859,051	$ 16,482,811
Market value of securities distributed in payment
of redemptions	$ 71,511,313	$ 121,501,403

(1) See Note 9.

See notes to unaudited condensed consolidated financial statements 9

BELAIR CAPITAL FUND LLC Condensed Consolidated Financial Statements (Unaudited) (Continued) Financial Highlights

	Six Months Ended	Year Ended
	June 30, 2007	December 31, 2006

Net asset value – Beginning of period	$ 143.480	$ 132.330

Income (loss) from operations

Net investment income (loss)(1)	$ (0.014)	$ 0.393
Net realized and unrealized gain	9.404	15.469

Total income from operations	$ 9.390	$ 15.862

Distributions

Distributions to Shareholders	$ (2.420)	$ (4.710)
Special Distributions to Shareholders	-	(0.002)

Total distributions	$ (2.420)	$ (4.712)

Net asset value – End of period	$ 150.450	$ 143.480

Total Return(2)	6.65% (3)	12.39%

Ratios as a percentage of average net assets

Expenses of Wholly Owned Property(4)	0.32%(9)	0.00%(10)
Belair Capital Fund LLC Expenses
Interest and other borrowing costs(5)(6)	2.55%(9)	2.01%
Investment advisory and administrative fees, servicing
fees and other operating expenses(5)(7)	1.31%(9)	1.16%

Total expenses	4.18%(9)	3.17%

Net investment income (loss)(6)	(0.02)%(9)	0.29%

Ratios as a percentage of average gross assets(8)

Expenses of Wholly Owned Property(4)	0.20%(9)	0.00%(10)
Belair Capital Fund LLC Expenses
Interest and other borrowing costs(5)(6)	1.58%(9)	1.38%
Investment advisory and administrative fees, servicing
fees and other operating expenses(5)(7)	0.81%(9)	0.79%

Total expenses	2.59%(9)	2.17%

Net investment income (loss)(6)	(0.01)%(9)	0.20%

Supplemental Data

Net assets, end of period (000’s omitted)	$ 998,470	$ 1,014,943
Portfolio turnover of Tax-Managed Growth Portfolio(11)	1%	1%

(1)	Calculated using average shares outstanding.
(2)	Returns are historical and calculated by determining the percentage change in net asset value with all distributions reinvested.
(3)	Not annualized.
(4)	Represents expenses incurred by Belair Real Estate Corporation's (Belair Real Estate) Wholly Owned Property.
(5)	Includes the expenses of Belair Capital Fund LLC (Belair Capital) and Belair Real Estate. Does not include expenses of Belair Real
Estate's Wholly Owned Property.
(6)	Ratios do not include net interest earned in connection with interest rate swap agreements. Had such amounts been included, ratios would have been higher or lower.
(7)	Includes Belair Capital’s share of Belvedere Capital Fund Company LLC's allocated expenses, including those expenses allocated from
Tax-Managed Growth Portfolio and Cash Management Portfolio.
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
(11)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The total turnover rate of Tax-Managed Growth Portfolio including in-kind contributions and distributions was 4% and 7% for the six months ended
June 30, 2007 and the year ended December 31, 2006, respectively.

See notes to unaudited condensed consolidated financial statements 10

BELAIR CAPITAL FUND LLC as of June 30, 2007
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

The Fund is a partnership and does not incur income tax liability, and the shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss and deduction. Belair Real Estate Corporation (Belair Real Estate) has qualified and intends to qualify as a real estate investment trust (REIT) and generally intends to distribute at least 100% of its taxable income to the Fund. As a result of its REIT status, Belair Real Estate is able to claim a dividends paid deduction on its tax return to deduct the full amount of common and preferred dividends paid to stockholders when computing its annual federal taxable income, which results in Belair Real Estate’s taxable income being passed through to the Fund.

3 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term obligations, for the six months ended June 30, 2007 and June 30, 2006:

Six Months Ended

Investment Transactions	June 30, 2007	June 30, 2006

Decreases in investment in Belvedere Capital Fund Company LLC	$ 71,511,313	$ 121,501,403
Purchases of Partnership Preference Units	$ 10,741	$ 25,018,667
Sales of Partnership Preference Units (1)	$ 9,532,839	$ 62,689,642

(1)	Sales of Partnership Preference Units for the six months ended June 30, 2007 and 2006 represent Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management and Research for which losses of $755,612 and $872,006 were recognized, respectively.

4 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company) for the six months ended June 30, 2007 and 2006, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

Six Months Ended

	June 30, 2007	June 30, 2006

Belvedere Company’s interest in the Portfolio(1)	$ 15,510,538,738	$ 13,612,210,990
The Fund’s investment in Belvedere Company(2)	$ 1,185,580,015	$ 1,275,185,716
Income allocated to Belvedere Company from the Portfolio	$ 153,048,883	$ 124,577,537
Income allocated to the Fund from Belvedere Company	$ 11,967,456	$ 12,102,644
Expenses allocated to Belvedere Company from the Portfolio	$ 33,634,723	$ 30,250,511
Expenses allocated to the Fund from Belvedere Company(3)	$ 3,533,203	$ 3,955,032
Net realized gain from investment transactions and foreign currency
transactions allocated to Belvedere Company from the Portfolio	$ 349,641,643	$ 293,932,775
Net realized gain from investment transactions and foreign currency
transactions allocated to the Fund from Belvedere Company	$ 27,221,094	$ 28,599,576
Net change in unrealized appreciation (depreciation) of investments and foreign currency allocated to Belvedere Company from the
Portfolio	$ 437,085,808	$ 2,396,788
Net change in unrealized appreciation (depreciation) of investments and
foreign currency allocated to the Fund from Belvedere Company	$ 34,221,444	$ 2,236,691

(1)	As of June 30, 2007 and 2006, the value of Belvedere Company’s interest in the Portfolio represents 73.9% and 72.1% of the Portfolio’s net assets, respectively.

(2)	As of June 30, 2007 and 2006, the Fund’s investment in Belvedere Company represents 7.6% and 9.4% of Belvedere Company’s net assets, respectively.

(3)	Expenses allocated to the Fund from Belvedere Company include:

Six Months Ended

	June 30, 2007	June 30, 2006

Expenses allocated from the Portfolio	$ 2,630,619	$ 2,944,182
Servicing fees	$ 883,173	$ 989,298
Operating expenses	$ 19,411	$ 21,552

A summary of the Portfolio’s Statement of Assets and Liabilities at June 30, 2007, December 31, 2006 and June 30, 2006 and its operations for the six months ended June 30, 2007, for the year ended December 31, 2006 and for the six months ended June 30, 2006 follows:

	June 30, 2007	December 31, 2006	June 30, 2006

Investments, at value	$ 21,017,676,485	$ 20,355,992,040	$ 18,934,068,161
Other assets	30,373,412	39,293,430	34,515,320

Total assets	$ 21,048,049,897	$ 20,395,285,470	$ 18,968,583,481

Collateral for securities loaned	$ 51,034,581	$ -	$ 72,500,000
Management fee payable	7,477,416	7,278,009	6,735,653
Other liabilities	1,164,789	715,214	754,547

Total liabilities	$ 59,676,786	$ 7,993,223	$ 79,990,200

Net assets	$ 20,988,373,111	$ 20,387,292,247	$ 18,888,593,281

Dividends and interest	$ 208,202,519	$ 355,816,931	$ 175,092,342

Investment adviser fee	$ 43,993,696	$ 83,323,602	$ 41,339,905
Other expenses	1,529,784	2,966,211	1,142,069
Total expense reductions	(90)	(99)	(99)

Net expenses	$ 45,523,390	$ 86,289,714	$ 42,481,875

Net investment income	$ 162,679,129	$ 269,527,217	$ 132,610,467
Net realized gain from investment
transactions and foreign currency
transactions	545,049,808	644,738,498	453,652,551
Net change in unrealized
appreciation (depreciation) of
investments and foreign currency	523,098,477	1,577,971,043	(29,804,533)

Net increase in net assets from
operations	$ 1,230,827,414	$ 2,492,236,758	$ 556,458,485

5 Investments in Real Estate Joint Venture

At June 30, 2007 and December 31, 2006, Belair Real Estate held an investment in one real estate joint venture (Real Estate Joint Venture), Elkhorn Property Trust (Elkhorn). Belair Real Estate holds a majority economic interest of 82.8% and 81.4% in Elkhorn as of June 30, 2007 and December 31, 2006, respectively. Elkhorn owns industrial distribution properties. Condensed summary financial data of the Real Estate Joint Venture is presented below. The investment in real estate is presented at estimated fair value.

	June 30, 2007	December 31, 2006

Assets:
Investment in real estate	$ 196,804,323	$ 190,672,934
Other assets	5,305,358	2,424,748

Total assets	$ 202,109,681	$ 193,097,682

Liabilities and Shareholders’ Equity:
Mortgage notes payable(1)	$ 135,000,000	$ 135,000,000
Other liabilities	2,210,128	1,533,320

Total liabilities	$ 137,210,128	$ 136,533,320

Shareholders’ equity	$ 64,899,553	$ 56,564,362

Total liabilities and shareholders’ equity	$ 202,109,681	$ 193,097,682

(1)	The estimated fair value of the mortgage notes payable is approximately $133,500,000 and $135,600,000 as of June 30, 2007 and December 31, 2006, respectively. The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty unless the rental property financed by the mortgage notes payable is sold. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related rental property prior to the maturity date. The fair value of the mortgage notes is based on estimates using discounted cash flow analysis and currently prevailing interest rates.

	Three Months Ended		Six Months Ended

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenues	$ 4,502,408	$ 4,048,906	$ 9,091,184	$ 7,671,879
Expenses	3,845,690	3,895,284	7,649,795	7,514,404

Net investment income before unrealized
appreciation (depreciation)	$ 656,718	$ 153,622	$ 1,441,389	$ 157,475
Change in net unrealized appreciation
(depreciation)	(3,110,571)	3,676,998	4,393,802	5,338,466

Net increase (decrease) in net assets from
operations	$ (2,453,853)	$ 3,830,620	$ 5,835,191	$ 5,495,941

6 Interest Rate Swap Agreements

Belair Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on Belair Capital’s net asset value. Under such agreements, Belair Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at June 30, 2007 and December 31, 2006 are listed below.

	Notional Amount (000’s omitted)			Initial Optional Termination Date
					Final Termination Date	Unrealized Appreciation at
Effective Date		Fixed Rate	Floating Rate
						June 30, 2007	December 31, 2006

10/03	$20,000	4.045%	LIBOR + 0.30%	-	6/10	$ 844,790	$ 790,295
10/03	61,500	4.865%	LIBOR + 0.30%	07/04	6/10	1,382,089	1,227,298
10/03	75,000	4.795%	LIBOR + 0.30%	09/04	6/10	1,809,187	1,619,409
10/03	42,000	4.69%	LIBOR + 0.30%	02/05	6/10	1,122,236	1,023,269
10/03	49,000	4.665%	LIBOR + 0.30%	03/05	6/10	1,338,005	1,223,177
10/03	35,330	4.18%	LIBOR + 0.30%	07/09	6/10	1,386,512	1,297,642
02/04	95,952	5.00%	LIBOR + 0.30%	08/04	6/10	1,847,220	1,587,021

						$ 9,730,039	$ 8,768,111

7 Debt

Mortgage Note - In January 2007, Bel Scudders 3 LLC (Bel Scudders 3) obtained first mortgage financing for its investment in real property in the amount of $60,700,000, maturing February 2017. The mortgage note, which bears interest at a fixed-rate of 5.61% per annum, is secured by the rental property held by Bel Scudders 3 and is generally without recourse to Belair Capital and Belair Real Estate, except that there may be recourse for certain liabilities arising from actions such as fraud, misrepresentation, misappropriation of funds or breach of material covenants and liabilities arising from environmental conditions. In the event that the tenant of the property held by Bel Scudders 3 elects not to exercise the lease renewal option following the initial lease term (expiring in 2018), or if the tenant’s credit rating is downgraded below investment grade, the Fund may be required to, directly or indirectly, post a letter of credit or cash with the mortgage lender for an amount equal to $3,500,000. Such amount would be used to pay the costs incurred by the Fund in re-leasing the property, with any remaining amount to be returned to the Fund upon the re-leasing of the property or repayment of the mortgage.

8 Segment Information

Belair Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s investment income includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belair Capital invests in real estate assets through its subsidiary, Belair Real Estate. Belair Real Estate invests directly and indirectly in Partnership Preference Units, investments in Real Estate Joint Venture (Note 5), wholly owned real property (Wholly Owned Property) through its subsidiary, Bel Scudders 3 and certain debt and common equity investments. The Fund’s investment income from the real estate assets primarily consists of distribution income from Partnership Preference Units, rental income from Wholly Owned Property and net investment income from the Real Estate Joint Venture.

Belair Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and the net change in unrealized appreciation (depreciation).

The Fund’s Credit Facility borrowings and related interest expense are centrally managed by the Fund. A portion of the Credit Facility borrowings and related interest expense have been allocated to the real estate segment for presentation purposes herein. Credit Facility borrowings allocated to the real estate segment primarily consist of net amounts borrowed to purchase the Fund’s interest in real estate investments. The Fund’s interest rate swap agreement balances are presented as part of the real estate segment for presentation purposes herein. The accounting policies of the reportable segments are the same as those for Belair Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

	Three Months Ended		Six Months Ended

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Investment income
The Portfolio*	$ 4,582,136	$ 4,521,779	$ 8,434,253	$ 8,147,612
Real Estate	4,207,246	3,765,722	8,667,729	7,769,908
Unallocated	36,005	157,871	131,291	238,182

Total investment income	$ 8,825,387	$ 8,445,372	$ 17,233,273	$ 16,155,702

Net increase (decrease)
in net assets from
operations
The Portfolio*	$ 67,566,830	$ (18,623,991)	$ 68,834,002	$ 37,800,299
Real Estate	(5,882,514)	(4,227,038)	(1,164,897)	(1,965,803)
Unallocated(1)	(1,471,804)	(1,220,141)	(2,778,141)	(2,195,618)

Net increase (decrease) in net assets from operations

	$ 60,212,512	$ (24,071,170)	$ 64,890,964	$ 33,638,878

	June 30, 2007	December 31, 2006

Net assets
The Portfolio*	$ 1,185,403,523	$ 1,186,684,071
Real Estate	(102,671,570)	(101,055,959)
Unallocated(2)	(84,262,128)	(70,685,386)

Net Assets	$ 998,469,825	$ 1,014,942,726

* Belair Capital invests indirectly in the Portfolio through Belvedere Company.

(1)	Unallocated amounts pertain to the overall operation of Belair Capital and do not pertain to either segment. Included in this amount are servicing fees and unallocated Credit Facility interest expense as follows:

	Three Months Ended		Six Months Ended

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Servicing fees	$ 59,222	$ 90,178	$ 115,340	$ 192,028
Credit Facility interest expense	$ 1,383,238	$ 1,229,130	$ 2,667,919	$ 2,118,494

(2)	Amount includes unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of June 30, 2007 and December 31, 2006, such borrowings totaled $90,622,275 and $77,903,544, respectively. Unallocated assets represent direct cash and short-term investments held by the Fund, including the Fund’s investment in Cash Management Portfolio. As of June 30, 2007 and December 31, 2006, such amounts totaled $6,633,015 and $7,576,567, respectively.

9 Restatement

In prior years’ condensed consolidated financial statements, Belair Capital had consolidated Real Estate Joint Ventures in which Belair Real Estate held a majority economic interest. After the issuance of the June 30, 2006 condensed consolidated financial statements, but prior to the issuance of its December 31, 2006 financial statements, Belair Capital determined that such investments should not have been consolidated because Belair Real Estate did not have voting rights sufficient to control significant decisions relating to the Real Estate Joint Ventures without the consent of the Real Estate Joint Venture partners and therefore the Real Estate Joint

Venture investments should have been accounted for using the equity method. Accordingly, the Fund has restated its interim condensed consolidated statements of operations for the three and six months ended June 30, 2006 and condensed consolidated statement of cash flows for the six months ended June 30, 2006 to conform to the accounting treatment used at December 31, 2006.

The effect of deconsolidation on the Fund’s financial statements is to eliminate the presentation of the minority shareholder’s interest in the Real Estate Joint Venture investments and to present the Fund’s net investment in the Real Estate Joint Ventures using the equity method. Using the equity method, the Fund reports its share of the current period’s Real Estate Joint Ventures net investment income, realized gains (losses), if any, and unrealized appreciation (depreciation) in the condensed consolidated statements of operations.

Additionally, certain amounts in the June 30, 2006 condensed consolidated financial statements were also restated due to the correction of the allocation of realized gain (loss) from Belvedere Company. This change resulted in a decrease to net realized gain (loss) and an increase in the net change in unrealized appreciation (depreciation) within the interim condensed consolidated statements of operations for the three and six months ended June 30, 2006 and condensed consolidated statement of cash flows for the six months ended June 30, 2006.

The restatement of June 30, 2006 balances has had no effect on the Fund’s previously stated net asset value per share, net assets, net investment income, net increase in net assets from operations or total return. Amounts restated in the Fund’s previously reported condensed consolidated statements of operations for the three and six months ended June 30, 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006

Condensed Consolidated Statements	Previously		Previously
of Operations (Unaudited)	Reported	Restated	Reported	Restated

Rental income	$ 4,021,098	$ —	$ 7,616,448	$ —
Net investment income from Real
Estate Joint Venture	—	124,753	—	127,870
Interest	237,126	209,318	394,854	339,423
Total investment income	$ 12,369,525	$ 8,445,372	$ 23,699,711	$ 16,155,702
Property management and
administrative fees	$ 227,010	$ —	$ 439,762	$ —
Interest expense on mortgage note	1,947,612	—	3,895,224	—
Property and maintenance expenses	771,526	—	1,309,954	—
Property taxes and insurance	835,822	—	1,673,498	—
Miscellaneous	223,942	110,628	453,797	257,831
Total expenses	$ 11,173,576	$ 7,278,292	$ 21,460,139	$ 13,945,735
Net investment income before
minority interest in net income of
controlled subsidiary	$ 1,195,949	$ —	$ 2,239,572	$ —
Minority interests in net income of
controlled subsidiary	(28,869)	—	(29,605)	—
Net realized gain (loss)
Investment transactions and foreign
currency transactions allocated from
Belvedere Company (identified cost
basis)	$ 19,557,941	$ 18,060,212	$ 31,417,584	$ 28,599,576
Net realized gain	$ 19,032,520	$ 17,534,791	$ 31,168,519	$ 28,350,511

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006

Condensed Consolidated Statements	Previously		Previously
of Operations (Unaudited)	Reported	Restated	Reported	Restated

Change in unrealized appreciation
(depreciation)
Investments and foreign currency
allocated from Belvedere Company
(identified cost basis)	$ (42,116,128)	$ (40,618,399)	$ (581,317)	$ 2,236,691
Investments in other real estate	383,571	(2,730,282)	5,399,515	774,650
Investment in Real Estate Joint
Venture	—	3,113,853	—	4,624,865
Net change in unrealized
appreciation (depreciation)	$ (44,270,770)	$ (42,773,041)	$ 260,392	$ 3,078,400

			Six Months Ended
			June 30, 2006

			Previously
Condensed Consolidated Statement of Cash Flow (Unaudited)			Reported	Restated

Net investment income from Real Estate Joint Venture			$ —	$ (127,870)
Distributions of earnings from Real Estate Joint Venture			—	832,506
Decrease in other assets			1,765,130	—
Increase (decrease) in security deposits, accrued interest and
accrued other expenses and liabilities			(617,283)	96,904
Decrease in accrued property taxes			(108,120)	—
Improvements to rental property			(1,219,610)	—
Minority interest in net income of controlled subsidiary			29,605	—
Net realized gain from investment transactions, foreign currency
transactions and interest rate swap agreements			(31,168,519)	(28,350,511)
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements			(260,392)	(3,078,400)
Net cash flows provided by operating activities			$ 26,061,974	$ 27,013,792
Capital contributed by minority shareholder			$ 266,932	$ —
Net cash flows used in financing activities			$ (27,116,130)	$ (27,383,062)
Net decrease in cash			$ (1,054,156)	$ (369,270)
Cash at beginning of period			$ 4,278,246	$ 2,630,667
Cash at end of period			$ 3,224,090	$ 2,261,397
Supplemental Disclosure and Non-cash Operating and
Financing Activities
Interest paid on mortgage note			$ 3,827,250	$ —

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the 1934 Act). Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. The actual results of Belair Capital Fund LLC (the Fund) could differ materially from those contained in the forward-looking statements due to a number of factors. The Fund undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Factors that could affect the Fund’s performance include a decline in the U.S. stock markets or in general economic conditions, adverse developments affecting the real estate industry, or fluctuations in interest rates.

The following discussion should be read in conjunction with the Fund’s unaudited condensed consolidated financial statements and related notes in Item 1 above. The MD&A gives effect to the restatement for the three and six months ended June 30, 2006 as discussed in Note 9 to the condensed consolidated financial statements.

MD&A for the Quarter Ended June 30, 2007 Compared to the Quarter Ended June 30, 2006.

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

The Fund’s total return was 6.18% for the quarter ended June 30, 2007. This return reflects an increase in the Fund’s net asset value per share from $141.70 to $150.45 during the period. The total return of the S&P 500 Index was 6.27% over the same period. Last year, the Fund had a total return of -2.03% for the quarter ended June 30, 2006. This return reflected a decrease in the Fund’s net asset value per share from $133.83 to $131.11 during the period. The S&P 500 Index had a total return of -1.44% over the same period.

Performance of the Portfolio. For the quarter ended June 30, 2007, the Portfolio’s total return was 5.99%, lagging the S&P 500 Index return of 6.27% over the same period. The second quarter saw equity markets rally, albeit with increasing volatility. Earnings growth proved better than most expectations and merger and buyout activity continued at a robust clip. Increased volatility was largely due to concerns over geopolitical unrest and economic uncertainty. Concerns regarding a significant slowing in the U.S. housing market as well as rising energy prices prompted fears of both an economic slowdown and rising inflation. However, labor markets remained relatively robust and consumption, while slowing, remained positive. Notwithstanding mixed macroeconomic data, the Federal Reserve left short-term interest rates steady at 5.25% . On average during the course of the quarter, mid-cap and small-cap stocks continued to outperform large-cap stocks and growth stocks remained ahead of their value counterparts.

Nine out of ten economic sectors in the S&P 500 Index posted positive returns. The energy, industrials and information technology sectors were top performers, while the utilities and financials sectors realized weaker quarterly results pressured by interest rate fears and continued sub-prime mortgage concerns. Market leading industries in the second quarter

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

included: internet and catalog retailers, construction, auto components and energy equipment. In contrast, the commercial services, real estate investment trusts and multi-utilities industries realized weaker returns.

The Portfolio underperformed its benchmark, the S&P 500 Index, during the quarter ended June 30, 2007 primarily due to its holdings within the industrials and energy sectors. Although the Portfolio retained its emphasis on strong performing sectors, stock selection within machinery, energy equipment and defense industries detracted from performance. Additionally, the Portfolio’s overweight of the lagging consumer staples sector coupled with relatively weaker stock selection within the biotechnology and health care service industries also hindered performance. In contrast, the Portfolio benefited from strong stock selection within the consumer discretionary, financials and telecommunications sectors. The Portfolio’s underweight of the lagging utilities sector and stronger investments within the electric utilities industry were also beneficial.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belair Real Estate Corporation (Belair Real Estate). As of June 30, 2007, real estate investments included investments in: a real estate joint venture (Real Estate Joint Venture), Elkhorn Property Trust (Elkhorn), that is majority owned by Belair Real Estate; a wholly owned real property (Wholly Owned Property), Bel Scudders 3 LLC (Bel Scudders 3); a portfolio of income-producing preferred equity interests in real estate operating partnerships that generally are affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership Preference Units); and certain other real estate investments, including certain debt and common equity investments in two private real estate companies. Elkhorn owns industrial distribution properties and Bel Scudders 3 owns an office building leased to a single tenant subject to a triple net lease.

During the quarter ended June 30, 2007, Belair Real Estate sold certain of its Partnership Preference Units totaling approximately $9.1 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management)), recognizing a loss of approximately $0.8 million on the sale transactions. During the quarter ended June 30, 2006, Belair Real Estate acquired certain of its Partnership Preference Units totaling approximately $25.0 million and sold certain of its Partnership Preference Units totaling approximately $43.9 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a loss of approximately $1.1 million on the sale transactions.

During the quarter ended June 30, 2007, the Fund’s net investment income from real estate investments was approximately $3.3 million compared to approximately $3.7 million for the quarter ended June 30, 2006, a decrease of $0.4 million or 11%. The decrease was due to lower distributions from investments in Partnership Preference Units due principally to the suspension of distribution payments by an issuer in the second half of 2006. The issuer is currently evaluating strategic alternatives, including the possible sale of the company. This decrease was partially offset by an increase in the net investment income of Elkhorn and the acquisition of Bel Scudders 3 in December 2006. During the quarter ended June 30, 2006, the Fund’s net investment income from real estate investments decreased due principally to lower distributions from investments in Partnership Preference Units due to lower average holdings of Partnership Preference Units during the quarter.

During the quarter ended June 30, 2007, the Fund saw net unrealized depreciation of the estimated fair value of its real estate investments of approximately $6.4 million compared to net unrealized depreciation of approximately $5.0 million during the quarter ended June 30, 2006. Net unrealized depreciation of approximately $6.4 million consisted of approximately $2.6 million of net unrealized depreciation in the value of the Partnership Preference Units, $2.4 million of net unrealized depreciation in the value of the Belair Real Estate’s investment in Elkhorn and $1.4 million of net unrealized depreciation in the value of Bel Scudders 3.

The Fund’s investments in real properties continued to achieve modest returns, benefiting from earnings in the expected range and capitalization rates and discount rates which reflect the continued robust investor demand for institutional-grade real estate. The estimated fair values for Partnership Preference Units remained relatively unchanged with no significant movements in interest rates and credit spreads from December 31, 2006.

Performance of Interest Rate Swap Agreements. For the quarter ended June 30, 2007, net realized and unrealized gains on the Fund’s interest rate swap agreements totaled approximately $3.7 million, compared to net realized and unrealized gains of approximately $3.4 million for the quarter ended June 30, 2006. Net realized and unrealized gains on swap agreements for the quarter ended June 30, 2007 consisted of $2.9 million of net unrealized gains due to changes in swap agreement valuations and $0.8 million of periodic net payments received pursuant to outstanding swap agreements (classified as net realized gains on interest rate swap agreements in the Fund’s condensed consolidated financial statements). For the quarter ended June 30, 2006, net realized and unrealized gains on swap agreements consisted of $2.9 million of net unrealized gains on swap agreement valuation changes and $0.5 million of periodic net payments received pursuant to outstanding swap agreements. The net positive contribution to Fund performance from changes in swap agreement valuations for the quarters ended June 30, 2007 and June 30, 2006 was attributable to increases in swap rates during the periods.

MD&A for the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006.

Performance of the Fund. The Fund’s total return was 6.65% for the six months ended June 30, 2007. This return reflects an increase in the Fund’s net asset value per share from $143.48 to $150.45 and a distribution of $2.42 per share during the period. The S&P 500 Index had a total return of 6.96% over the same period. Last year, the Fund had a total return of 2.70% for the six months ended June 30, 2006. This return reflected a decrease in the Fund’s net asset value per share from $132.33 to $131.11 and a distribution of $4.71 per share during the period. The S&P 500 Index had a total return of 2.70% over the same period.

Performance of the Portfolio. The Portfolio’s total return was 6.14% for the six months ended June 30, 2007, underperforming the S&P 500 Index return of 6.96% . The U.S. equity markets posted strong returns in the first half of 2007, fueled by positive earnings and continued strength in merger and buyout activity. Equity and bond markets remained choppy, however, as geopolitical and economic uncertainty, coupled with rising inflation and sub-prime mortgage fears pressured already-anxious investors. Markets across the globe registered sharp declines from late February through mid-March 2007, but recovered in April and rallied to new highs by the end of the six month period. On average small-cap stocks continued to lead large-cap stocks, and growth stocks outpaced their value counterparts during the course of the period.

Despite increased volatility, nine out of 10 economic sectors in the S&P 500 Index posted positive returns. Energy, materials and telecommunications were the top performing sectors, while the financials and consumer discretionary sectors realized weaker returns during the period ended June 30, 2007. The leading industries of the S&P 500 Index during the first half of 2007 included internet and catalog retailers, auto components, construction, energy equipment and services. Industries making negative contributions to the S&P 500 Index return included commercial services, diversified financials and real estate investment trusts.

During the period, the Portfolio’s total return lagged that of the S&P 500 Index. The Portfolio’s relative underperformance was primarily affected by it underweighting of the stronger-performing utilities and materials sectors and sub-par investment selections with the energy, industrials and information technology sectors. In contrast, the Portfolio benefited from its investments in the financials and consumer discretionary sectors, primarily within the multi-line retail, textiles, apparel and commercial banks industries as well as relatively better selection in the pharmaceuticals and semiconductor sectors.

Performance of Real Estate Investments. During the six months ended June 30, 2007, Belair Real Estate sold certain of its Partnership Preference Units totaling approximately $9.5 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a loss of approximately $0.8 million on the sale transactions. During the six months ended June 30, 2006, Belair Real Estate acquired certain Partnership Preference Units totaling approximately $25.0 million and sold certain of its Partnership Preference Units totaling approximately $62.7 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a loss of approximately $0.9 million on the sale transactions.

During the six months ended June 30, 2007, the Fund’s net investment income from real estate investments was approximately $7.1 million compared to approximately $7.7 million for the six months ended June 30, 2006, a decrease of $0.6 million or 8%. The decrease was due to lower distributions from investments in Partnership Preference Units due principally to the suspension of distribution payments by an issuer in the second half of 2006 referenced above, partially offset by an increase in the net investment income of Elkhorn and the acquisition of Bel Scudders 3 in December 2006. During the six months ended June 30, 2006, the Fund’s net investment income from real estate investments decreased due principally to lower distributions from investments in Partnership Preference Units due to lower average holdings of Partnership Preference Units during the period and a decrease in the net investment income of Elkhorn.

The estimated fair value of the Fund’s real estate investments was approximately $297.5 million at June 30, 2007 compared to approximately $302.9 million at December 31, 2006, a net decrease of $5.4 million or 2%. This net decrease was due principally to fewer Partnership Preference Units held at quarter end and a modest decrease in the value of Bel Scudders 3, partially offset by a net increase in the estimated fair value of Belair Real Estate’s investment in Elkhorn. The Fund’s investments in real properties continued to achieve modest returns, benefiting from earnings in the expected range and capitalization rates and discount rates which reflect the continued robust investor demand for institutional-grade real estate. The estimated fair values for Partnership Preference Units remained relatively unchanged with no significant movements in interest rates and credit spreads from December 31, 2006.

During the six months ended June 30, 2007, the Fund saw net unrealized appreciation of the estimated fair value of its real estate investments of approximately $1.6 million compared to net unrealized depreciation of approximately $5.5 million during the six months ended June 30, 2006. Net unrealized appreciation of approximately $1.6 million consisted of approximately $4.5 million of net unrealized appreciation in the value of Belair Real Estate’s investment in Elkhorn, partially offset by approximately $1.5 million of unrealized depreciation in the value of Bel Scudders 3 and $1.4 million of net unrealized depreciation in the value of the Partnership Preference Units.

Performance of Interest Rate Swap Agreements. For the six months ended June 30, 2007, net realized and unrealized gains on the Fund’s interest rate swap agreements totaled approximately $2.7 million, compared to net realized and unrealized gains of approximately $7.0 million for the six months ended June 30, 2006. Net realized and unrealized gains on swap agreements for the six months ended June 30, 2007 consisted of $1.0 million of net unrealized gains due to changes in swap agreement valuations and $1.7 million of periodic net payments received pursuant to outstanding swap agreements (classified as net realized gains on interest rate swap agreements in the Fund’s condensed consolidated financial statements). For the six months ended June 30, 2006, net realized and unrealized gains on swap agreements consisted of $6.4 million of net unrealized gains on swap agreement valuation changes and $0.6 million of periodic net payments received pursuant to outstanding swap agreements. The net positive contribution to Fund performance from changes in swap agreement valuations for the six months ended June 30, 2007 and June 30, 2006 was attributable to increases in swap rates during the periods.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. and Merrill Lynch Mortgage Capital, Inc. (MLMC) (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments and to satisfy the liquidity needs of the Fund. The Fund will continue to use the Credit Facility for such purposes in the future. As of June 30, 2007, the Fund had outstanding borrowings of $442.0 million and unused loan commitments of $19.0 million under the Credit Facility. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder.

On January 12, 2007, Bel Scudders 3 obtained first mortgage financing in the amount of $60.7 million for its investment in real property, a portion of the proceeds from which were used to repay certain borrowings under the Fund’s credit facility with MLMC.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its borrowings under the Credit Facility. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of June 30, 2007, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $9.7 million. As of December 31, 2006, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $8.8 million.

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
								Estimated Fair Value as of June 30, 2007

	2008	2009	2010	2011	2012	Thereafter	Total

Rate sensitive liabilities:

Long-term debt:

Fixed-rate mortgage						$60,700,000	$ 60,700,000	$ 58,800,000

Average interest rate						5.61%	5.61%

Variable-rate Credit Facility
			$442,000,000				$442,000,000	$442,000,000

Average interest rate			5.63%				5.63%

Rate sensitive derivative financial instruments:

Pay fixed/ receive variable interest rate swap agreements

			$378,782,000				$378,782,000	$ 9,730,039

Average pay rate			4.73%				4.73%

Average receive rate			5.62%				5.62%

Rate sensitive investments:

Fixed-rate Partnership Preference Units:

Colonial Realty Limited Partnership, 7.25% Series B Cumulative Redeemable Perpetual Preferred Units, Callable 8/24/09, Current Yield: 7.64%

			$ 17,918,598				$ 17,918,598	$ 19,458,600

Essex Portfolio L.P., 7.875% Series D Cumulative Redeemable Preferred Units, Callable 7/28/10, Current Yield: 7.85%

				$15,399,300			$ 15,399,300	$ 15,039,660

								Estimated Fair Value as of June 30, 2007

	2008	2009	2010	2011	2012	Thereafter	Total

MHC Operating Limited Partnership, 8.0625% Series D Cumulative Redeemable Perpetual Preference Units, Callable 3/24/10, Current Yield: 8.30%

			$50,000,000				$50,000,000	$48,580,000

National Golf Operating Partnership, L.P., 11% Series A Cumulative Redeemable Preferred Units, Callable 2/6/03, Current Yield: 26.41%**

	$31,454,184						$31,454,184	$13,753,871

National Golf Operating Partnership, L.P., 11% Series B Cumulative Redeemable Preferred Units, Callable 2/6/03, Current Yield: 26.41%**

	$ 5,000,000						$ 5,000,000	$ 2,082,500

PSA Institutional Partners, L.P., 7.25% Series J Cumulative Redeemable Perpetual Preferred Units, Callable 5/9/11, Current Yield: 7.38%

				$25,000,000			$25,000,000	$24,570,000

PSA Institutional Partners, L.P., 6.4% Series NN Cumulative Redeemable Perpetual Preferred Units, Callable 3/17/10, Current Yield: 7.18%

			$20,009,723				$20,009,723	$17,832,000

Vornado Realty L.P., 7% Series D-10 Cumulative Redeemable Preferred Units, Callable 11/17/08, Current Yield: 7.31%(1)

		$19,952,207					$19,952,207	$22,997,683

Note Receivable:

Fixed-rate note receivable, 8%
						$2,070,580	$ 2,070,580	$ 0

*   The amounts listed reflect the Fund’s positions as of June 30, 2007. The Fund’s current positions may differ.
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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2006, shares of the Fund may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible for redemption. During each month in the quarter ended June 30, 2007, the total number of shares redeemed and the average price paid per share were as follows:

Month Ended	Total No. of Shares Redeemed(1)	Average Price Paid Per Share
April 30, 2007	88,151.798	$145.99
May 31, 2007	55,278.118	$151.61
June 30, 2007	100,607.230	$151.92
Total	244,037.146	$150.40

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 2007.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on August 9, 2007.

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