Form 10-Q
period 2007-09-30
BELAIR CAPITAL FUND LLC
filed 2007-11-09
CIK 1050816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to _____________
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes X  No __

Explanatory Note

The Quarterly Report on Form 10-Q of Belair Capital Fund LLC (the Fund) for the three and nine months ended September 30, 2007 contains unaudited condensed restated consolidated financial statements for the three and nine months ended September 30, 2006. The condensed consolidated financial statements have been restated to present the Fund’s investment in real estate joint ventures (as described herein) using the equity method and to correct the allocation between realized gain (loss) and unrealized appreciation (depreciation) for certain investments. The restatement did not affect the Fund’s net asset value per share, net assets, net investment income, net increase in net assets from operations or total return.

		Belair Capital Fund LLC
		Index to Form 10-Q

PART I.		FINANCIAL INFORMATION	Page

Item	1.	Financial Statements (Unaudited).	4

		Condensed Consolidated Statements of Assets and Liabilities
		as of September 30, 2007 and December 31, 2006	4

		Condensed Consolidated Statements of Operations for the
		Three Months Ended September 30, 2007 and 2006 (Restated)
		and for the Nine Months Ended September 30, 2007 and 2006 (Restated)	5

		Condensed Consolidated Statements of Changes in Net Assets
		for the Nine Months Ended September 30, 2007 and the
		Year Ended December 31, 2006	7

		Condensed Consolidated Statements of Cash Flows for the
		Nine Months Ended September 30, 2007 and 2006 (Restated)	8

		Financial Highlights for the Nine Months Ended September 30, 2007
		and the Year Ended December 31, 2006	10

		Notes to Condensed Consolidated Financial Statements as of September 30, 2007	11

Item	2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations (MD&A).	19

Item	3.	Quantitative and Qualitative Disclosures About Market Risk.	23

Item	4.	Controls and Procedures.	25

PART II.		OTHER INFORMATION

Item	1.	Legal Proceedings.	26

Item	1A.	Risk Factors.	26

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26

Item	3.	Defaults Upon Senior Securities.	26

Item	4.	Submission of Matters to a Vote of Security Holders.	26

Item	5.	Other Information.	26

Item	6.	Exhibits.	26

SIGNATURES			28

EXHIBIT INDEX			29

PART I. FINANCIAL INFORMATION Item 1. Financial Statements.

BELAIR CAPITAL FUND LLC Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	September 30, 2007	December 31, 2006

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$ 1,174,089,033	$ 1,187,214,537
Investment in Partnership Preference Units	151,247,831	175,991,826
Investment in Real Estate Joint Venture	54,678,899	45,848,031
Investment in Wholly Owned Property	79,600,000	81,059,630
Investment in other real estate	0	0
Affiliated investment	5,581,527	5,263,378

Total investments	$ 1,465,197,290	$ 1,495,377,402
Cash	1,791,498	2,353,329
Distributions and interest receivable	371,986	2,091,985
Interest receivable from affiliated investment	14,171	19,413
Swap interest receivable	44,089	48,248
Open interest rate swap agreements, at value	4,651,892	8,768,111
Other assets	281,094	60,000

Total assets	$ 1,472,352,020	$ 1,508,718,488

Liabilities:
Loan payable – Credit Facility	$ 434,000,000	$ 492,000,000
Mortgage note payable	60,700,000	-
Payable for Fund Shares redeemed	-	326,731
Special Distributions payable	-	19,976
Payable to affiliate for investment advisory and administrative fees	368,807	372,864
Payable to affiliate for servicing fees	48,680	75,546
Other accrued expenses:
Interest expense	688,400	417,700
Other expenses and liabilities	310,694	352,945
Minority interest in subsidiary	210,000	210,000

Total liabilities	$ 496,326,581	$ 493,775,762

Net assets	$ 976,025,439	$ 1,014,942,726

Shareholders’ Capital	$ 976,025,439	$ 1,014,942,726

Shares outstanding (unlimited number of shares authorized)	6,427,813	7,073,595

Net asset value and redemption price per share	$ 151.84	$ 143.48

See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended

		September 30, 2006		September 30, 2006
	September 30, 2007	(Restated)(1)	September 30, 2007	(Restated)(1)

Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $39,011, $38,270,
$338,857 and $301,569, respectively)	$ 5,497,710	$ 5,985,538	$ 17,278,606	$ 17,937,645
Interest allocated from Belvedere Company	118,012	36,373	253,158	168,484
Security lending income allocated from
Belvedere Company, net	18,785	6,147	70,199	24,573
Expenses allocated from Belvedere Company	(1,731,714)	(1,934,534)	(5,264,917)	(5,889,566)

Net investment income allocated from
Belvedere Company	$ 3,902,793	$ 4,093,524	$ 12,337,046	$ 12,241,136
Distributions from Partnership Preference Units	2,195,859	3,645,431	7,243,484	11,186,228
Rental income from Wholly Owned Property	1,213,317	-	3,639,951	-
Net investment income from Real Estate Joint Venture	442,924	213,340	1,636,394	341,210
Interest	2,414	258,349	5,033	597,772
Interest allocated from affiliated investment	63,872	-	205,902	-
Expenses allocated from affiliated investment	(5,716)	-	(19,074)	-

Total investment income	$ 7,815,463	$ 8,210,644	$ 25,048,736	$ 24,366,346

Expenses:
Investment advisory and administrative fees	$ 1,113,678	$ 1,104,744	$ 3,425,895	$ 3,450,651
Servicing fees	48,721	85,230	164,061	277,258
Interest expense on Credit Facility	6,307,860	6,040,444	19,012,235	17,190,413
Interest expense on mortgage note	874,675	-	2,490,923	-
Miscellaneous	246,204	136,199	826,151	394,030

Total expenses	$ 8,591,138	$ 7,366,617	$ 25,919,265	$ 21,312,352

Net investment income	$ (775,675)	$ 844,027	$ (870,529)	$ 3,053,994

See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended		Nine Months Ended

		September 30, 2006		September 30, 2006
	September 30, 2007	(Restated)(1)	September 30, 2007	(Restated)(1)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions and foreign currency
transactions allocated from Belvedere
Company (identified cost basis)	$ 11,459,229	$ 5,713,662	$ 38,680,323	$ 34,313,238
Investment transactions in Partnership
Preference Units (identified cost basis)	(193,542)	(581,488)	(949,154)	(1,453,494)
Interest rate swap agreements(2)	901,324	873,271	2,598,372	1,496,212

Net realized gain	$ 12,167,011	$ 6,005,445	$ 40,329,541	$ 34,355,956

Change in unrealized appreciation (depreciation) –
Investments and foreign currency allocated
from Belvedere Company (identified cost basis)	$ 4,084,871	$ 46,589,028	$ 38,306,315	$ 48,825,719
Investments in Partnership Preference Units
(identified cost basis)	(2,267,106)	4,154,427	(3,666,908)	(6,785,708)
Investment in Real Estate Joint Venture	697,865	1,204,003	5,194,474	5,828,868
Investment in Wholly Owned Property	-	-	(1,456,891)	-
Investments in other real estate	-	(1,265,847)	-	(491,197)
Interest rate swap agreements	(5,078,147)	(6,414,636)	(4,116,219)	(32,307)

Net change in unrealized appreciation (depreciation)	$ (2,562,517)	$ 44,266,975	$ 34,260,771	$ 47,345,375

Net realized and unrealized gain	$ 9,604,494	$ 50,272,420	$ 74,590,312	$ 81,701,331

Net increase in net assets from operations	$ 8,828,819	$ 51,116,447	$ 73,719,783	$ 84,755,325

(1)	See Note 10.

(2)	Amounts represent net interest earned in connection with interest rate swap agreements (Note 6).

See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Nine Months Ended	Year Ended
	September 30, 2007	December 31, 2006

Increase (Decrease) in Net Assets:
From operations –
Net investment income (loss)	$ (870,529)	$ 3,388,295
Net realized gain from investment transactions, foreign
currency transactions and interest rate swap agreements	40,329,541	42,353,903
Net change in unrealized appreciation (depreciation) of investments,
foreign currency and interest rate swap agreements	34,260,771	89,395,333

Net increase in net assets from operations	$ 73,719,783	$ 135,137,531

Transactions in Fund Shares –
Net asset value of Fund Shares issued to Shareholders in
payment of distributions declared	$ 6,859,051	$ 16,482,811
Net asset value of Fund Shares redeemed	(102,459,673)	(337,483,321)

Net decrease in net assets from Fund Share transactions	$ (95,600,622)	$ (321,000,510)

Distributions –
Distributions to Shareholders	$ (17,036,448)	$ (43,865,162)
Special Distributions to Shareholders	-	(19,976)

Total distributions	$ (17,036,448)	$ (43,885,138)

Net decrease in net assets	$ (38,917,287)	$ (229,748,117)

Net assets:
At beginning of period	$ 1,014,942,726	$ 1,244,690,843

At end of period	$ 976,025,439	$ 1,014,942,726

See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended

		September 30, 2006
	September 30, 2007	(Restated)(1)

Cash Flows From Operating Activities –
Net increase in net assets from operations	$ 73,719,783	$ 84,755,325
Adjustments to reconcile net increase in net assets from
operations to net cash flows provided by operating activities –
Net investment income allocated from Belvedere Company	(12,337,046)	(12,241,136)
Net investment income from Real Estate Joint Venture	(1,636,394)	(341,210)
Capital contributions to Real Estate Joint Venture	(2,000,000)	-
Distributions of earnings from Real Estate Joint Venture	-	832,506
Increase in affiliated investment	(318,149)	-
Decrease in short-term investments	-	193,225
Increase in note receivable from other real estate investments	-	(136,042)
Increase in distributions and interest receivable	(370,998)	(1,147)
Decrease in interest receivable from affiliated investment	5,242	-
(Increase) decrease in interest receivable for open swap agreements	4,159	(56,636)
Increase in other assets	(221,094)	-
Decrease in payable to affiliate for investment advisory
and administrative fees	(4,057)	(51,076)
Decrease in payable to affiliate for servicing fees	(26,866)	(27,266)
Decrease in interest payable for open swap agreements	-	(3,417)
Increase in accrued interest and other accrued
expenses and liabilities	228,449	199,790
Purchases of Partnership Preference Units	(18,807)	(25,021,786)
Proceeds from sales of Partnership Preference Units	22,237,737	79,652,908
Refund of cash upon purchase of Wholly Owned Property	2,739	-
Net interest earned on interest rate swap agreements	2,598,372	1,496,212
Net realized gain from investment transactions, foreign
currency transactions and interest rate swap agreements	(40,329,541)	(34,355,956)
Net change in unrealized (appreciation) depreciation of
investments, foreign currency and interest rate
swap agreements	(34,260,771)	(47,345,375)

Net cash flows provided by operating activities	$ 7,272,758	$ 47,548,919

Cash Flows From Financing Activities –
Proceeds from Credit Facility	$ 7,000,000	$ 36,000,000
Repayments of Credit Facility	(65,000,000)	(56,000,000)
Proceeds from mortgage note	60,700,000	-
Payments for Fund Shares redeemed	(337,216)	(466,486)
Distributions paid to Shareholders	(10,177,397)	(27,382,351)
Special distribution paid to Shareholders	(19,976)	-

Net cash flows used in financing activities	$ (7,834,589)	$ (47,848,837)

Net decrease in cash	$ (561,831)	$ (299,918)

Cash at beginning of period	$ 2,353,329	$ 2,630,667

Cash at end of period	$ 1,791,498	$ 2,330,749

See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

Nine Months Ended

September 30, 2006
	September 30, 2007	(Restated)(1)

Supplemental Disclosure and Non-cash Operating and
Financing Activities –
Interest paid on loan – Credit Facility	$ 18,996,895	$ 16,972,202
Interest paid on mortgage note	$ 2,194,507	$ -
Interest received on swap agreements, net	$ (2,602,531)	$ (1,436,159)
Reclassification of dividends receivable	$ 2,090,997	$ -
Reinvestment of distributions paid to Shareholders	$ 6,859,051	$ 16,482,811
Market value of securities distributed in payment of
redemptions	$ 102,449,188	$ 158,139,611

(1) See Note 10.

See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC Condensed Consolidated Financial Statements (Unaudited) (Continued) Financial Highlights

	Nine Months Ended		Year Ended
	September 30, 2007		December 31, 2006

Net asset value – Beginning of period	$ 143.480		$ 132.330

Income (loss) from operations

Net investment income (loss)(1)	$ (0.129)		$ 0.393
Net realized and unrealized gain	10.909		15.469

Total income from operations	$ 10.780		$ 15.862

Distributions

Distributions to Shareholders	$ (2.420)		$ (4.710)
Special Distributions to Shareholders	-		(0.002)

Total distributions	$ (2.420)		$ (4.712)

Net asset value – End of period	$ 151.840		$ 143.480

Total Return(2)	7.63%	(3)	12.39%

Ratios as a percentage of average net assets

Investment advisory and administrative fees, servicing fees
and other operating expenses(4)(5)	1.31%	(9)	1.16%
Interest and other borrowing costs(4)(6)	2.56%	(9)	2.01%
Expenses of Wholly Owned Property(7)	0.33%	(9)	0.00%	(10)

Total expenses	4.20%	(9)	3.17%

Net investment income (loss)(6)	(0.12)%	(9)	0.29%

Ratios as a percentage of average gross assets(8)

Investment advisory and administrative fees, servicing fees
and other operating expenses(4)(5)	0.81%	(9)	0.79%
Interest and other borrowing costs(4)(6)	1.58%	(9)	1.38%
Expenses of Wholly Owned Property(7)	0.21%	(9)	0.00%	(10)

Total expenses	2.60%	(9)	2.17%

Net investment income (loss)(6)	(0.07)%	(9)	0.20%

Supplemental Data

Net assets, end of period (000’s omitted)	$ 976,025		$ 1,014,943
Portfolio turnover of Tax-Managed Growth Portfolio(11)	2%		1%

(1)	Calculated using average shares outstanding.

(2)	Returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested.

(3)	Not annualized.

(4)	Includes the expenses of Belair Capital Fund LLC (Belair Capital) and Belair Real Estate Corporation (Belair Real Estate). Does not include expenses of Belair Real Estate's Wholly Owned Property.

(5)	Includes Belair Capital’s share of Belvedere Capital Fund Company LLC's allocated expenses, including those expenses allocated from Tax-Managed Growth Portfolio.

(6)	Ratios do not include net interest earned or incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would have been lower or higher.

(7)	Represents expenses incurred by Belair Real Estate's Wholly Owned Property.

(8)	Average gross assets means the average daily amount of the value of all assets of Belair Capital (not including its investment in Belair Real Estate) plus all assets of Belair Real Estate minus the sum of their liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of Belair Real Estate includes its ratable share of the assets and liabilities of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments, if any.

(9)	Annualized.

(10)	Amounts to less than 0.01%.

(11)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The total turnover rate of Tax-Managed Growth Portfolio including in-kind contributions and distributions was 5% and 7% for the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively.

See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC as of September 30, 2007 Notes To Condensed Consolidated Financial Statements (Unaudited)

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

2 Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to elect to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact the adoption of SFAS No. 159 will have on the Fund’s financial statements, if any.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective during the first required financial reporting period for fiscal years beginning after December 15, 2006.

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

The Fund’s policy is to recognize interest expense and penalties related to uncertain tax positions as tax expense when incurred, which is included in miscellaneous expenses on the consolidated financial statements, if any.

The Fund is a partnership and does not incur income tax liability, and the shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss and deduction. The controlled subsidiary of the Fund, Belair Real Estate Corporation (Belair Real Estate), has qualified and intends to qualify as a real estate investment trust (REIT) and generally intends to distribute at least 100% of its taxable income to the Fund. As a result of its REIT status, Belair Real Estate is able to claim a dividends paid deduction on its tax return to deduct the full amount of common and preferred dividends paid to stockholders when computing its annual federal taxable income, which results in Belair Real Estate’s taxable income being passed through to the Fund.

3 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term obligations, for the nine months ended September 30, 2007 and 2006:

Nine Months Ended

Investment Transactions	September 30, 2007	September 30, 2006

Decreases in investment in Belvedere Capital Fund Company LLC	$ 102,449,188	$ 158,139,611
Increases in Partnership Preference Units	$ 18,807	$ 25,021,786
Decreases in Partnership Preference Units (1)	$ 22,237,737	$ 79,652,908

(1)	Decreases in Partnership Preference Units for the nine months ended September 30, 2007 and 2006 represent Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management) for which net realized losses of $949,154 and $1,453,494 were recognized, respectively.

4 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company) for the nine months ended September 30, 2007 and 2006, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

Nine Months Ended

	September 30, 2007	September 30, 2006

Belvedere Company’s interest in the Portfolio(1)	$ 15,642,617,856	$ 14,103,865,951
The Fund’s investment in Belvedere Company(2)	$ 1,174,089,033	$ 1,294,943,722
Income allocated to Belvedere Company from the Portfolio	$ 227,701,307	$ 189,867,769
Income allocated to the Fund from Belvedere Company	$ 17,601,963	$ 18,130,702
Expenses allocated to Belvedere Company from the Portfolio	$ 50,587,426	$ 45,886,397
Expenses allocated to the Fund from Belvedere Company(3)	$ 5,264,917	$ 5,889,566
Net realized gain from investment transactions and foreign currency
transactions allocated to Belvedere Company from the Portfolio	$ 500,687,896	$ 360,778,257
Net realized gain from investment transactions and foreign currency
transactions allocated to the Fund from Belvedere Company	$ 38,680,323	$ 34,313,238
Net change in unrealized appreciation (depreciation) of investments and foreign currency allocated to Belvedere Company from the
Portfolio	$ 500,718,044	$ 505,841,186
Net change in unrealized appreciation (depreciation) of investments and
foreign currency allocated to the Fund from Belvedere Company	$ 38,306,315	$ 48,825,719

(1)	As of September 30, 2007 and 2006, the value of Belvedere Company’s interest in the Portfolio represents 74.3% and 72.6% of the Portfolio’s net assets, respectively.

(2)	As of September 30, 2007 and 2006, the Fund’s investment in Belvedere Company represents 7.5% and 9.2% of Belvedere Company’s net assets, respectively.

(3)	Expenses allocated to the Fund from Belvedere Company represent:

Nine Months Ended

	September 30, 2007	September 30, 2006

Expenses allocated from the Portfolio	$ 3,911,663	$ 4,388,158
Servicing fees	$ 1,321,173	$ 1,469,270
Operating expenses	$ 32,081	$ 32,138

A summary of the Portfolio’s Statement of Assets and Liabilities at September 30, 2007, December 31, 2006 and September 30, 2006 and its operations for the nine months ended September 30, 2007, for the year ended December 31, 2006 and for the nine months ended September 30, 2006 follows:

	September 30, 2007	December 31, 2006	September 30, 2006

Investments, at value	$ 21,089,856,678	$ 20,355,992,040	$ 19,439,239,888
Other assets	64,757,475	39,293,430	78,906,482

Total assets	$ 21,154,614,153	$ 20,395,285,470	$ 19,518,146,370

Collateral for securities loaned	$ 105,441,176	$ -	$ 73,528,000
Management fee payable	7,336,097	7,278,009	6,899,225
Other liabilities	1,274,011	715,214	766,434

Total liabilities	$ 114,051,284	$ 7,993,223	$ 81,193,659

Net assets	$ 21,040,562,869	$ 20,387,292,247	$ 19,436,952,711

Dividends and interest	$ 308,715,231	$ 355,816,931	$ 265,160,702

Investment adviser fee	$ 65,949,169	$ 83,323,602	$ 61,773,044
Other expenses	2,258,631	2,966,211	2,291,366
Total expense reductions	(90)	(99)	(99)

Net expenses	$ 68,207,710	$ 86,289,714	$ 64,064,311

Net investment income	$ 240,507,521	$ 269,527,217	$ 201,096,391
Net realized gain from investment
transactions and foreign currency
transactions	757,855,638	644,738,498	511,100,262
Net change in unrealized
appreciation (depreciation) of
investments and foreign currency	594,377,082	1,577,971,043	697,368,140

Net increase in net assets from
operations	$ 1,592,740,241	$ 2,492,236,758	$ 1,409,564,793

5 Investment in Real Estate Joint Venture

At September 30, 2007 and December 31, 2006, Belair Real Estate held an investment in one real estate joint venture (Real Estate Joint Venture), Elkhorn Property Trust (Elkhorn). Belair Real Estate held a majority economic interest of 81.7% and 81.4% in Elkhorn as of September 30, 2007 and December 31, 2006, respectively. Elkhorn owns industrial distribution properties. Condensed summary financial data of the Real Estate Joint Venture is presented below.

	September 30, 2007	December 31, 2006

Assets:
Investment in real estate	$ 200,176,384	$ 190,672,934
Other assets	4,570,722	2,424,748

Total assets	$ 204,747,106	$ 193,097,682

Liabilities and Shareholders’ Equity:
Mortgage notes payable(1)	$ 135,000,000	$ 135,000,000
Other liabilities	2,580,669	1,533,320

Total liabilities	$ 137,580,669	$ 136,533,320

Shareholders’ equity	$ 67,166,437	$ 56,564,362

Total liabilities and shareholders’ equity	$ 204,747,106	$ 193,097,682

(1)	The estimated fair value of the mortgage notes payable is approximately $135,100,000 and $135,600,000 as of September 30, 2007 and December 31, 2006, respectively. The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty unless the rental property financed by the mortgage notes payable is sold. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related rental property prior to the maturity date. The fair value of the mortgage notes is based on estimates using discounted cash flow analysis and current prevailing interest rates.

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Revenues	$ 4,109,918	$ 3,537,475	$ 13,201,102	$ 11,209,354
Expenses	3,548,376	3,276,801	11,198,171	10,791,205

Net investment income before unrealized
appreciation (depreciation)	$ 561,542	$ 260,674	$ 2,002,931	$ 418,149
Change in net unrealized appreciation
(depreciation)	1,705,342	1,248,106	6,099,144	6,586,572

Net increase in net assets from
operations	$ 2,266,884	$ 1,508,780	$ 8,102,075	$ 7,004,721

6 Interest Rate Swap Agreements

Belair Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on Belair Capital’s net asset value. Under such agreements, Belair Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at September 30, 2007 and December 31, 2006 are listed below.

	Notional			Initial
	Amount			Optional	Final	Unrealized Appreciation at
Effective	(000’s	Fixed	Floating	Termination	Termination	September 30,	December 31,
Date	omitted)	Rate	Rate	Date	Date	2007	2006

10/03	$20,000	4.045%	LIBOR + 0.30%	-	6/10	$ 423,436	$ 790,295
10/03	61,500	4.865%	LIBOR + 0.30%	07/04	6/10	639,010	1,227,298
10/03	75,000	4.795%	LIBOR + 0.30%	09/04	6/10	858,877	1,619,409
10/03	42,000	4.69%	LIBOR + 0.30%	02/05	6/10	556,385	1,023,269
10/03	49,000	4.665%	LIBOR + 0.30%	03/05	6/10	667,874	1,223,177
10/03	35,330	4.18%	LIBOR + 0.30%	07/09	6/10	706,406	1,297,642
02/04	95,952	5.00%	LIBOR + 0.30%	08/04	6/10	799,904	1,587,021

						$ 4,651,892	$ 8,768,111

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

8 Segment Information

Belair Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s investment income includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belair Capital invests in real estate assets through its subsidiary, Belair Real Estate. Belair Real Estate invests directly and indirectly in Partnership Preference Units, a Real Estate Joint Venture (Note 5), wholly owned real property (Wholly Owned Property) through its subsidiary, Bel Scudders 3, and certain debt and common equity investments. The Fund’s investment income from real estate assets primarily consists of distribution income from Partnership Preference Units, rental income from Wholly Owned Property and net investment income from the Real Estate Joint Venture.

Belair Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and the net change in unrealized appreciation (depreciation).

The Fund’s Credit Facility borrowings and related interest expense are centrally managed by the Fund. A portion of the Credit Facility borrowings and related interest expense have been approximated and allocated to the real estate segment for presentation purposes herein. Credit Facility borrowings allocated to the real estate segment primarily represent estimated net amounts borrowed to purchase the Fund’s interest in real estate investments. The Fund’s interest rate swap agreement balances are presented as part of the real estate segment for presentation purposes herein. The accounting policies of the reportable segments are the same as those for Belair Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Investment income
The Portfolio*	$ 3,902,793	$ 4,093,524	$ 12,337,046	$ 12,241,136
Real Estate	3,852,100	3,893,572	12,519,829	11,663,480
Unallocated	60,570	223,548	191,861	461,730

Total investment income	$ 7,815,463	$ 8,210,644	$ 25,048,736	$ 24,366,346

Net increase (decrease)
in net assets from operations
The Portfolio*	$ 18,939,415	$ 55,819,182	$ 87,773,417	$ 93,619,481
Real Estate	(8,518,362)	(3,625,773)	(9,683,259)	(5,591,576)
Unallocated(1)	(1,592,234)	(1,076,962)	(4,370,375)	(3,272,580)

Net increase in net assets
from operations	$ 8,828,819	$ 51,116,447	$ 73,719,783	$ 84,755,325

	September 30, 2007	December 31, 2006

Net assets
The Portfolio*	$ 1,173,919,864	$ 1,186,684,071
Real Estate	(110,481,615)	(101,055,959)
Unallocated(2)	(87,412,810)	(70,685,386)

Net Assets	$ 976,025,439	$ 1,014,942,726

* Belair Capital invests indirectly in the Portfolio through Belvedere Company.

(1)	Unallocated amounts pertain to the overall operation of Belair Capital and do not pertain to either segment. Included in this amount are servicing fees and unallocated Credit Facility interest expense as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Servicing fees	$ 48,721	$ 85,230	$ 164,061	$ 277,258
Credit Facility interest expense	$ 1,514,773	$ 1,147,684	$ 4,182,692	$ 3,266,178

(2)	Amount includes unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of September 30, 2007 and December 31, 2006, such borrowings totaled approximately $94,247,000 and $77,904,000, respectively. Unallocated assets represent direct cash and short-term investments held by the Fund, including the Fund’s investment in Cash Management Portfolio. As of September 30, 2007 and December 31, 2006, such amounts totaled $7,144,850 and $7,576,567, respectively.

9 Subsequent Event

During October 2007, the Fund redeemed shares of Belvedere Capital and received $105,000,000 of proceeds in cash. The cash proceeds were then used to repay $105,000,000 in borrowings outstanding under the Fund’s Credit Facility arrangement with Dresdner Kleinwort Holdings I, Inc. at September 30, 2007.

10 Restatement

In prior years’ condensed consolidated financial statements, Belair Capital had consolidated Real Estate Joint Ventures in which Belair Real Estate held a majority economic interest. After the issuance of the September 30, 2006 condensed consolidated financial statements, but prior to the issuance of its December 31, 2006 financial statements, Belair Capital determined that such investments should not have been consolidated because Belair Real Estate did not have voting rights sufficient to control significant decisions relating to the Real Estate Joint Ventures without the consent of the Real Estate Joint Venture partners and therefore the Real Estate Joint Venture investments should have been accounted for using the equity method. Accordingly, the Fund has restated its interim condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and condensed consolidated statement of cash flows for the nine months ended September 30, 2006 to conform to the accounting treatment used at December 31, 2006.

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

Additionally, certain amounts in the September 30, 2006 condensed consolidated financial statements were also restated due to the correction of the allocation of realized gain (loss) from Belvedere Company. This change resulted in a decrease to net realized gain (loss) and an increase in the net change in unrealized appreciation (depreciation) within the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and condensed consolidated statement of cash flows for the nine months ended September 30, 2006.

The restatement of September 30, 2006 balances has had no effect on the Fund’s previously stated net asset value per share, net assets, net investment income, net increase in net assets from operations or total return. Amounts restated in the Fund’s previously reported condensed consolidated financial statements for the three and nine months ended September 30, 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006

Condensed Consolidated Statements	Previously		Previously
of Operations (Unaudited)	Reported	Restated	Reported	Restated

Rental income	$ 3,512,288	$ —	$ 11,128,736	$ —
Net investment income from Real
Estate Joint Venture	—	213,340	—	341,210
Interest	283,536	258,349	678,390	597,772
Total investment income	$ 11,534,779	$ 8,210,644	$ 35,234,490	$ 24,366,346
Property management and
administrative fees	$ 213,380	$ —	$ 653,142	$ —
Interest expense on mortgage notes	1,947,612	—	5,842,836	—
Property and maintenance expenses	291,366	—	1,601,320	—
Property taxes and insurance	796,682	—	2,470,180	—
Miscellaneous	163,960	136,199	617,757	394,030
Total expenses	$ 10,643,418	$ 7,366,617	$ 32,103,557	$ 21,312,352

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006

Condensed Consolidated Statements	Previously		Previously
of Operations (Unaudited)	Reported	Restated	Reported	Restated

Net investment income before
minority interests in net income of
controlled subsidiaries	$ 891,361	$ —	$ 3,130,933	$ —
Minority interests in net income of
controlled subsidiaries	(47,334)	—	(76,939)	—
Net realized gain (loss)
Investment transactions and foreign
currency transactions allocated from
Belvedere Company (identified cost
basis)	$ 3,388,175	$ 5,713,662	$ 34,805,759	$ 34,313,238
Net realized gain	$ 3,679,958	$ 6,005,445	$ 34,848,477	$ 34,355,956
Change in unrealized appreciation
(depreciation)
Investments and foreign currency
allocated from Belvedere Company
(identified cost basis)	$ 48,914,515	$ 46,589,028	$ 48,333,198	$ 48,825,719
Investments in other real estate	(61,844)	(1,265,847)	5,337,671	(491,197)
Investment in Real Estate Joint
Venture	—	1,204,003	—	5,828,868
Net change in unrealized
appreciation (depreciation)	$ 46,592,462	$ 44,266,975	$ 46,852,854	$ 47,345,375

	Nine Months Ended
	September 30, 2006

	Previously
Condensed Consolidated Statement of Cash Flow (Unaudited)	Reported	Restated

Net investment income from Real Estate Joint Venture	$ —	$ (341,210)
Distributions of earnings from Real Estate Joint Venture	—	832,506
Decrease in other assets	1,065,712	—
Increase (decrease) in security deposits, accrued interest and
accrued other expenses and liabilities	(621,327)	199,790
Increase in accrued property taxes	319,959	—
Improvements to rental property	(1,458,042)	—
Minority interests in net income of controlled subsidiaries	76,939	—
Net realized gain from investment transactions, foreign currency
transactions and interest rate swap agreements	(34,848,477)	(34,355,956)
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	(46,852,854)	(47,345,375)
Net cash flows provided by operating activities	$ 46,241,074	$ 47,548,919
Capital contributed by minority shareholder	$ 266,932	$ —
Net cash flows used in financing activities	$ (47,581,905)	$ (47,848,837)
Net decrease in cash	$ (1,340,831)	$ (299,918)
Cash at beginning of period	$ 4,278,246	$ 2,630,667
Cash at end of period	$ 2,937,415	$ 2,330,749
Supplemental Disclosure and Non-cash Operating and
Financing Activities
Interest paid on mortgage notes	$ 5,740,875	$ —

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

The following discussion should be read in conjunction with the Fund’s unaudited condensed consolidated financial statements and related notes in Item 1 above. The MD&A gives effect to the restatement for the three and nine months ended September 30, 2006 as discussed in Note 10 to the condensed consolidated financial statements.

MD&A for the Quarter Ended September 30, 2007 Compared to the Quarter Ended September 30, 2006.

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

The Fund’s total return was 0.92% for the quarter ended September 30, 2007. This return reflects an increase in the Fund’s net asset value per share from $150.45 to $151.84 during the period. The total return of the S&P 500 Index was 2.03% over the same period. Last year, the Fund had a total return of 4.65% for the quarter ended September 30, 2006. This return reflected an increase in the Fund’s net asset value per share from $131.11 to $137.21 during the period. The S&P 500 Index had a total return of 5.66% over the same period.

Performance of the Portfolio. For the quarter ended September 30, 2007, the Portfolio had a total return of 1.72%, lagging the S&P 500 Index total return of 2.03% over the same period. Equity market volatility increased to its highest level in nearly four years as a sub-prime mortgage contraction led to a freezing of the credit markets. The domestic housing crisis coupled with rising food and commodity inflation caused additional uneasiness as investors feared both a slowing economy and rising inflation. The Federal Reserve lowered the discount rate in mid-August then lowered the federal funds rate 50 basis points in September. These actions provided a boost to the equity markets, and the broad market, represented by the S&P 500 Index, rebounded to finish the quarter with a modest gain. On average during the course of the quarter ended September 30, 2007, large capitalization stocks generally outperformed small- and mid-capitalization stocks and growth style investments remained ahead of their value counterparts.

During the third quarter of 2007, energy, information technology and industrial were the best performing sectors of the S&P 500 Index, while financial and consumer discretionary stocks underperformed the S&P 500 Index. The market leading industries of the third quarter included energy equipment and services, construction and engineering, communications

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

equipment and household products. In contrast, the construction materials, building products, thrift and mortgage finance, real estate management and development, automobiles and household durables industries realized weaker returns.

The Portfolio remained overweight in the industrials and consumer staples sectors while continuing to underweight the technology, materials, utilities and telecommunications sectors during the period. The Portfolio’s relatively weaker performance versus the S&P 500 Index during the quarter was primarily the result of sub-par investment selections within the materials and information technology sectors. Coupled with underweight allocations, weaker stock picks within chemicals as well as the computers and peripherals industries detracted from results. Furthermore, the Portfolio’s underweight of the market-leading energy sector and slight overweight allocation to commercial banks also hindered performance. In contrast, the Portfolio gained from strong selections within the consumer staples and industrials sectors. The Portfolio’s emphasis of better performing machinery, household products and beverage stocks contributed to performance during the period.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belair Real Estate Corporation (Belair Real Estate). As of September 30, 2007, real estate investments included: a real estate joint venture (Real Estate Joint Venture), Elkhorn Property Trust (Elkhorn), that is majority owned by Belair Real Estate; a wholly owned real property (Wholly Owned Property), Bel Scudders 3 LLC (Bel Scudders 3); a portfolio of income-producing preferred equity interests in real estate operating partnerships that generally are affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership Preference Units); and certain other real estate investments, including certain debt and common equity investments in two private real estate companies. Elkhorn owns industrial distribution properties and Bel Scudders 3 owns an office building leased to a single tenant subject to a triple net lease.

During the quarter ended September 30, 2007, Belair Real Estate sold certain of its Partnership Preference Units for approximately $12.7 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management)), recognizing a loss of approximately $0.2 million on the sale transactions. During the quarter ended September 30, 2006, Belair Real Estate sold certain of its Partnership Preference Units for approximately $17.0 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a loss of approximately $0.6 million on the sale transactions.

During the quarter ended September 30, 2007, the Fund’s net investment income from real estate investments was approximately $3.0 million compared to approximately $3.9 million for the quarter ended September 30, 2006, a decrease of $0.9 million or 23%. The decrease was due to lower distributions from investments in Partnership Preference Units principally due to the suspension of distribution payments by an issuer in the second half of 2006. This decrease was partially offset by an increase in the net investment income of Elkhorn and the acquisition of Bel Scudders 3 in December 2006. During the quarter ended September 30, 2006, the Fund’s net investment income from real estate investments decreased principally due to lower distributions from investments in Partnership Preference Units due to lower average holdings of Partnership Preference Units during the quarter and a decrease in the net investment income of Elkhorn.

During the quarter ended September 30, 2007, the Fund saw net unrealized depreciation of the estimated fair value of its real estate investments of approximately $1.6 million compared to net unrealized appreciation of approximately $4.1 million during the quarter ended September 30, 2006. Net unrealized depreciation of approximately $1.6 million consisted of approximately $2.3 million of net unrealized depreciation in the value of the Partnership Preference Units, partially offset by approximately $0.7 million of net unrealized appreciation in the value of Belair Real Estate’s investment in Elkhorn.

The Fund’s investments in real properties achieved modest returns during the quarter, benefiting from earnings in the expected range and capitalization rates and discount rates which reflect the continued robust investor demand for institutional-grade real estate. The estimated fair values for Partnership Preference Units decreased during the quarter due to widening credit spreads partially offset by a decline in interest rates during the quarter ended September 30, 2007.

Performance of Interest Rate Swap Agreements. For the quarter ended September 30, 2007, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $4.2 million, compared to net realized and unrealized losses of approximately $5.5 million for the quarter ended September 30, 2006. Net realized and unrealized losses on swap agreements for the quarter ended September 30, 2007 consisted of $5.1 million of net unrealized losses due to changes in swap agreement valuations, partially offset by $0.9 million of periodic net payments received pursuant to outstanding swap agreements (classified as net realized gains on interest rate swap agreements in the Fund’s condensed consolidated financial statements). For the quarter ended September 30, 2006, net realized and unrealized losses on swap agreements consisted of $6.4 million of net unrealized losses on swap agreement valuation changes, partially offset by $0.9 million of periodic net payments received pursuant to outstanding swap agreements. The negative contribution to Fund performance from changes in swap agreement valuations for the quarters ended September 30, 2007 and September 30, 2006 were attributable to decreases in swap rates during the period.

MD&A for the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006.

Performance of the Fund. The Fund’s total return was 7.63% for the nine months ended September 30, 2007. This return reflects an increase in the Fund’s net asset value per share from $143.48 to $151.84 and a distribution of $2.42 per share during the period. The S&P 500 Index had a total return of 9.12% over the same period. Last year, the Fund had a total return of 7.48% for the nine months ended September 30, 2006. This return reflected an increase in the Fund’s net asset value per share from $132.33 to $137.21 and a distribution of $4.71 per share during the period. The S&P 500 Index had a total return of 8.52% over the same period.

Performance of the Portfolio. The Portfolio’s total return was 7.96% for the nine months ended September 30, 2007, underperforming the S&P 500 Index return of 9.12% . The U.S. equity markets posted strong returns during the first nine months of 2007, despite an increase in volatility to its highest level in nearly four years. Earnings growth during the period proved better than expected and merger and buyout activity continued at a robust clip, fueling the equity markets. Late in the summer, however, a sub-prime mortgage contraction led to a freezing of the credit markets, weighing on equities. The domestic housing crisis, coupled with rising food and commodity inflation, caused additional concern as investors feared both a slowing economy and rising inflation. The Federal Reserve addressed these issues by lowering the discount rate in mid-August then lowering the federal funds rate by 50 basis points in September. These actions provided a boost to equities, and the broad market, represented by the S&P 500 Index, rebounded to finish the third quarter with a gain. On average during the course of the period, large capitalization stocks generally outperformed small- and mid-capitalization stocks and growth style investments remained ahead of their value counterparts.

Despite increased volatility, eight out of ten economic sectors in the S&P 500 Index posted positive returns. Energy, materials and telecommunications were the top-performing sectors, while the financials and consumer discretionary sectors realized weaker returns. Index-leading industries of the first nine months of 2007 included internet and catalog retailers, construction and engineering, energy equipment and services, auto components, and machinery. Industries making negative contributions to the S&P 500 Index returns included commercial services, household durables, real estate management and development, thrifts and mortgage finance, and specialty retailers.

The Portfolio remained overweight in the industrials, financials, consumer staples and discretionary sectors, while continuing to underweight the technology, materials, telecommunications and utilities sectors. Stock selection and allocation decisions within the energy, information technology, and materials sectors were the primary contributors to the Portfolio's underperformance versus the S&P 500 Index during the period. Relatively weaker investment choices within the computers and peripherals sectors accounted for most of the performance shortfall. Although the Portfolio remained overweight in the market-leading energy sector, its relative underweight allocation in the energy equipment and services industry hurt returns. Within the materials sector, an underweight position in the metals and mining industry and sub-par stock selection in chemicals also detracted from performance. Additionally, selections within the biotechnology industry were disappointing.

In contrast, the Portfolio gained from relatively stronger investment selections within consumer staples and financials sectors. An emphasis in the strong-performing machinery industry within industrials also contributed positively to performance. The Portfolio also benefited from relatively better selections in the pharmaceuticals and communications equipment sectors.

Performance of Real Estate Investments. During the nine months ended September 30, 2007, Belair Real Estate sold certain of its Partnership Preference Units for approximately $22.2 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a loss of approximately $0.9 million on the sale transactions. During the nine months ended September 30, 2006, Belair Real Estate acquired certain Partnership Preference Units totaling approximately $25.0 million and sold certain of its Partnership Preference Units for approximately $79.7 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a net loss of approximately $1.5 million on the sale transactions.

During the nine months ended September 30, 2007, the Fund’s net investment income from real estate investments was approximately $10.0 million compared to approximately $11.5 million for the nine months ended September 30, 2006, a decrease of $1.5 million or 13%. The decrease was due to lower distributions from investments in Partnership Preference

Units principally due to the suspension of distribution payments by an issuer in the second half of 2006 referenced above, partially offset by an increase in the net investment income of Elkhorn and the acquisition of Bel Scudders 3 in December 2006. During the nine months ended September 30, 2006, the Fund’s net investment income from real estate investments decreased principally due to lower distributions from investments in Partnership Preference Units due to lower average holdings of Partnership Preference Units during the period and a decrease in the net investment income of Elkhorn.

The estimated fair value of the Fund’s real estate investments was approximately $285.5 million at September 30, 2007 compared to approximately $302.9 million at December 31, 2006, a net decrease of $17.4 million or 6%. This net decrease was principally due to fewer Partnership Preference Units held at the end of the period and a modest decrease in the value of Bel Scudders 3, partially offset by a net increase in the estimated fair value of Belair Real Estate’s investment in Elkhorn. The Fund’s investment in real properties achieved modest returns, benefiting from earnings in the expected range and capitalization rates and discount rates which reflect the continued robust investor demand for institutional-grade real estate. The estimated fair values for Partnership Preference Units decreased from December 31, 2006 due to a widening of credit spreads, while interest rates remained flat compared to December 31, 2006.

During the nine months ended September 30, 2007, the Fund saw net unrealized appreciation of the estimated fair value of its real estate investments of approximately $0.1 million compared to net unrealized depreciation of approximately $1.4 million during the nine months ended September 30, 2006. Net unrealized appreciation of approximately $0.1 million consisted of approximately $5.2 million of net unrealized appreciation in the value of Belair Real Estate’s investment in Elkhorn, partially offset by approximately $3.7 million of net unrealized depreciation in the value of the Partnership Preference Units and approximately $1.4 million of unrealized depreciation in the value of Bel Scudders 3.

Performance of Interest Rate Swap Agreements. For the nine months ended September 30, 2007, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $1.5 million, compared to net realized and unrealized gains of approximately $1.5 million for the nine months ended September 30, 2006. Net realized and unrealized losses on swap agreements for the nine months ended September 30, 2007 consisted of $4.1 million of net unrealized losses due to changes in swap agreement valuations, partially offset by $2.6 million of periodic net payments received pursuant to outstanding swap agreements (classified as net realized gains on interest rate swap agreements in the Fund’s condensed consolidated financial statements). For the nine months ended September 30, 2006, net realized and unrealized gains on swap agreements primarily consisted of $1.5 million of periodic net payments received pursuant to outstanding swap agreements. The negative contribution to Fund performance from changes in swap agreement valuations for the nine months ended September 30, 2007 was attributable to a decrease in the remaining term of the swap agreements. For the nine months ended September 30, 2006, changes in swap rates were modest, resulting in minimal impact to the Fund’s performance from changes in swap agreement valuations.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. (DKH) and Merrill Lynch Mortgage Capital, Inc. (MLMC) (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments and to satisfy the liquidity needs of the Fund. The Fund will continue to use the Credit Facility for such purposes in the future.

As of September 30, 2007, the Fund had outstanding borrowings of $434.0 million and unused loan commitments of $27.0 million under the Credit Facility. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder.

On October 10, 2007, the Fund amended the DKH credit arrangement to decrease the amount of borrowings by $105.0 million to an aggregate amount of outstanding borrowings of $301.0 million.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its borrowings under the Credit Facility. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of September 30, 2007, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $4.7 million. As of December 31, 2006, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $8.8 million.

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

								Estimated
								Fair Value
								as of
								September 30,
	2008	2009	2010	2011	2012	Thereafter	Total	2007

Rate sensitive liabilities:

Long-term debt:

Fixed-rate mortgage						$60,700,000	$ 60,700,000	$ 57,600,000
Average interest rate						5.61%	5.61%

Variable-rate Credit
Facility			$434,000,000				$434,000,000	$434,000,000
Average interest rate			5.43%				5.43%

Rate sensitive derivative
financial instruments:

Pay fixed/ receive variable
interest rate swap
agreements			$378,782,000				$378,782,000	$ 4,651,892
Average pay rate			4.73%				4.73%
Average receive rate			5.42%				5.42%

Rate sensitive
investments:

Fixed-rate Partnership
Preference Units:

								Estimated
								Fair Value
								as of
								September 30,
	2008	2009	2010	2011	2012	Thereafter	Total	2007

Colonial Realty Limited
Partnership, 7.25%
Series B Cumulative
Redeemable Perpetual
Preferred Units,
Callable 8/24/09,
Current Yield: 7.97%		$17,918,598					$17,918,598	$18,659,100

Essex Portfolio L.P.,
7.875% Series D
Cumulative Redeemable
Preferred Units,
Callable 7/28/10,
Current Yield: 8.07%			$15,399,300				$15,399,300	$14,643,660

MHC Operating Limited
Partnership, 8.0625%
Series D Cumulative
Redeemable Perpetual
Preference Units,
Callable 3/24/10,
Current Yield: 8.48%			$37,500,000				$37,500,000	$35,640,000

National Golf Operating
Partnership, L.P., 11%
Series A Cumulative
Redeemable Preferred
Units, Callable 2/6/03,
Current Yield: 21.57%**	$31,454,184						$31,454,184	$16,841,475

National Golf Operating
Partnership, L.P., 11%
Series B Cumulative
Redeemable Preferred
Units, Callable 2/6/03,
Current Yield: 21.57%**	$ 5,000,000						$ 5,000,000	$ 2,550,000

PSA Institutional Partners,
L.P., 7.25% Series J
Cumulative Redeemable
Perpetual Preferred Units,
Callable 5/9/11,
Current Yield: 7.60%				$25,000,000			$25,000,000	$23,840,000

PSA Institutional Partners,
L.P., 6.4% Series NN
Cumulative Redeemable
Perpetual Preferred Units,
Callable 3/17/10,
Current Yield: 7.46%			$20,009,723				$20,009,723	$17,160,000

Vornado Realty L.P., 7%
Series D-10 Cumulative
Redeemable Preferred
Units, Callable 11/17/08,
Current Yield: 7.67%(1)		$19,561,832					$19,561,832	$21,913,596

								Estimated
								Fair Value
								as of
								September 30,
	2008	2009	2010	2011	2012	Thereafter	Total	2007

Note Receivable:

Fixed-rate note receivable,
8%						$ 2,070,580	$2,070,580	$ 0

* The amounts listed reflect the Fund’s positions as of September 30, 2007. The Fund’s current positions may differ.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although in the ordinary course of business the Fund and its subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which they are subject.

Item 1A. Risk Factors.

There have been no material changes from risk factors as previously disclosed in the Fund’s Form 10-K for the year ended December 31, 2006 in response to Item 1A to Part 1 of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2006, shares of the Fund may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible for redemption. During each month in the quarter ended September 30, 2007, the total number of shares redeemed and the average price paid per share were as follows:

Month Ended	Total No. of Shares Redeemed(1)	Average Price Paid Per Share
July 31, 2007	136,026.134	$152.90
August 31, 2007	33,767.258	$143.30
September 30, 2007	39,029.913	$145.20
Total	208,823.305	$147.20

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended September 30, 2007.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	The following is a list of all exhibits filed as part of this Form 10-Q:

4.1(d) Amendment No. 4 dated October 10, 2007 to the Loan and Security Agreement between Belair Capital Fund LLC and Dresdner Kleinwort Holdings I, Inc.

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
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on November 9, 2007.

BELAIR CAPITAL FUND LLC

/s/ Andrew C. Frenette Andrew C. Frenette Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

4.1(d)	Amendment No. 4 dated October 10, 2007 to the Loan and Security Agreement between Belair Capital Fund LLC and Dresdner Kleinwort Holdings I, Inc.
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
of 2002