Form 10-K
period 2007-12-31
BELAIR CAPITAL FUND LLC
filed 2008-02-29
CIK 1050816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934 (THE ACT)

For the Fiscal Year Ended December 31, 2007
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
☒ Yes ☐ No

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

Aggregate market value of the Shares held by non-affiliates of Registrant, based on the closing net asset value on June 29, 2007 was $998,282,430. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that the Registrant’s manager, its executive officers and directors and persons holding 5% or more of the Registrant’s Shares are affiliates.

Incorporations by Reference: None.

The Exhibit Index is located on page 81.

Belair Capital Fund LLC
Index to Form 10-K

PART I

Item 1. Business.

Fund Overview.  Belair Capital Fund LLC (the Fund) is a private investment company organized by Eaton Vance Management (Eaton Vance) to provide diversification and tax-sensitive investment management to investors holding large and concentrated positions in equity securities of selected public companies. The Fund’s investment objective is to achieve long-term, after-tax returns for persons who have invested in the Fund (Shareholders). The Fund, a Massachusetts limited liability company, commenced its investment operations on February 6, 1998. Limited liability company interests of the Fund (Shares) were issued to Shareholders at three closings during 1998. At each Fund closing, the Fund accepted contributions of stock from investors in exchange for Shares of the Fund. The Fund discontinued offering Shares on June 25, 1998 and, while the Fund is not prohibited from doing so, no future offering is anticipated. As of December 31, 2007, the Fund had net assets of approximately $0.9 billion.

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

The Fund intends to distribute at the end of each year, or shortly thereafter, all of its net investment income for such year, if any. The Fund also intends to make annual capital gain distributions equal to approximately 18% of the amount of its net realized capital gains, if any, other than certain precontribution gains. The Fund’s distributions generally are based on determinations of net investment income and net realized capital gains for federal income tax purposes. Such amounts may differ from net investment income or loss and net realized gain or loss as set forth in the Fund’s consolidated financial statements due to differences in the treatment of various income, gain, loss, expense and other items for federal income tax purposes and under generally accepted accounting principles (GAAP). See Note 2 to the Fund’s consolidated financial statements. The Fund intends to pay any distributions on the last business day of each fiscal year of the Fund (which concludes on December 31) or shortly thereafter. See “Distributions” in Item 5(c).

Fund Management. The manager of the Fund is Eaton Vance, a Massachusetts business trust registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the Advisers Act). Eaton Vance and its subsidiary, Boston Management and Research (Boston Management), provide management and advisory services to the Fund, its real estate subsidiary and the investment portfolio in which the Fund invests. Boston Management is also registered as an investment adviser under the Advisers Act. Eaton Vance and Boston Management provide advisory, administration and/or management services to over 150 investment companies, as well as separate accounts managed for individual and institutional investors. As of December 31, 2007, Eaton Vance and its affiliates managed approximately $155 billion on behalf of clients. The fees payable to the Eaton Vance organization, as well as other fees payable by the Fund, are described in Item 13. The Eaton Vance organization is subject to certain conflicts of interest in providing services to the

Fund, its subsidiaries and the investment portfolio in which the Fund invests. See “The Eaton Vance Organization - Conflicts of Interest” below.

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

The Fund is registered under the Act and files periodic reports (such as reports on Form 10-Q and Form 10-K) thereunder. Copies of the reports filed by the Fund are available: at the public reference room of the Securities and Exchange Commission (SEC) in Washington, DC (call 1-202-551-8690 for information on the operation of the public reference room); on the EDGAR Database on the SEC’s Internet site (http://www.sec.gov); or, upon payment of copying fees, by writing to the SEC’s public reference section, 100 F Street, NE, Washington, DC 20549-0102, or by electronic mail at publicinfo@sec.gov. The Fund does not have a website. The Fund intends to provide Shareholders with an annual and semiannual report containing the Fund’s consolidated financial statements, audited by the Fund’s independent registered public accounting firm in the case of the annual report.

The Fund’s Investment in Belvedere Capital Fund Company LLC and Tax-Managed Growth Portfolio. At each Fund closing, all of the securities accepted for contribution to the Fund were contributed by the Fund to Belvedere Capital Fund Company LLC (Belvedere Company), a Massachusetts limited liability company, in exchange for shares of Belvedere Company. Belvedere Company, in turn, immediately thereafter contributed the securities received from the Fund to Tax-Managed Growth Portfolio (the Portfolio) in exchange for an interest in the Portfolio. The Portfolio is a diversified, open-end management investment company registered under the 1940 Act with net assets of approximately $19.9 billion as of December 31, 2007. As of December 31, 2007, the Fund’s investment in the Portfolio through Belvedere Company had a value of approximately $1.0 billion (equal to approximately 78.4% of the Fund’s total assets on a consolidated basis).

Belvedere Company. Belvedere Company was organized in 1997 by Eaton Vance to offer tax-free diversification and tax-sensitive investment management to certain qualified investors who contributed diversified portfolios of equity securities. As of December 31, 2007, the investment assets of Belvedere Company consisted exclusively of an interest in the Portfolio with a value of approximately $14.8 billion. As of such date, the Fund owned approximately 6.9% of Belvedere Company’s outstanding shares. As of December 31, 2007, the other investors in Belvedere Company included twelve other investment funds sponsored by the Eaton Vance organization (investment fund investors), as well as qualified individual investors who acquired shares of Belvedere Company in exchange for portfolios of acceptable securities (non-investment fund investors).

Belvedere Company considers for acceptance equity securities that (i) are listed on the New York Stock Exchange (NYSE), the American Stock Exchange, the NASDAQ Global or Global Select Market (NASDAQ) or a major foreign exchange, (ii) have a trading price of at least $10.00 per share and (iii) are issued by issuers having an equity market capitalization of at least $500 million. Because Belvedere Company only accepts contributions of diversified baskets of securities (as described below), it is not subject to the requirement that not more than 80% of its assets consist of “stocks and securities” as defined in the Code. For investors that own a diversified basket of securities, investing in Belvedere Company (rather than in the Fund) avoids the costs and risks of investing in real estate and the associated financial leverage to which the Fund is subject. See “Risks of Real Estate Investments” and “Risks of Leverage” in Item 7A(b).

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

The Portfolio. The Portfolio was organized in 1995 by Eaton Vance as the successor to the investment operations of Eaton Vance Tax-Managed Growth Fund 1.0 (Tax-Managed Growth 1.0), a mutual fund established in 1966 by Eaton Vance and managed from inception for long-term, after-tax returns. As of December 31, 2007, investors in the Portfolio included six investors in addition to Belvedere Company and Tax-Managed Growth 1.0, each of which acquired or is acquiring on a continuous basis interests in the Portfolio with cash. All investors in the Portfolio are sponsored by or affiliated with Eaton Vance. As of December 31, 2007, Belvedere Company owned approximately 74.3% of the Portfolio’s net assets.

The Fund invests in the Portfolio (on an indirect basis through Belvedere Company) because it is a well-established investment portfolio that has an investment objective and policies that are compatible to those of the Fund. Investing in the Portfolio enables the Fund to participate in a substantially larger and more diversified investment portfolio than it could achieve by managing the contributed securities directly. The audited financial statements of the Portfolio for the year ended December 31, 2007 are included as pages 63 to 79 of this Annual Report on Form 10-K. The Portfolio’s audited financial statements include information about the assets and liabilities of the Portfolio, including Portfolio income and expenses. For a discussion of the Portfolio’s performance for the year ended December 31, 2007, see “Performance of the Portfolio” in Item 7(a). For a description of the investment advisory fee payable by the Portfolio, see “The Portfolio’s Investment Advisory Fee” in Item 13.

The Portfolio’s Investment Objective and Policies. The investment objective of the Portfolio is to achieve long-term, after-tax returns for its investors by investing in a diversified portfolio of equity securities. The Portfolio invests primarily in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Portfolio seeks to invest in a broadly diversified portfolio of stocks and to invest primarily in established companies with characteristics of above-average growth, predictability and stability that are acquired with the expectation of being held for a period of years. Under normal market conditions, the Portfolio invests primarily in common stocks. The Portfolio has acquired securities through contributions from Belvedere Company, Tax-Managed Growth 1.0 and Eaton Vance Tax-Managed Growth Fund 1.1, and through purchases of securities with cash invested in the Portfolio by certain of these and other investors.

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

When the Portfolio decides to sell a particular appreciated security, the Portfolio will select for sale the share lots resulting in the most favorable tax treatment, generally those with holding periods sufficient to qualify for long-term capital gain treatment that have the highest cost basis. The Portfolio may, when deemed prudent by its investment adviser, sell securities to realize capital losses that can be used to offset realized gains. While the Portfolio generally retains the securities contributed to the Portfolio by Belvedere Company, the Portfolio has the flexibility to sell contributed securities. Securities acquired by the Portfolio with cash may be sold in accordance with its management strategies. In lieu of selling a security, the Portfolio may hedge its exposure to that security by using the techniques described below. The Portfolio also disposes of appreciated securities through its practice of settling redemptions by investors in the Portfolio that contributed securities primarily by distributing securities as described in Item 5(a) under “Redemption of Fund Shares.” The Portfolio may also settle redemptions by investors with distributions of securities upon request. As described in Item 5(a), settling redemptions with appreciated securities can result in certain tax benefits to the Portfolio, Belvedere Company, the Fund and the redeeming Shareholder.

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

The Portfolio’s ability to utilize covered short sales, certain equity swaps, forward sales, futures contracts and certain equity collar strategies as a tax-efficient management technique with respect to holdings of appreciated securities is limited to circumstances in which the hedging transaction is closed out within 30 days after the end of the Portfolio’s taxable year in which the hedging transaction was initiated and the underlying appreciated securities position is held unhedged for at least the next 60 days after such hedging transaction is closed. In addition, dividends received on stock for which the Portfolio is obligated to make related payments (pursuant to a short sale or otherwise) with respect to positions in substantially similar or related property are subject to federal income tax at ordinary rates and do not qualify for favorable tax treatment. Also, the holding periods required to receive tax-advantaged treatment of qualified dividends on a stock are suspended whenever the Portfolio has an option (other than a qualified covered call option not in the money when written) or contractual obligation to sell or an open short sale of substantially identical stock, is the grantor of an option (other than a qualified covered call option not in the money when written) to buy substantially identical stock or has diminished risk of loss in such stock by holding positions with respect to substantially similar or related property. The use of these investment techniques may require the Portfolio to commit or make available cash and, therefore, may not be available at such times as the Portfolio has limited holdings of cash. The Portfolio did not employ any of the techniques described above on securities holdings during the year ended December 31, 2007. See “Risks of Certain Investment Techniques” in Item 7A(b).

The Fund’s Real Estate Investments. Separate from its investment in the Portfolio through Belvedere Company, the Fund invests in certain real estate investments through Belair Real Estate Corporation (Belair Real Estate). The ownership structure of Belair Real Estate is described below under “Organization of Belair Real Estate.” As referred to above under “Fund Overview - Structure of the Fund”, the Fund invests in real estate investments to satisfy certain requirements of the Code for contributions of appreciated stocks to the Fund by Shareholders to be nontaxable. As of December 31, 2007, the real estate investments of Belair Real Estate totaled approximately $271.1 million and represented 21.0% of the Fund’s total assets. The Fund acquires its real estate investments with borrowed funds, as described below under “Fund Borrowings”. The Fund seeks a return on its real estate investments over the long term that exceeds the cost of the borrowings incurred to acquire such investments. For a description of material real estate investment transactions during the year ended December 31, 2007, see “Performance of Real Estate Investments” in Item 7(a).

At December 31, 2007, Belair Real Estate held investments in: a real estate joint venture (Real Estate Joint Venture), Elkhorn Property Trust (Elkhorn), in which Belair Real Estate owns a majority economic interest; a wholly owned real property (Wholly Owned Property) subject to a long-term net lease (Net Leased Property), Bel Scudders 3 LLC (Bel Scudders 3); a portfolio of income-producing preferred equity interests in real estate operating partnerships that generally are affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership Preference Units); and certain other real estate investments, including certain debt and common equity investments in two private real estate companies. Certain of the Partnership Preference Units are held indirectly through Bel Holdings LLC (Bel Holdings). Bel Holdings is a Delaware limited liability company formed in 2003 and treated as a partnership for tax purposes. At December 31, 2007, Bel Holdings’ sole investment was Partnership Preference Units issued by Vornado Realty L.P. At December 31, 2007, Belair Real Estate owned 30% of Bel Holdings’ outstanding units. Information included herein about Belair Real Estate’s Partnership Preference Units includes the Partnership Preference Units held directly through Belair Real Estate and indirectly through Bel Holdings. As of December 31, 2007, approximately 22.7% of the real estate investments of the Fund consisted of its investment in Elkhorn, approximately 29.4% was the investment in Bel Scudders 3 and approximately 47.9% was investments in Partnership Preference Units. Belair Real Estate’s investment in certain debt and common equity investments in two private real estate companies had no value as of December 31, 2007.

In the future, Belair Real Estate may invest in other types of real estate investments, including tenancy-in-common interests in real properties (Co-owned Property) and other real property investments held directly or through majority-owned affiliates. Real Estate Joint Ventures, Wholly Owned Property and Co-owned Property are sometimes referred to herein as Subsidiary Real Estate Investments. Belair Real Estate may purchase real estate investments from, and sell them to, real estate investment affiliates of other investment funds advised by Boston Management. See “Certain Real Estate Investment Transactions” in Item 13.

Boston Management serves as manager of Belair Real Estate. In that capacity, Boston Management manages the investment and reinvestment of Belair Real Estate’s assets and administers its affairs. See “Belair Real Estate’s Management Fee” in Item 13 for a description of the management fee payable by Belair Real Estate to Boston Management.

Real Estate Joint Venture Investments. At December 31, 2007, Belair Real Estate owned a majority economic interest in a Real Estate Joint Venture, Elkhorn. Elkhorn owns real property through its interest in ProLogis Six Rivers Limited Partnership and the ProLogis Elkhorn Fund L.P. At December 31, 2007, the average occupancy rate of the properties owned by Elkhorn was 92%.

A board of trustees controls the business of Elkhorn. Each of Belair Real Estate and the minority investor in Elkhorn has representation on the board and the unanimous consent of the board is required for all major decisions. The board of Elkhorn has delegated day-to-day administration of Elkhorn and the day-to-day management of its real properties to the principal minority investor in Elkhorn or an affiliated company thereof (the Operating Partner). The Operating Partner receives management related fees from Elkhorn and, in addition, is reimbursed for certain payroll and other direct expenses incurred.

At December 31, 2007, the assets of Elkhorn consisted of 22 industrial distribution properties. When Elkhorn was established, the properties held by Elkhorn were acquired from or in conjunction with the Operating Partner thereof. See Item 2. Distributable cash flows from Elkhorn are allocated in a manner that provides Belair Real Estate: 1) a priority with respect to a fixed annual preferred return; and 2) participation on a pro rata or reduced basis in distributable cash flows in excess of the annual preferred return of Belair Real Estate and the subordinated preferred return of the Operating Partner.

Financing for Elkhorn consists primarily of fixed-rate secured mortgage debt obligations of Elkhorn that are without recourse to Fund Shareholders and generally without recourse to Belair Real Estate and the Fund, as described under “Risks of Real Estate Investments” in Item 7A(b). Both Belair Real Estate and the Operating Partner invested equity in Elkhorn. Belair Real Estate’s equity in Elkhorn was acquired using the proceeds of Fund borrowings.

The Operating Partner of Elkhorn also serves as an operating partner of other Real Estate Joint Ventures in which affiliates of other investment funds advised by Boston Management hold a majority economic interest. The persons serving as trustees of Elkhorn on behalf of Belair Real Estate are employees or affiliates of Boston Management. See “Directors, Executive Officers and Corporate Governance” in Item 10. No director of Belair Real Estate or trustee of Elkhorn is a Shareholder of the Fund. No company in the Eaton Vance organization has a material financial interest in Elkhorn.

The Operating Partner of Elkhorn is ProLogis, a publicly owned REIT. Common shares of ProLogis are traded on the NYSE under the symbol “PLD”. ProLogis owns 20% of the voting shares of Elkhorn. Belair Real Estate owns the balance of such shares. Pursuant to an agreement with ProLogis, upon unanimous consent or from and after August 4, 2014, either Belair Real Estate or ProLogis may cause a liquidation of Elkhorn. If Belair Real Estate or ProLogis elects to liquidate Elkhorn, Elkhorn will retain an independent third party to effectuate the liquidation.

The sale to Belair Real Estate by ProLogis of its interest in Elkhorn would not affect the REIT qualification of Elkhorn. If Belair Real Estate were to dispose of its interest in Elkhorn pursuant to the liquidation agreement or otherwise, it may acquire an interest in a different real estate investment to replace the investment sold.

Wholly Owned Property. At December 31, 2007, Belair Real Estate owned a Wholly Owned Property that is a Net Leased Property, Bel Scudders 3, consisting of an office building located in Plainsboro, New Jersey. Bel Scudders 3’s property is financed by fixed-rate secured mortgage debt obligations of Bel Scudders 3 that are without recourse to Fund Shareholders and generally without recourse to Belair Real Estate and the Fund, as described under “Risks of Real Estate Investments” in Item 7A(b). Belair Real Estate’s equity in Bel Scudders 3 was acquired using the proceeds of Fund borrowings.

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

Partnership Preference Units. Investments by Belair Real Estate in Partnership Preference Units represent preferred equity interests in real estate operating partnerships. The assets of the partnerships that issued the Partnership Preference

Units owned by Belair Real Estate on December 31, 2007 consisted primarily of direct or indirect ownership interests in real properties, including manufactured home communities, office properties, self-storage facilities, golf course properties, multifamily properties and shopping centers. The Partnership Preference Units owned by Belair Real Estate as of December 31, 2007 are listed in Item 7A(a) and in the consolidated portfolio of investments included in the Fund’s consolidated financial statements, which are included on pages 44 to 62 of this Annual Report on Form 10-K.

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

Belair Real Estate also has issued preferred shares to satisfy certain provisions of the Code, which require that a REIT be beneficially owned in the aggregate by 100 or more persons. The preferred shares of Belair Real Estate are owned by not less than 100 charitable organizations that received the preferred shares as gifts. Each charitable organization that received a preferred share was an “accredited investor” (as defined in the Securities Act) with total assets in excess of $5 million at the time the organization received the preferred shares. Eaton Vance selected the charitable organizations from the charities for which it has matched employee contributions and/or based on suggestions from its employees. As of December 31, 2007, the total value of the preferred shares outstanding of Belair Real Estate was $210,000. Dividends on preferred shares are cumulative and payable annually at a dividend rate of 8% per year. The dividends paid on preferred shares have priority over payments on common shares. For the year ended December 31, 2007, Belair Real Estate paid distributions to preferred shareholders of $16,800.

Fund Borrowings. To finance its real estate investments, the Fund has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. (the DKH Credit Facility) and Merrill Lynch Mortgage Capital, Inc. (the MLMC Credit Facility) (collectively, the Credit Facility). The Credit Facility is secured by a pledge of the Fund’s assets, excluding the Fund’s investment in Elkhorn and the assets of Bel Scudders 3, and expires in June 2010. At December 31, 2007, the total principal amount outstanding under the Credit Facility was $312.0 million. The Credit Facility was also used to provide for selling commissions and the Fund’s organizational expenses, as well as any ongoing liquidity needs of the Fund.

The DKH Credit Facility is a term credit arrangement. Borrowings under the DKH Credit Facility accrue interest at a rate of one-month LIBOR plus 0.30% per annum. As of December 31, 2007, outstanding borrowings under the DKH Credit Facility totaled $301.0 million.

The MLMC Credit Facility is a revolving credit arrangement. The Fund may borrow up to $55.0 million under the MLMC Credit Facility of which up to $10.0 million may be letters of credit. Borrowings under the MLMC Credit Facility accrue interest at a rate of one-month LIBOR plus 0.38% per annum. As of December 31, 2007, outstanding borrowings under the MLMC Credit Facility totaled $11.0 million. There were no letters of credit outstanding as of December 31, 2007. The unused loan commitment amount totaled $44.0 million as of December 31, 2007. A commitment fee of 0.10% per annum is paid on the unused commitment amount. The Fund pays all fees associated with issuing letters of credit.

Obligations under the Credit Facility are without recourse to Fund Shareholders. As described above, financing for Elkhorn and Bel Scudders 3 consists primarily of fixed-rate secured mortgage debt obligations of Elkhorn and Bel Scudders 3 that are without recourse to Fund Shareholders and generally without recourse to Belair Real Estate and the Fund. See “Risks of Real Estate Investments” in Item 7A(b).

Interest Rate Swap Agreements. The Fund has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. (MLCS) to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on the Fund’s net asset value. Pursuant to the interest rate swap agreements, the Fund makes cash payments to MLCS at fixed rates in exchange for floating rate payments from MLCS that fluctuate with one-month LIBOR. The interest rate swap agreements currently in effect extend until June 25, 2010, subject to the Fund’s earlier termination rights in the case of certain swaps, and provide for the Fund to make payments to MLCS at fixed rates averaging 4.73%. The variable one-month LIBOR rate on which payments from MLCS are based was 4.60% on December 31, 2007. See Note 8 to the Fund’s consolidated financial statements included as pages 44 to 62 of this Annual Report on Form 10-K.

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

As described above, the Fund pursues its objective primarily by investing in Belvedere Company. Belvedere Company invests exclusively in the Portfolio. Boston Management acts as investment adviser of the Portfolio and manager of Belvedere Company. EV Distributors acts as placement agent for Belvedere Company and the Portfolio. As of December 31, 2007, the assets of the Fund represented approximately 0.8% of assets under management by Eaton Vance and its affiliates. The offices of the Fund, Eaton Vance, Boston Management and EV Distributors are located at 255 State Street, Boston, Massachusetts 02109.

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

Belair Real Estate may purchase real estate investments from real estate investment affiliates of other investment funds advised by Boston Management. Belair Real Estate may also co-invest with such entities in real estate investments and sell real estate investments to such entities. In any such transaction, the assets purchased and sold will be valued in good faith by Boston Management, after consideration of factors, data and information that Boston Management considers relevant. Transaction prices generally will include an allocation of the original costs incurred in creating and acquiring the transferred real estate investments. Real estate investments are often difficult to value and others could in good faith arrive at valuations different from those of Boston Management. See “Critical Accounting Estimates” in Item 7(e).

Item 1A. Risk Factors.

The Fund invests primarily in a diversified portfolio of common stocks and is thereby subject to general stock market risk. There can be no assurance that the performance of the Fund will match that of the U.S. stock market or that of other equity funds. In managing the Portfolio for long-term, after-tax returns, Boston Management generally seeks to avoid or minimize sales of securities with large accumulated capital gains, including contributed securities. Such securities constitute a substantial portion of the assets of the Portfolio. Although the Portfolio may utilize certain management strategies in lieu of selling appreciated securities, the Portfolio’s, and hence the Fund’s, exposure to losses during stock market declines may nonetheless be higher than funds that do not follow a general policy of avoiding sales of highly appreciated securities. The Fund is also subject to risks associated with real estate investments and certain other risks, which are described under “Qualitative Information About Market Risk” in Item 7A(b).

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Fund does not own any physical properties, other than indirectly through Belair Real Estate’s investments. At December 31, 2007, Belair Real Estate held investments in: Partnership Preference Units of six issuers; Elkhorn, which owned 22 industrial distribution properties located in eight states (Florida, Georgia, New Jersey, Ohio, Pennsylvania, South Carolina, Tennessee and Texas); and Bel Scudders 3, which owned an office building in Plainsboro, New Jersey.

Item 3. Legal Proceedings.

Although in the ordinary course of business the Fund and its subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which they are subject.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

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

Redemption of Fund Shares. Shares of the Fund may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a Shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all Shareholders and all outstanding Fund Shares are eligible for redemption. During each month in the quarter ended December 31, 2007, the total number of Shares redeemed and the average price paid per Share were as follows:

Month Ended	Total No. of Shares Redeemed(1)	Average Price Paid Per Share
October	82,950.598	$153.26
November	61,871.038	$146.54
December	55,556.331	$148.61
Total	200,377.967	$149.30

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

If requested by a redeeming Shareholder making a redemption of at least $1 million, the Fund will generally distribute to the redeeming Shareholder a diversified basket of securities representing a range of industry groups that is drawn from the Portfolio. The selection of individual securities will be made by Boston Management in its sole discretion. No interests in Real Estate Joint Ventures, Wholly Owned Property, Co-owned Property, Partnership Preference Units or other real property investments will be distributed to meet a redemption request, and “restricted securities” will be distributed only to the Shareholder who contributed such securities or such Shareholder’s successor in interest. The Fund will not provide a redeeming Shareholder with a diversified basket of securities if such a distribution is expected to cause, directly or indirectly, any other Shareholder, any investor in Belvedere Company or any investor in the Portfolio to realize taxable gain.

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

Determining Net Asset Value. Boston Management, as investment adviser, is responsible for determining the value of the Fund’s assets. The Fund’s custodian, State Street Bank and Trust Company, calculates the value of the assets of the Fund, Belvedere Company and the Portfolio each day that the NYSE is open for trading, as of the close of regular trading on the NYSE. The Fund’s net asset value per Share is calculated by dividing the value of the Fund’s total assets, less its liabilities, by the number of Shares outstanding.

The Fund’s net assets are valued in accordance with the Fund’s valuation procedures and reflect the value of its directly held assets and liabilities, as well as the net asset value of the Fund’s investment in the Portfolio held through Belvedere Company and in real estate investments held through Belair Real Estate. The trustees of the Portfolio have established procedures for the valuation of the Portfolio’s assets under normal market conditions. Pursuant to these procedures, marketable securities listed on U.S. securities exchanges generally are valued at the last sale price on the day of the valuation or, if there were no sales, at the mean between the closing bid and asked prices therefor on the exchange where such securities are principally traded. Marketable securities listed on the NASDAQ generally are valued at the NASDAQ official closing price. Unlisted or listed securities for which closing sale prices are not available are valued at the mean between the last available bid and asked prices or by an independent pricing service. Exchange-traded options are valued at the last sale price for the day of valuation as quoted on the principal exchange or board of trade on which the options are traded, or in the absence of a sale on such day, at the mean between the latest bid and asked prices therefor. Futures positions on securities or currencies are generally valued at closing settlement prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, will normally be valued on the basis of valuations furnished by a pricing service.

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

The Fund’s real estate investments are valued each day as determined in good faith by Boston Management after consideration of relevant factors, data and information. The procedures for valuing real estate investments are described under “Critical Accounting Estimates” in Item 7(e). The Fund’s interest rate swap agreements are normally valued by an independent pricing service. Fixed liabilities of the Fund generally are stated at principal value.

Historic Net Asset Values. Set forth below are the high and low net asset values per Share (NAVs) of the Fund for each quarter during the two years ended December 31, 2007 and 2006, the closing NAV on the last business day of each quarter, and the percentage change in NAV during each such quarter.

			NAV at	Quarterly %
Quarter Ended	High NAV	Low NAV	Quarter End	Change in NAV (1)
12/31/07	$156.06	$140.18	$146.60	-3.45%
9/30/07	$155.82	$139.63	$151.84	0.92%
6/30/07	$154.62	$141.83	$150.45	6.18%
3/31/07	$146.29	$136.55	$141.70	-1.24%
12/31/06	$143.99	$135.86	$143.48	4.57%
9/30/06	$137.45	$126.62	$137.21	4.65%
6/30/06	$137.18	$125.31	$131.11	-2.03%
3/31/06	$136.48	$128.00	$133.83	1.13%

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

As of February 15, 2008, there were 327 record holders of Shares of the Fund.

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

On January 30, 2008, the Fund made a distribution of $3.44 per Share to Shareholders of record on January 29, 2008. On January 26, 2007, the Fund made a distribution of $2.42 per Share to Shareholders of record on January 25, 2007. On January 26, 2006, the Fund made a distribution of $4.71 per Share to Shareholders of record on January 25, 2006.

Special Distributions. In addition to the pro rata income and capital gain distributions described above, the Fund also makes distributions to Shareholders’ allocated precontribution gain (other than certain precontribution gains allocated to a Shareholder in connection with a taxable tender offer or other taxable corporate event involving a security contributed by such Shareholder or such Shareholder’s predecessor in interest) (a Special Distribution). Special Distributions generally equal approximately 18% of the amount of realized precontribution gains plus approximately 4% of the allocated precontribution gain or such other percentage as deemed appropriate to compensate Shareholders receiving such distributions for taxes that may be due on income specially allocated in connection with the precontribution gain and Special Distributions. Special Distributions are made solely to the Shareholders to whom the precontribution gain is allocated. The Fund does not intend to make Special Distributions to a Shareholder in respect of realized precontribution gain allocated to a Shareholder or such Shareholder’s predecessor in interest in connection with a taxable tender offer or other taxable corporate event involving a security contributed by such Shareholder or such Shareholder’s predecessor in interest. The Fund made no Special Distributions during the year ended December 31, 2007. The Fund made Special Distributions of approxiately $20,000 during the year ended December 31, 2006.

Item 6. Selected Financial Data.

Table of Selected Financial Data. The consolidated data referred to below reflects the Fund’s historical results for the years ended December 31, 2007, 2006, 2005, 2004 and 2003. The following information should be read in conjunction with all of the consolidated financial statements and related notes appearing on pages 44 to 79 of this Annual Report on Form 10-K. The other consolidated data referred to below is as of each year-end.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003
Total investment income	$32,577,466	$32,263,162	$46,076,839	$47,315,540	$49,471,898
Interest expense	$26,678,971	$23,303,530	$17,019,536	$8,727,276	$8,888,133
Total expenses (including interest expense)	$32,454,421	$28,874,867	$23,691,543	$16,077,793	$15,442,365
Net investment income	$123,045	$3,388,295	$22,385,296	$31,237,747	$34,029,533
Net realized gain (loss)	$43,557,744	$42,353,903	$(1,385,566)	$(266,983)	$(40,777,903)
Net change in unrealized appreciation (depreciation)	$(3,291,054)	$89,395,333	$53,862,439	$75,576,711	$369,076,598
Net increase in net assets from operations	$40,389,735	$135,137,531	$74,862,169	$106,547,475	$362,328,228
Total assets	$1,289,074,087	$1,508,718,488	$1,673,360,568	$1,935,713,437	$1,971,283,661
Loan payable — Credit Facility	$312,000,000	$492,000,000	$426,000,000	$405,000,000	$447,000,000
Net assets	$912,917,724	$1,014,942,726	$1,244,690,843	$1,529,991,892	$1,522,281,849
Shares outstanding	6,227,435	7,073,595	9,405,723	12,058,622	12,728,157
Net asset value and redemption price per Share	$146.60	$143.48	$132.33	$126.88	$119.60
Net increase in net assets from operations per Share(1)	$5.54	$15.86	$7.83	$8.56	$27.71
Distribution paid per Share (2)(3)	$2.42	$4.71	$2.38	$1.28	$0.49

(1)       Based on average Shares outstanding.

(2)       The Fund also makes Special Distributions, which are not made on a pro rata basis. See Item 5(c). Special Distributions made during the year ended December 31, 2006 amounted to $0.002 per Share. There were no Special Distributions made during the years ended December 31, 2007, 2005, 2004 and 2003.

(3)       Distributions of net investment income and net realized capital gains are normally paid at the end of each year, or shortly thereafter, to Shareholders of record as of the record date. See “Distributions” in Item 5(c).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Act. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. The actual results of the Fund could differ materially from those contained in the forward-looking statements due to a number of factors. The Fund undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Factors that could affect the Fund’s performance include a decline in the U.S. stock markets or in general economic conditions, adverse developments affecting the real estate industry, or fluctuations in interest rates. See “Qualitative Information About Market Risk” in Item 7A(b) below.

The following discussion should be read in conjunction with the Fund’s consolidated financial statements and related notes appearing on pages 44 to 62 of this Annual Report on Form 10-K.

(a) Results of Operations.

Increases and decreases in the Fund’s net asset value per share are based on net investment income or loss and realized and unrealized gains and losses on investments. The Fund’s net investment income or loss is determined by subtracting the Fund’s total expenses from its investment income. The Fund’s investment income generally includes the net investment income allocated to the Fund from Belvedere Company, rental income from Wholly Owned Property, net investment income allocated to the Fund from the Real Estate Joint Venture, partnership income allocated from the Parternship Preference Units and interest earned on the Fund’s short-term investments, including investments in Cash Management Portfolio. The net investment income of Belvedere Company allocated to the Fund includes dividends, interest and expenses allocated to Belvedere Company by the Portfolio less the expenses of Belvedere Company allocated to the Fund. The Fund’s total expenses generally include the Fund’s investment advisory and administrative fees, servicing fees, interest expense from mortgage notes on Wholly Owned Property, if any, interest expense on the Fund’s Credit Facility and other miscellaneous expenses. The Fund’s realized and unrealized gains and losses are the result of transactions in, or changes in value of, security investments held through the Fund’s indirect interest (through Belvedere Company) in the Portfolio, real estate investments held through Belair Real Estate, the Fund’s interest rate swap agreements and any other direct investments of the Fund, as well as periodic payments made by the Fund pursuant to interest rate swap agreements.

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

MD&A for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006.

Performance of the Fund. (1) The Fund’s investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance, as the Fund’s manager, measures the Fund’s success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index as the Fund’s primary performance benchmark. The S&P 500 Index is a broad-based, unmanaged index of common stocks commonly used as a measure of U.S. stock market performance. Eaton Vance’s primary focus in pursuing total return is on the Fund’s common stock portfolio, which consists of its indirect interest in the Portfolio. The Fund invests in the Portfolio through its interest in Belvedere Company. The Fund’s performance will differ from that of the Portfolio primarily due to its investments outside the Portfolio. In measuring the performance of the Fund’s real estate investments, Eaton Vance considers whether, through current returns and changes in valuation, the real estate investments achieve returns that over the long-term exceed the cost of the borrowings incurred to acquire such investments and thereby add to Fund returns. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility to mitigate in part the impact of interest rate changes on the Fund’s net asset value.

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

The Fund’s total return for the year ended December 31, 2007 was 3.92%. This return reflects an increase in the Fund’s net asset value per Share from $143.48 to $146.60 and a distribution of $2.42 per Share during the period. For comparison, the S&P 500 Index had a total return of 5.49% over the same period. The combined impact on performance of the Fund’s investment activities outside of the Portfolio was negative for the year ended December 31, 2007.

The Fund had a total return of 12.39% for the year ended December 31, 2006. This return reflected an increase in the Fund’s net asset value per Share from $132.33 to $143.48 and a distribution of $4.71 per Share during the period. For comparison, the S&P 500 Index had a total return of 15.78% over the same period.

Performance of the Portfolio. Broad equity markets finished the year ended December 31, 2007, with respectable gains, despite increased volatility and ongoing concerns regarding the credit and housing markets. Global equities were booming early in 2007 as strong momentum continued from the previous year, but global markets encountered a turbulent second half of the year. Troubles with sub-prime mortgages and the U.S. housing crisis rattled the financial markets, leading to concerns of an economic slowdown. Additionally, crude oil prices continued to rise to new highs, while the U.S. dollar fell to record lows versus other major currencies, boosting many foreign market indices. Despite the Federal Reserve’s decision to lower interest rates during the second half of 2007, volatility in the equity and fixed income markets continued through year-end.

For the year ended December 31, 2007, eight of the ten major sectors within the S&P 500 Index registered positive returns. Energy, materials and utilities were the top-performing S&P 500 Index sectors during the year, while the financials and consumer discretionary sectors produced the weakest performance. Market-leading industries of 2007 included energy equipment and services, metals and mining, machinery, as well as independent power producers and energy traders. In contrast, the thrifts and mortgage finance, household durables, real estate management and development, and consumer finance industries all realized negative returns for the year. On average during the course of the year, large-capitalization stocks outperformed small-capitalization stocks and growth-style investments reversed course to outperform value-style investments.

The Portfolio’s performance for the year ended December 31, 2007 was 4.72%, which trailed the return of the S&P 500 Index by 0.77%. The Portfolio underperformed its benchmark due in part to differences in sector allocation and stock selection versus the S&P 500 Index. The total return of the Portfolio for the year ended December 31, 2006, was 13.69%, which trailed the S&P 500 Index by 2.09%.

During the year ended December 31, 2007, the Portfolio remained overweight in the industrials, consumer staples and consumer discretionary sectors, while continuing to underweight in the technology, materials, telecommunications and utilities sectors. The Portfolio’s computers and peripherals investments within the information technology sector were the largest detractors from relative performance, as the Portfolio’s underweight industry allocation and investment selections hurt relative results. The energy sector was also a weak contributor to relative performance as the Portfolio’s lighter exposure to the market-leading energy equipment and services industry and its stock holdings hampered performance. Additionally, the Portfolio’s allocation and relatively weaker selection within the underperforming biotechnology stocks detracted from returns during the year.

During the year ended December 31, 2007, the Portfolio benefited from its investments in the industrials, financials and consumer staples sectors. Its above-benchmark commitment to industrials and its investment selections among machinery stocks significantly added to results. The Portfolio’s underweight exposure to financial services, mortgage finance and REIT stocks, relative to its benchmark, proved beneficial as brokerage firms and mortgage and real estate companies suffered in the wake of the sub-prime mortgage and domestic housing crises. Stock selection within the insurance industry additionally boosted the Portfolio’s results. Finally, its overweight position in the consumer staples sector added value versus its benchmark, as investors favored defensive investments during this period of economic uncertainty.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belair Real Estate. As of December 31, 2007, real estate investments included: a Real Estate Joint Venture (Elkhorn); a Wholly Owned Property (Bel Scudders 3); a portfolio of Partnership Preference Units; and certain debt and common equity investments in two private real estate companies. Elkhorn owns industrial distribution properties and Bel Scudders 3 owns an office building leased to a single tenant subject to a net lease.

During the year ended December 31, 2007, Belair Real Estate sold certain of its Partnership Preference Units for approximately $39.8 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a net loss of approximately $3.8 million on the sale transactions.

During the year ended December 31, 2007, the Fund’s net investment income from real estate investments held through Belair Real Estate was approximately $13.3 million compared to approximately $15.6 million for the year ended December 31, 2006, a decrease of $2.3 million or 15%. The decrease was principally due to lower distributions from investments in Partnership Preference Units due to lower average holdings of Partnership Preference Units during the year and the suspension of Partnership Preference Unit distribution payments by an issuer in October 2006. The decrease was partially offset by an increase in the net investment income of Elkhorn and the acquisition of Bel Scudders 3 in December 2006.

The estimated fair value of the Fund’s real estate investments was approximately $271.1 million at December 31, 2007 compared to approximately $302.9 million at December 31, 2006, a net decrease of $31.8 million or 10%. This net decrease was principally due to fewer Partnership Preference Units held at year end, a net decline in the estimated fair values of continuing investments in Partnership Preference Units as discussed below and a modest decrease in the estimated fair value of Bel Scudders 3, partially offset by a net increase in the estimated fair value of Belair Real Estate’s investment in Elkhorn.

The Fund’s investments in real properties achieved modest returns during the year, benefiting from earnings in the expected range offset however by capitalization rates and discount rates which widened slightly. These rates reflected the reduced availability of debt financing and uncertainty on the direction of valuations for institutional-grade real estate causing a decrease in transactional activity towards the end of the year. The estimated fair value for Partnership Preference Units decreased during the year due to widening credit spreads, partially offset by a decline in interest rates during the year ended December 31, 2007.

During the year ended December 31, 2007, the Fund saw net unrealized appreciation of the estimated fair value of its real estate investments of approximately $5.0 million compared to net unrealized depreciation of approximately $18.8 million during the year ended December 31, 2006. Net unrealized appreciation of approximately $5.0 million consisted of approximately $11.1 million of net unrealized appreciation in the value of Belair Real Estate’s investment in Elkhorn, partially offset by net unrealized depreciation of $4.6 million in the value of the Partnership Preference Units and $1.5 million of unrealized depreciation in the value of Bel
Scudders 3.

Performance of Interest Rate Swap Agreements. For the year ended December 31, 2007, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $4.4 million, compared to net realized and unrealized gains of approximately $2.0 million for the year ended December 31, 2006. Net realized and unrealized losses on swap agreements in 2007 consisted of $7.5 million of net unrealized losses due to changes in swap agreement valuations, offset in part by $3.1 million of periodic net payments received pursuant to outstanding swap agreements (and classified as net realized gains on interest rate swap agreements in the Fund’s consolidated financial statements). The negative contribution to Fund performance from changes in swap agreement valuations in 2007 was attributable to decreases in swap rates during the year and a decrease in the remaining term of the agreements.

MD&A for the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005.

Performance of the Fund. The Fund had a total return of 12.39% for the year ended December 31, 2006. This return reflected an increase in the Fund’s net asset value per Share from $132.33 to $143.48 and a distribution of $4.71 per Share during the period. For comparison, the S&P 500 Index had a total return of 15.78% over the same period.

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

The Portfolio invests on a long term basis in a broadly diversified portfolio consisting primarily of common stocks of established growth companies. The Portfolio’s performance for the year ended December 31, 2006 was 13.69%, which trailed the return of the S&P 500 Index by 2.09%. The Portfolio underperformed its benchmark due in part to differences in sector allocation and stock selection versus the S&P 500 Index. The total return of the Portfolio for the year ended December 31, 2005 was 4.70%.

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

Performance of Real Estate Investments. As of December 31, 2006, real estate investments included an investment in Elkhorn, Bel Scudders 3, a portfolio of Partnership Preference Units and certain debt and common equity investments in two private real estate companies.

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

Performance of Interest Rate Swap Agreements. For the year ended December 31, 2006, net realized and unrealized gains on the Fund’s interest rate swap agreements totaled approximately $2.0 million, compared to net realized and unrealized gains of approximately $2.5 million for the year ended December 31, 2005. Net realized and unrealized gains on swap agreements in 2006 consisted of $2.4 million of periodic net payments received pursuant to outstanding swap agreements (and classified as net realized gains on interest rate swap agreements in the Fund’s consolidated financial statements), offset in part by $0.4 million of net realized and unrealized losses due to changes in swap agreement valuations. The negative contribution to Fund performance from changes in swap agreement valuations in 2006 was attributable to a decrease in the remaining term of the agreements, offset in part by modest increases to the swap rates during the year.

(b) Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into the Credit Facility primarily to finance the Fund’s real estate investments and to satisfy the liquidity needs of the Fund. The Fund will continue to use the Credit Facility for such purposes in the future.

On October 10, 2007, the Fund amended the DKH Credit Facility to decrease the amount of borrowings by $105.0 million to an aggregate amount of borrowings of $301.0 million. On February 14, 2008, the Fund further amended the DKH Credit Facility to decrease the amount of borrowings by $14.0 million to an aggregate amount of borrowings of $287.0 million.

On January 12, 2007, Bel Scudders 3 obtained first mortgage financing in the amount of $60.7 million for its investment in real property, a portion of the proceeds from which were used to repay certain borrowings under the Fund’s MLMC Credit Facility.

As of December 31, 2007, the Fund had outstanding borrowings of $312.0 million and unused loan commitments of $44.0 million under the Credit Facility. Any increase in the size of the Credit Facility or Fund borrowings will be subject to lender consent and may result in a change to the interest and fees paid thereunder.

Liquidity. The Fund may redeem shares of Belvedere Company at any time. During the year ended December 31, 2007, Fund redemptions from Belvedere Company included a redemption of shares of Belvedere Company for cash in the amount of $105.0 million. Such proceeds were used to pay down outstanding borrowings under the Credit Facility. Both Belvedere Company and the Portfolio normally follow the practice of satisfying redemptions primarily by distributing securities drawn from the Portfolio. Belvedere Company and the Portfolio may also satisfy redemptions by distributing cash. As of December 31, 2007, the Portfolio had cash and short-term investments in the amount of $193.9 million. The Portfolio participates in a $150.0 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had no outstanding borrowings at December 31, 2007. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of December 31, 2007, illiquid assets (consisting of restricted securities not available for current public sale) constituted 0.01% of the net assets of the Portfolio.

The liquidity of Belair Real Estate’s investments in Elkhorn is extremely limited and relies principally upon the liquidation agreement with ProLogis that is described in “Real Estate Joint Venture Investments” under “The Fund’s Real Estate Investments” in Item 1. Transfers of Belair Real Estate’s interest in Elkhorn to parties other than ProLogis are restricted by the terms of Elkhorn’s operative agreements and lender consent requirements. The Partnership Preference Units held by Belair Real Estate are not registered under the Securities Act and are subject to substantial restrictions on transfer. As such, they are considered illiquid.

(c) Off-Balance Sheet Arrangements.

The Fund does not have any relationships with unconsolidated entities that have been established solely for the purpose of facilitating off-balance sheet arrangements.

(d) The Fund’s Contractual Obligations.

The following table sets forth the amounts of payments due under the specified contractual obligations outstanding as of December 31, 2007:

	Payments due:
		Less than 1			More than 5
Type of Obligation	Total	Year	1-3 Years	3-5 Years	Years
Long Term Debt:
Mortgage Debt	$60,700,000	$—	$—	$—	$60,700,000

Borrowings under Credit Facility (1)	$312,000,000	$—	$312,000,000	$—	$—

Service Agreements (2)
Other Long Term Liabilities:

Interest Rate Swap Agreements (3)	$44,498,920	$17,927,269	$26,571,651	$—	$—
Total	$417,198,920	$17,927,269	$338,571,651	$—	$60,700,000

(1)       The Fund has entered into a Credit Facility as described in “Liquidity and Capital Resources” above. The Credit Facility is secured by a pledge of the Fund’s assets, excluding the Fund’s investment in Elkhorn and the assets of Bel Scudders 3 and expires on June 25, 2010. The Credit Facility is primarily used to finance the Fund’s equity in its real estate investments and to satisfy the liquidity needs of the Fund. The Fund will continue to use the Credit Facility for such purposes in the future. Amount does not reflect interest.

(2)       The Fund and Belair Real Estate have entered into agreements with certain service providers pursuant to which the Fund and Belair Real Estate pay fees as a percentage of assets. These fees include fees paid to Eaton Vance and its affiliates (which are described in Item 13). These agreements generally continue indefinitely unless terminated by the Fund or Belair Real Estate (as applicable) or the service provider. For the year ended December 31, 2007, fees paid to Eaton Vance and its affiliates equaled approximately 1.16% of the Fund’s average net assets. Because these fees are based on the Fund’s assets (which will fluctuate over time) it is not possible to specify the dollar amounts payable in the future.

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

The Fund has determined that the valuation of the Fund’s real estate investments involve critical estimates. The Fund’s investments in real estate are an important component of its total investment program. Market prices for these investments are not readily available and therefore the investments are stated in the Fund’s consolidated financial statements at estimated fair value. The estimated fair value of an investment represents the amount at which Boston Management believes the investment could be sold in a current transaction between willing parties in an orderly disposition, that is, other than in a forced or liquidation sale. The Fund reports the estimated fair value of its real estate investments on its consolidated statements of assets and liabilities, with any changes to estimated fair value recorded as unrealized appreciation or depreciation in the Fund’s consolidated statements of operations.

The need to estimate the fair value of the Fund’s real estate investments introduces uncertainty into the Fund’s reported financial condition and performance because:

•          such assets are, by their nature, difficult to value and estimated fair values may not accurately reflect what the Fund could realize in a current sale between willing parties;

•          property appraisals and other factors used to determine the estimated fair value of the Fund’s real estate investments depend on estimates of future operating results and supply and demand assumptions that may not reflect actual current market conditions and full consideration of all factors relevant to valuations;

•          property appraisals and other factors used to determine the estimated fair value of the Fund’s real estate investments are not continuously updated and therefore may not be current as of specific dates; and

•          if the Fund were forced to sell illiquid assets on a distressed basis, the proceeds may be substantially less than stated values.

As of December 31, 2007, the estimated fair value of the Fund’s real estate investments represented 21.0% of the Fund’s total assets. The estimated fair value of the Fund’s real estate investments may change due to changes in market conditions and changes in valuation assumptions made by property appraisers and third party valuation service providers as described below.

Real Estate Joint Ventures. Boston Management determines the estimated fair value of the Fund’s interests in Real Estate Joint Ventures based primarily on annual appraisals of the properties owned by such Real Estate Joint Ventures (provided such appraisals are available) and an allocation of the equity value of a Real Estate Joint Venture between the Fund and the Operating Partner. Appraisals of Real Estate Joint Venture properties may be conducted more frequently than once a year if Boston Management determines that significant changes in economic circumstances that may materially impact estimated fair values have occurred since the most recent appraisal.

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

Appraisals of properties owned by Real Estate Joint Ventures are conducted by independent, licensed appraisers who are not affiliated with Eaton Vance or the Operating Partner. Such appraisers may perform other valuation services for the Fund. Each appraisal is conducted in accordance with the Uniform Standards Board and the Code of Professional Appraisal Practice of the Appraisal Institute (as well as other relevant standards). Boston Management reviews the appraisal of each property and generally relies on the assumptions and judgments made by the appraiser when determining estimated fair value. Property appraisals are inherently uncertain because they apply assumed discount rates, capitalization rates, growth rates and inflation rates to the appraiser’s estimated stabilized cash flows, and due to the unique characteristics of a property. If the assumptions and estimates used by the appraisers to determine the value of the properties owned by the Real Estate Joint Ventures were to change, it could materially impact the estimated fair value of the Real Estate Joint Ventures. When a property owned by a Real Estate Joint Venture has not been appraised (such as when the Real Estate Joint Venture recently acquired the property), Boston Management determines the estimated fair value of the property based on the transaction value of the property, which equals the total acquisition cost of the property exclusive of certain legal and transaction costs, provided such amount is deemed indicative of fair value. Appraisals of newly acquired properties are conducted in the year following the acquisition or when Boston Management determines there has been a significant change in economic circumstances that may materially impact the estimated fair value. If the initial appraised value of a newly acquired property differs significantly from the transaction value of the property, it may materially impact the estimated fair value of the Real Estate Joint Venture that holds the property. Interim valuations of Real Estate Joint Venture assets may be adjusted to reflect results of operations, significant changes in economic circumstances and/or recent independent valuations of similar properties and distributions. As of December 31, 2007, all of the properties owned by Elkhorn had been appraised during the preceding year.

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

Boston Management reviews the appraisal of Wholly Owned Property and generally relies on the assumptions and judgments made by the appraiser when determining estimated fair value. Appraisals of Wholly Owned Property may be conducted more frequently than once a year if Boston Management determines that significant changes in economic circumstances have occurred since the most recent appraisal. Appraisals of Wholly Owned Property are inherently uncertain because they apply assumed discount rates, capitalization rates, growth rates and inflation rates to the expected income stream from the property as defined by the contract terms of the lease(s), and due to the unique characteristics of the property. If the assumptions and estimates used by the appraisers to determine the value of the property owned by the Fund’s subsidiary were to change, it could materially impact the estimated fair value of the Fund’s equity interest in Wholly Owned Property. As of December 31, 2007, the property owned by Bel Scudders 3 was appraised during the year.

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

Valuations of Partnership Preference Units are inherently uncertain because they are based on adjustments from the market prices of publicly traded debt and/or preferred stock instruments of the same or similar issuers to account for the Partnership Preference Units’ illiquidity, structural features (such as call provisions) and other relevant factors. Each month Boston Management reviews the analysis and calculations performed by the service provider. Boston Management generally relies on the assumptions and judgments made by the service provider when determining the estimated fair value of the Partnership Preference Units. If the assumptions and estimates used by the service provider to calculate prices for Partnership Preference Units were to change, it could materially impact the estimated fair value of the Fund’s holdings of Partnership Preference Units.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(a) Quantitative Information About Market Risk.

Interest Rate Risk.  The Fund’s primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Credit Facility and by fixed-rate secured mortgage debt obligations of its Subsidiary Real Estate Investments. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Credit Facility are reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility to mitigate in part the impact of interest rate changes on the Fund’s net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The Fund’s interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund’s significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Notes 8 and 9 to the Fund’s consolidated financial statements appearing on pages 44 to 62 of this Annual Report on Form 10-K.

Interest Rate Sensitivity
Cost, Principal (Notional) Amount
by Contractual Maturity and Callable Date
for the Twelve Months Ended December 31,*

								Estimated
								Fair Value
								as of
								December
	2008	2009	2010	2011	2012	Thereafter	Total	31, 2007
Rate sensitive liabilities:

Long-term debt:

Fixed-rate mortgages						$60,700,000	$60,700,000	$59,900,000

Average interest rate						5.61%	5.61%

Variable-rate Credit Facility			$312,000,000				$312,000,000	$312,000,000

Average interest rate			4.90%				4.90%

Rate sensitive derivative financial instruments:

Pay fixed/ receive variable interest rate swap agreements			$378,782,000				$378,782,000	$1,264,839

Average pay rate			4.73%				4.73%

Average receive rate			4.90%				4.90%

Rate sensitive investments:

Fixed-rate Partnership Preference Units:

Colonial Realty Limited Partnership, 7.25% Series B Cumulative Redeemable Perpetual Preferred Units, Callable 8/24/09, Current Yield: 8.32%		$17,918,598					$17,918,598	$17,867,800

Essex Portfolio L.P., 7.875% Series D Cumulative Redeemable Preferred Units, Callable 7/28/10, Current Yield: 8.39%			$15,399,300				$15,399,300	$14,079,660

MHC Operating Limited Partnership, 8.0625% Series D Cumulative Redeemable Perpetual Preference Units, Callable 3/24/10, Current Yield: 8.69%			$37,500,000				$37,500,000	$34,800,000

								Estimated
								Fair Value
								as of
								December
	2008	2009	2010	2011	2012	Thereafter	Total	31, 2007
National Golf Operating Partnership, L.P., 11% Series A Cumulative Redeemable Preferred Units, Callable 2/6/03, Current Yield: 21.57%**	$31,454,184						$31,454,184	$16,841,475

National Golf Operating Partnership, L.P., 11% Series B Cumulative Redeemable Preferred Units, Callable 2/6/03, Current Yield: 21.57%**	$5,000,000						$5,000,000	$2,550,000

PSA Institutional Partners, L.P., 7.25% Series J Cumulative Redeemable Perpetual Preferred Units, Callable 5/9/11, Current Yield: 7.93%				$25,009,723			$25,009,723	$22,850,000

Vornado Realty L.P., 7% Series D-10 Cumulative Redeemable Preferred Units, Callable 11/17/08, Current Yield: 8.05%(1)	$19,158,948						$19,158,948	$20,873,373
Note Receivable:
Fixed-rate note receivable, 8%						$2,070,580	$2,070,580	$0

*      The amounts listed reflect the Fund’s positions as of December 31, 2007. The Fund’s current positions may differ.

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

Risks of Real Estate Investments. The success of the Fund’s real estate investments depends in part on many factors related to the real estate market in general, and to the specific sub-markets in which the real estate investments are held. These factors include, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, changing transportation and logistics patterns (in the case of industrial distribution properties), the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, fluctuations in interest rates, availability of financing, managerial performance, government rules and regulations, and acts of God (whether or not insured against). There can be no assurance that Belair Real Estate’s ownership of real estate investments will be an economic success.

Interests in Real Estate Joint Ventures and Partnership Preference Units are not registered under the federal securities laws and are subject to restrictions on transfer. Due to their illiquidity, they may be difficult to value and the ongoing value of the investments is uncertain. See “Critical Accounting Estimates” in Item 7(e).

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

Wholly Owned Property is generally illiquid, and the ongoing value of Belair Real Estate’s investments in Bel Scudders 3 is substantially uncertain. Wholly Owned Property held is generally stated at estimated fair value as described in Item 7(e). Because the value of Bel Scudders 3 reflects in part the creditworthiness of its tenant, any change in the financial status of the tenant could affect the appraised value of the property and the value realized upon the disposition of such property. Tenants may hold rights to renew or extend expiring leases, and exercise of such rights would extend Belair Real Estate’s risk exposure to a particular tenant beyond the initial lease term. A tenant may also hold options to purchase properties, including options to purchase at below market levels. The value received upon the disposition of Wholly Owned Property will depend on real estate market conditions, lease and mortgage terms, tenant credit quality, tenant purchase options, lender approvals and other factors affecting valuation as may then apply. Because a sale of Wholly Owned Property is not expected to occur for many years, market conditions and other valuation factors at the time of sale cannot be predicted. Since the valuations of Wholly Owned Property assume an orderly disposition of assets, amounts realized in a distressed sale may differ substantially from stated values.

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

Substantially all of the rental payments on certain Wholly Owned Property that is Net Leased Property may be dedicated to servicing the associated mortgage debt, in which case significant amounts of cash would not be available to offset operating expenses and the cost of Fund borrowings used to finance Belair Real Estate’s equity in the properties. Such costs and expenses generally must be provided from other sources of cash flow for Belair Real Estate and the Fund, which may include additional Fund borrowings under the Credit Facility. Realized returns on investments in Net Leased Property may be deferred until the property is re-leased following the initial lease term or sold.

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

Risks of Leverage.  Although intended to add to returns, the borrowing of funds to purchase real estate investments exposes the Fund to the risk that the returns achieved on the real estate investments will be lower than the cost of borrowing to purchase such assets and that the leveraging of the Fund to buy such assets will therefore diminish the returns achieved by the Fund as a whole. In addition, there is a risk that the availability of financing will be interrupted at some future time, requiring the Fund to sell assets to repay outstanding borrowings or a portion thereof. It may be necessary to make such sales at unfavorable prices. The Fund’s obligations under the Credit Facility are secured by a pledge of its assets, excluding the Fund’s investment in Subsidiary Real Estate Investments. In the event of default, the lender could elect to sell assets of the Fund without regard to consequences of such action for Shareholders. The rights of the lender to receive payments of interest on and repayments of principal of borrowings under the Credit Facility are senior to the rights of the Shareholders.

Under the terms of the Credit Facility, the Fund is not permitted to make distributions of cash or securities while there is an event of default outstanding under the Credit Facility. During such periods, the Fund would not be able to honor redemption requests or make cash distributions. In addition, the rights of lenders under the mortgage notes used to finance Real Estate Joint Venture properties are senior to Belair Real Estate’s right to receive cash distributions from Elkhorn.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements required by Item 8 are contained on pages 44 to 79 of this Annual Report on Form 10-K. The following is a summary of unaudited quarterly results of operations of the Fund for the years ended December 31, 2007 and 2006.

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Investment income	$8,407,886	$8,825,387	$7,815,463	$7,528,730
Net investment income (loss)	$(241,973)	$147,119	$(775,675)	$993,574
Net increase (decrease) in net assets from operations	$4,678,452	$60,212,512	$8,828,819	$(33,330,048)

Per share data:(1)
Investment income	$1.20	$1.30	$1.20	$1.19
Net investment income (loss)	$(0.03)	$0.02	$(0.12)	$0.16
Net increase (decrease) in net assets from operations	$0.67	$8.90	$1.36	$(5.27)

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Investment income	$7,710,330	$8,445,372	$8,210,644	$7,896,816
Net investment income	$1,042,887	$1,167,080	$844,027	$334,301
Net increase (decrease) in net assets from operations	$57,710,048	$(24,071,170)	$51,116,447	$50,382,206

Per share data:(1)
Investment income	$0.84	$0.97	$0.97	$0.98
Net investment income	$0.11	$0.13	$0.10	$0.04
Net increase (decrease) in net assets from operations	$6.26	$(2.75)	$6.01	$6.27

(1)       Based on average Shares outstanding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

Effective November 1, 2007, the directors of Eaton Vance, Inc. retired and were replaced by Thomas E. Faust Jr., John E. Pelletier and Robert J. Whelan. At that time, the directors created an Audit Committee whose members include Messrs. Pelletier and Whelan. The Audit Committee of Eaton Vance, Inc. acts as the audit committee of the Fund.

Fund Governance. As the Fund’s manager, the complete and entire management, control and operation of the Fund are vested in Eaton Vance. The Fund’s Chief Executive Officer and Chief Financial Officer intend to report to the Audit Committee of the Board of Directors of Eaton Vance, Inc. (the sole trustee of Eaton Vance) any significant deficiency in the design or operation of internal control over financial reporting which could adversely affect the Fund’s ability to record, process, summarize and report financial data, and any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund’s internal control over financial reporting.

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. The Fund’s Chief Executive Officer and Chief Financial Officer have established and maintain internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Act.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment and those criteria, management believes that the Fund maintained effective internal control over financial reporting as of December 31, 2007.

The Fund’s independent registered public accounting firm has issued an attestation report on the Fund’s internal control over financial reporting. That report appears on the following page.

February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Belair Capital Fund LLC and Subsidiaries

We have audited the internal control over financial reporting of Belair Capital Fund LLC and subsidiaries (the “Fund”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial highlights as of and for the year ended December 31, 2007 of the Fund and our report dated February 27, 2008 expressed an unqualified opinion on those financial statements and financial highlights.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 27, 2008

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Management.

Pursuant to the Fund’s LLC Agreement, the Fund’s manager, Eaton Vance, has the authority to conduct the Fund’s business. Eaton Vance appointed Thomas E. Faust Jr. to serve indefinitely as the Fund’s Chief Executive Officer on October 16, 2002. On January 22, 2007, Andrew C. Frenette replaced Michelle A. Green as the Fund’s Chief Financial Officer. Ms. Green had served as the Fund’s Chief Financial Officer since 2002. Information about Mr. Faust appears below. Mr. Frenette, 33, is a Vice President of Eaton Vance and Boston Management. He also serves as Chief Financial Officer of Belcrest Capital Fund LLC, Belmar Capital Fund LLC, Belport Capital Fund LLC and Belrose Capital Fund LLC. Mr. Frenette has been an employee of Eaton Vance since April 2006. Prior to joining Eaton Vance, Mr. Frenette was Manager of Finance - Investments and Acquisitions for GE Real Estate, a business unit of GE Commercial Finance. Mr. Frenette serves as a Vice President of Belair Real Estate, as well as the REIT subsidiary of each of the other above-mentioned funds. As members of the Eaton Vance organization, Messrs. Faust and Frenette receive no compensation from the Fund for serving as Fund officers. There are no other officers of the Fund. The Fund does not have a board of directors or similar governing body.

The Audit Committee of the Board of Directors of Eaton Vance, Inc., the sole trustee of Eaton Vance, oversees the accounting and financial reporting processes of the Fund, audits of the Fund’s financial statements and otherwise serves as the Fund’s audit committee. The Fund has no nominating or compensation committee. The members of the Audit Committee of the Board of Directors of Eaton Vance, Inc. are John E. Pelletier and Robert J. Whelan. The Fund’s audit committee financial expert (as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Act) is Mr. Whelan. Messrs. Pelletier and Whelan are senior officers of Eaton Vance and, as such, are not independent of Fund management. Information about Mr. Pelletier and Mr. Whelan appears below.

Boston Management is investment adviser to the Fund and the Portfolio and manager of Belair Real Estate. The portfolio manager of the Fund and the co-portfolio manager of the Portfolio is Duncan W. Richardson. Additional information about Mr. Richardson appears below. A majority of Mr. Richardson’s time is spent managing the Portfolio and related entities. Lewis R. Piantedosi, a Vice President of Eaton Vance and Boston Management, is co-portfolio manager of the Portfolio. Mr. Piantedosi became co-portfolio manager of the Portfolio on May 1, 2006, has been employed by the Eaton Vance organization for more than five years and manages other Eaton Vance portfolios. Boston Management has an experienced team of analysts that provides Messrs. Richardson and Piantedosi with research and recommendations on investments. As of March 1, 2008, Yana S. Barton and Michael A. Allison will join Messrs. Richardson and Piantedosi as co-portfolio managers of both the Fund and Portfolio. Ms. Barton and Mr. Allison are both Vice Presidents of Eaton Vance and Boston Management, have been employed by the Eaton Vance organization for more than five years and manage other Eaton Vance portfolios.

The directors of Belair Real Estate are Mr. Faust and William R. Cross, each of whom is described below. Mr. Cross is the President and portfolio manager of Belair Real Estate and the head of Boston Management’s real estate investment group, which has primary responsibility for providing research and analysis relating to the Fund’s real estate investments held through Belair Real Estate. Mr. Cross is a Vice President of Eaton Vance and Boston Management and has been employed by the Eaton Vance organization since 1996. A majority of Mr. Cross’ time is spent managing the real estate investments of Belair Real Estate and the real estate subsidiaries of other investment funds advised by Boston Management. Mr. Cross serves as Chairman of the Board and President of Elkhorn. Other officers of Eaton Vance and Boston Management also serve as officers and/or directors of Elkhorn.

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

Thomas E. Faust Jr. (49) is Chief Executive Officer and President of Eaton Vance Corp., President and Director of Eaton Vance, Inc., Chief Executive Officer and President of Eaton Vance Management and Boston Management, and Director of

EV Distributors. He is also Chief Executive Officer of Belcrest Capital Fund LLC, Belmar Capital Fund LLC, Belport Capital Fund LLC and Belrose Capital Fund LLC and is an officer of various other investment companies managed by Eaton Vance or Boston Management. Mr. Faust has been employed by Eaton Vance since 1985.

John E. Pelletier (43) is Vice President and Chief Legal Officer of Eaton Vance, Boston Management, Eaton Vance Corp., EV Distributors and Eaton Vance, Inc. He is also an officer of various investment companies managed by Eaton Vance or Boston Management and has been employed by Eaton Vance since October 29, 2007. Prior to joining Eaton Vance, Mr. Pelletier was Chief Operating Officer and Executive Vice President for Natixis Global Associates. He was General Counsel of Natixis Global Associates from 1997 to 2004.

Duncan W. Richardson, (50), is Executive Vice President and Chief Equity Investment Officer of Eaton Vance, Boston Management, Eaton Vance Corp. and Eaton Vance, Inc. He is also an officer of various investment companies managed by Eaton Vance or Boston Management and has been employed by Eaton Vance since 1987.

Robert J. Whelan (46) is Vice President and Chief Financial Officer of Eaton Vance, Boston Management, Eaton Vance Corp. and Eaton Vance, Inc. and a Director of Eaton Vance, Inc. He is also Vice President and Director of EV Distributors. He has been employed by Eaton Vance since April 1, 2007. Prior to joining Eaton Vance, Mr. Whelan was Executive Vice President and Chief Financial Officer for Boston Private Wealth Management Group from December 2004 to April 2007. Before joining Boston Private Wealth Management Group, he was Senior Vice President and Chief Financial Officer of MFS Investment Management from May 1996 to September 2004.

(b) Compliance with Section 16(a) of the Act.

Section 16(a) of the Act requires the Fund’s officers and directors and persons who own more than ten percent of the Fund’s Shares to file forms reporting their affiliation with the Fund and reports of ownership and changes in ownership of the Fund’s Shares with the SEC. Eaton Vance, as manager of the Fund, and the Directors and executive officers of Eaton Vance, Inc., the sole trustee of Eaton Vance, also comply with Section 16(a). These persons and entities are required by SEC regulations to furnish the Fund with copies of all Section 16(a) forms they file. To the best of the Fund’s knowledge, during the year ended December 31, 2007 no Section 16(a) filings were required by such persons or entities.

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

Security Ownership of Management. As of February 15, 2008, Eaton Vance, the manager of the Fund, beneficially owned 1,278 Shares of the Fund. The Shares owned by Eaton Vance represent less than 1% of the outstanding Shares of the Fund as of February 15, 2008. None of the other entities or individuals named in response to Item 10 above beneficially owned Shares of the Fund as of such date.

Changes in Control. Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Messrs. Faust and Frenette are currently the only “related persons” of the Fund (as that term is defined in Regulation S-K under the Securities Act and the Act). The Fund has instituted written policies and procedures to determine the existence of a reportable transaction under Item 404(a) of Regulation S-K. In accordance with such policies and procedures, Eaton Vance circulates an Executive Officer Questionnaire to each related person annually to determine the existence of a potential reportable transaction. Any transaction, or proposed transaction, in which the Fund was or is to be a participant and the amount of which exceeds $120,000 (and in which a related person had or will have a direct or indirect material interest) is required to be reviewed by the Audit Committee of the Board of Directors of Eaton Vance, Inc. The Fund did not have any reportable transactions under Item 404(a) of Regulation S-K during the year ended December 31, 2007.

The table below sets forth the fees paid or payable by, or allocable to, the Fund and Belair Real Estate for the years ended December 31, 2007 and 2006 in connection with services rendered by Eaton Vance and its affiliates. Each fee is described following the table.

	Year ended December 31, 2007	Year ended December 31, 2006
Fund Advisory and Administrative Fees*	$2,004,006	$2,328,511
Belair Real Estate Management Fees	$2,444,687	$2,209,164
Fund’s Allocable Portion of the Portfolio’s Advisory Fees**	$4,879,187	$5,629,834
Fund Servicing Fees	$241,919	$352,815
Fund’s Allocable Portion of Belvedere Company’s Servicing Fees	$1,718,062	$1,960,911
Aggregate Compensation Paid by the Fund to Eaton Vance and its Affiliates	$4,448,693	$4,537,675

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

**                     For the years ended December 31, 2007 and 2006, advisory fees paid or payable by the Portfolio totaled $87,681,000 and $83,323,602, respectively. For the year ended December 31, 2007, Belvedere Company’s allocable portion of that fee was $64,755,126 of which $4,879,187 was allocable to the Fund. For the year ended December 31, 2006, Belvedere Company’s allocable portion of that fee was $59,955,794, of which $5,629,834 was allocable to the Fund. The advisory fee payable by the Portfolio is reduced by the Portfolio’s allocable portion of the advisory fee paid by Cash Management Portfolio.

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

Belair Real Estate’s Management Fee. Under the terms of Belair Real Estate’s management agreement with Boston Management, Boston Management receives a monthly management fee at the rate of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross investment assets of Belair Real Estate. The term gross investment assets as used in the agreement means the value of all assets of Belair Real Estate minus the sum of Belair Real Estate’s liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of Belair Real Estate includes its ratable share of the assets and liabilities of its direct and indirect subsidiaries, Real Estate Joint Ventures, and Co-owned Property investments. Belair Real Estate’s management agreement was amended in June 2007 to reflect, among other things, its ability to invest in Co-owned Property.

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

Certain Real Estate Investment Transactions.  During the year ended December 31, 2007, Belair Real Estate entered into the following real estate investment transactions with real estate investment affiliates of other investment funds managed by Eaton Vance and advised by Boston Management or an entity owned by such a real estate investment affiliate:

•                             Belair Real Estate sold Partnership Preference Units to Belbrook Realty Corporation, realizing a loss of approximately $0.8 million on the transactions.

•                             Belair Real Estate sold Partnership Preference Units to Belmar Realty Corporation, realizing a loss of approximately $0.2 million on the transaction.

•                             Belair Real Estate sold Partnership Preference Units to Belvedere Equity Real Estate Corporation, realizing a loss of approximately $2.8 million on the transaction.

The prices of the real estate investments sold by Belair Real Estate were determined in good faith by Boston Management after consideration of factors, data and information that it considered relevant.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for the professional audit services rendered by Deloitte & Touche LLP for the audit of the Fund’s annual financial statements for the years ended December 31, 2007 and 2006 and fees billed for other services rendered by Deloitte & Touche LLP during those periods, including fees charged by Deloitte & Touche LLP to the Fund’s consolidated subsidiaries.

	Year ended December 31,
	2007	2006
Audit fees	$109,025	$108,634
Tax fees (1)	131,421	153,844
Total	$240,446	$262,478

(1)                     Tax fees consist of the aggregate fees billed for professional services rendered by Deloitte Tax LLP for tax compliance, tax advice and tax planning.

The Audit Committee of the Board of Directors of Eaton Vance, Inc. reviews all audit, audit-related, tax and other fees at least annually. The Audit Committee of the Board of Directors of Eaton Vance, Inc., and prior to the creation of the Audit Committee of the Board of Directors of Eaton Vance, Inc., the directors of Eaton Vance, Inc., pre-approved all audit and tax services for the years ended December 31, 2007 and 2006. The Audit Committee of the Board of Directors of Eaton Vance, Inc. has concluded that the provision of the tax services listed above is compatible with maintaining the independence of Deloitte & Touche LLP.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)

Please see the Fund’s consolidated financial statements on pages 44 to 62 of this Annual Report on Form 10-K. Please see the Portfolio’s financial statements on pages 63 to 79 of this Annual Report on Form 10- K.

(b)	Reports on Form 8-K:

The Fund filed a report on Form 8-K on January 26, 2007, regarding the appointment of Mr. Frenette as Chief Financial Officer of the Fund, replacing Ms. Green.

The Fund filed a report on Form 8-K on June 5, 2007, regarding its previously issued financial statements.

(c)	A list of the exhibits filed as a part of this Form 10-K is included in the Exhibit Index appearing on page 81 hereof.

Appendix A

Belair Capital Fund LLC’s (The Fund ) Investment Structure
as of December 31, 2007

(A)                 Eaon Vance Management is the manager of the Fund ; Boston Management and Research (Boston Management) is the Fund’s investment adviser.

(B)                   Boston Management is the manager of Belvedere Capital Fund Company LLC.

(C)                   Boston Management is the investment adviser of Tax-Managed Growth Portfolio.

(D)                  Boston Management is the manager of Belair Real Estate Corporation (Belair Real Estate). Belair Real Estate also holds direct investment in partnership preference units and certain debt and equity investments in two private real estate companies.

(E)                    Belair Real Estate owns a majority economic interest in this real estate joint venture.

(F)                    Belair Subsidiary LLC is a wholly owned subsidiary of Belair Real Estate and holds an equity investment in a private real estate company.

(G)                   Bel Scudders 3 LLC is a wholly owned subsidiary of Belair Real Estate.

(H)                  Belair Real Estate owns a minority interest in Bel Holdings LLC which owns partnership preference units issued by Vornado Realty L.P.

Belair Capital Fund LLC

CONSOLIDATED PORTFOLIOS OF INVESTMENTS

As of December 31, 2007

Investment in Belvedere Capital Fund Company LLC — 78.6%
Security	Shares	Value
Investment in Belvedere Capital Fund Company LLC (Belvedere Company)	4,962,371	$1,011,148,818
Total Investment in Belvedere Company (identified cost, $271,807,668)		$1,011,148,818
Partnership Preference Units — 10.1%
Security	Units	Value
Bel Holdings LLC†(1)(2)	180,878	$20,873,373
Colonial Realty Limited Partnership (Delaware Limited Partnership affiliate of Colonial Properties Trust), 7.25% Series B Cumulative Redeemable Perpetual Preferred Units, Callable from 8/24/09†(2)	410,000	17,867,800
Essex Portfolio, L.P. (California Limited Partnership affiliate of Essex Property Trust, Inc.), 7.875% Series D Cumulative Redeemable Preferred Units, Callable from 7/28/10†(2)	600,000	14,079,660
MHC Operating Limited Partnership (Illinois Limited Partnership affiliate of Equity Lifestyle Properties, Inc.), 8.0625% Series D Cumulative Redeemable Perpetual Preference Units, Callable from 3/24/10†(2)	1,500,000	34,800,000
National Golf Operating Partnership, L.P. (Delaware Limited Partnership affiliate of National Golf Properties, Inc.), 11% Series A Cumulative Redeemable Preferred Units, Callable from 2/6/03†(2)	660,450	16,841,475
National Golf Operating Partnership, L.P. (Delaware Limited Partnership affiliate of National Golf Properties, Inc.), 11% Series B Cumulative Redeemable Preferred Units, Callable from 2/6/03†(2)	200,000	2,550,000
PSA Institutional Partners, L.P. (California Limited Partnership affiliate of Public Storage, Inc.), 7.25% Series J Cumulative Redeemable Perpetual Preferred Units, Callable from 5/9/11†(2)	1,000,000	22,850,000
Total Partnership Preference Units (identified cost, $151,440,753)		$129,862,308

Real Estate Joint Venture — 4.8%
Description	Value
Investment in Elkhorn Property Trust (a majority economic interest of 83.0% in Elkhorn Property Trust which invests in twenty-two industrial distribution properties located in eight states, net of associated mortgage debt)(2)	$61,663,773
Total Real Estate Joint Venture (identified cost, $74,321,522)	$61,663,773
Wholly Owned Property — 6.2%
Description	Value
Bel Scudders 3 LLC (a single member LLC investing in an office building located in New Jersey)(2)	$79,600,000
Total Wholly Owned Property (identified cost, $81,056,891)	$79,600,000
Other Real Estate Investments — 0.0%
Description	Value
AGC LLC†(2)(3)	$0
National Golf Properties LLC†(2)(3)	0
Note receivable from AGC LLC, 8% due 2/6/13(2)(3)	0
Total Other Real Estate Investments (identified cost, $4,632,131)	$0
Short-Term Investment — 0.3%

Description	Interest (000's omitted)	Value
Investment in Cash Management Portfolio, 4.58%(4)	3,496	$3,495,990
Total Short-Term Investment (identified cost, $3,495,990)		$3,495,990
Total Investments — 100% (identified cost, $586,754,955)		$1,285,770,889

See notes to consolidated financial statements

Belair Capital Fund LLC

CONSOLIDATED PORTFOLIOS OF INVESTMENTS CONT'D

As of December 31, 2006

Investment in Belvedere Company — 79.4%
Security	Shares	Value
Investment in Belvedere Company	6,005,606	$1,187,214,537
Total Investment in Belvedere Company (identified cost, $447,046,625)		$1,187,214,537
Partnership Preference Units — 11.8%
Security	Units	Value
Bel Holdings LLC†(1)(2)	194,488	$23,403,366
Colonial Realty Limited Partnership (Delaware Limited Partnership affiliate of Colonial Properties Trust), 7.25% Series B Cumulative Redeemable Perpetual Preferred Units, Callable from 8/24/09†(2)	410,000	19,983,400
Essex Portfolio, L.P. (California Limited Partnership affiliate of Essex Property Trust, Inc.), 7.875% Series D Cumulative Redeemable Preferred Units, Callable from 7/28/10†(2)	600,000	15,267,660
MHC Operating Limited Partnership (Illinois Limited Partnership affiliate of Equity Lifestyle Properties, Inc.), 8.0625% Series D Cumulative Redeemable Perpetual Preference Units, Callable from 3/24/10†(2)	2,000,000	49,860,000
National Golf Operating Partnership, L.P. (Delaware Limited Partnership affiliate of National Golf Properties, Inc.), 11% Series A Cumulative Redeemable Preferred Units, Callable from 2/6/03†(2)	660,450	13,209,000
National Golf Operating Partnership, L.P. (Delaware Limited Partnership affiliate of National Golf Properties, Inc.), 11% Series B Cumulative Redeemable Preferred Units, Callable from 2/6/03†(2)	200,000	2,000,000
PSA Institutional Partners, L.P. (California Limited Partnership affiliate of Public Storage, Inc.), 7.25% Series J Cumulative Redeemable Perpetual Preferred Units, Callable from 5/9/11†(2)	1,000,000	25,270,000
PSA Institutional Partners, L.P. (California Limited Partnership affiliate of Public Storage, Inc.), 6.4% Series NN Cumulative Redeemable Perpetual Preferred Units, Callable from 3/17/10†(2)	1,180,000	26,998,400
Total Partnership Preference Units (identified cost, $195,011,722)		$175,991,826

Real Estate Joint Venture — 3.1%
Description	Value
Investment in Elkhorn Property Trust (a majority economic interest of 81.4% in Elkhorn Property Trust which invests in twenty-two industrial distribution properties located in eight states, net of associated mortgage debt)(2)	$45,848,031
Total Real Estate Joint Venture (identified cost, $69,651,199)	$45,848,031
Wholly Owned Property — 5.4%
Description	Value
Bel Scudders 3 LLC (a single member LLC investing in an office building located in New Jersey)(2)	$81,059,630
Total Wholly Owned Property (identified cost, $81,059,630)	$81,059,630
Other Real Estate Investments — 0.0%
Description	Value
AGC LLC†(2)(3)	$0
National Golf Properties LLC†(2)(3)	0
Note receivable from AGC LLC, 8% due 2/6/13(2)(3)	0
Total Other Real Estate Investments (identified cost, $4,632,131)	$0
Short-Term Investment — 0.3%

Description	Interest (000's omitted)	Value
Investment in Cash Management Portfolio, 4.87%(4)	5,263	$5,263,378
Total Short-Term Investment (at identified cost, $5,263,378)		$5,263,378
Total Investments — 100% (identified cost, $802,664,685)		$1,495,377,402

See notes to consolidated financial statements

Belair Capital Fund LLC

CONSOLIDATED PORTFOLIOS OF INVESTMENTS CONT'D

The following footnotes are for the years ended December 31, 2007 and December 31, 2006:

†  Security exempt from registration under the Securities Act of 1933. At December 31, 2007 and 2006, the value of these securities totaled $129,862,308 and $175,991,826 or 14.2% and 17.3% of net assets, respectively.

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

(3)  Transfer or sale of this investment is generally restricted.

(4)  Affiliated investment company available to Eaton Vance portfolios and funds, which invests in high quality, U.S. dollar denominated money market instruments. The rate shown is the annualized seven-day yield as of December 31, 2007 and 2006, respectively.

See notes to consolidated financial statements

Belair Capital Fund LLC

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Assets and Liabilities

Assets	December 31, 2007	December 31, 2006
Investment in Belvedere Company, at value (identified cost, $271,807,668 and $447,046,625, respectively)	$1,011,148,818	$1,187,214,537
Unaffiliated investments, at value (identified cost, $311,451,297 and $350,354,682, respectively)	271,126,081	302,899,487
Affiliated investment, at value (identified cost, $3,495,990 and $5,263,378, respectively)	3,495,990	5,263,378
Cash	1,348,393	2,353,329
Distributions and interest receivable	371,682	2,091,985
Interest receivable from affiliated investment	16,105	19,413
Swap interest receivable	22,734	48,248
Open interest rate swap agreements, at value	1,264,839	8,768,111
Other assets	279,445	60,000
Total assets	$1,289,074,087	$1,508,718,488
Liabilities
Loan payable — Credit Facility	$312,000,000	$492,000,000
Mortgage note payable	60,700,000	—
Payable for Fund Shares redeemed	2,026,400	326,731
Special Distributions payable	—	19,976
Payable to affiliate for investment advisory and administrative fees	337,104	372,864
Payable to affiliate for servicing fee	77,843	75,546
Other accrued expenses:
Interest expense	535,233	417,700
Other expenses and liabilities	479,783	562,945
Total liabilities	$376,156,363	$493,775,762
Net Assets	$912,917,724	$1,014,942,726
Shareholders' Capital	$912,917,724	$1,014,942,726
Shares Outstanding (unlimited number of shares authorized)	6,227,435	7,073,595
Net Asset Value and Redemption Price Per Share	$146.60	$143.48

See notes to consolidated financial statements

Belair Capital Fund LLC

CONSOLIDATED FINANCIAL STATEMENTS CONT'D

Consolidated Statements of Operations

	Year Ended
Investment Income	December 31, 2007	December 31, 2006	December 31, 2005
Dividends allocated from Belvedere Company (net of foreign taxes, $366,517, $387,751 and $379,916, respectively)	$22,150,856	$23,813,336	$24,600,799
Interest allocated from Belvedere Company	291,491	178,147	122,217
Security lending income allocated from Belvedere Company, net	82,985	28,995	—
Expenses allocated from Belvedere Company	(6,836,925)	(7,838,007)	(8,780,930)
Net investment income allocated from Belvedere Company	$15,688,407	$16,182,471	$15,942,086
Distributions from Partnership Preference Units	9,119,344	14,831,659	20,077,144
Rental income from Wholly Owned Property	4,853,268	229,182	—
Net investment income from Real Estate Joint Ventures	2,670,322	492,250	3,393,435
Interest	5,577	500,750	810,227
Interest allocated from affiliated investment	265,679	29,597	—
Expenses allocated from affiliated investment	(25,131)	(2,747)	—
Other income	—	—	5,853,947
Total investment income	$32,577,466	$32,263,162	$46,076,839
Expenses
Investment advisory and administrative fees	$4,448,693	$4,537,675	$5,289,223
Servicing fee	241,919	352,815	496,397
Interest expense on Credit Facility	23,313,372	23,303,530	17,019,536
Interest expense on mortgage note	3,365,599	—	—
Custodian and transfer agent fee	78,895	84,193	70,965
Miscellaneous	1,005,943	596,654	815,422
Total expenses	$32,454,421	$28,874,867	$23,691,543
Net investment income	$123,045	$3,388,295	$22,385,296
Realized and Unrealized Gain (Loss)
Net realized gain (loss) —
Investment transactions in Belvedere Company (investments, securities sold short and foreign currency) (identified cost basis)(1)	$44,271,925	$41,414,649	$233,149
Investment transactions in Partnership Preference Units (identified cost basis)	(3,775,740)	(1,419,799)	(490,530)
Investment transactions in Real Estate Joint Ventures	—	—	3,192,695
Interest rate swap agreements(2)	3,061,559	2,359,053	(4,320,880)
Net realized gain (loss)	$43,557,744	$42,353,903	$(1,385,566)
Change in unrealized appreciation (depreciation) —
Investments in Belvedere Company (investments, securities sold short and foreign currency) (identified cost basis)	$(826,762)	$108,642,917	$40,775,641
Investments in Partnership Preference Units (identified cost basis)	(4,649,549)	(28,118,869)	5,807,963
Investments in Real Estate Joint Ventures	11,145,420	12,314,332	1,930,550
Investment in Wholly Owned Property	(1,456,891)	—	—
Investment in other real estate	—	(3,041,729)	(1,454,359)
Interest rate swap agreements	(7,503,272)	(401,318)	6,802,644
Net change in unrealized appreciation (depreciation)	$(3,291,054)	$89,395,333	$53,862,439
Net realized and unrealized gain	$40,266,690	$131,749,236	$52,476,873
Net increase in net assets from operations	$40,389,735	$135,137,531	$74,862,169

(1)  Amounts include net realized gain from redemptions in-kind of $29,910,397, $20,654,478 and $8,717,319, respectively.

(2)  Amounts represent net interest earned (incurred) in connection with interest rate swap agreements (Note 2F).

See notes to consolidated financial statements

Belair Capital Fund LLC

CONSOLIDATED FINANCIAL STATEMENTS CONT'D

Consolidated Statements of Changes in Net Assets

	Year Ended
Increase (Decrease) in Net Assets	December 31, 2007	December 31, 2006	December 31, 2005
From operations —
Net investment income	$123,045	$3,388,295	$22,385,296
Net realized gain (loss) from investment transactions, securities sold short, foreign currency transactions and interest rate swap agreements	43,557,744	42,353,903	(1,385,566)
Net change in unrealized appreciation (depreciation) of investments, securities sold short, foreign currency transactions and interest rate swap agreements	(3,291,054)	89,395,333	53,862,439
Net increase in net assets from operations	$40,389,735	$135,137,531	$74,862,169
Transactions in Fund Shares —
Net asset value of Fund Shares issued to Shareholders in payment of distributions declared	$6,859,051	$16,482,811	$12,687,778
Net asset value of Fund Shares redeemed	(132,237,340)	(337,483,321)	(344,200,079)
Net decrease in net assets from Fund Share transactions	$(125,378,289)	$(321,000,510)	$(331,512,301)
Distributions —
Distributions to Shareholders	$(17,036,448)	$(43,865,162)	$(28,650,917)
Special Distributions to Shareholders	—	(19,976)	—
Total distributions	$(17,036,448)	$(43,885,138)	$(28,650,917)
Net decrease in net assets	$(102,025,002)	$(229,748,117)	$(285,301,049)
Net Assets
At beginning of year	$1,014,942,726	$1,244,690,843	$1,529,991,892
At end of year	$912,917,724	$1,014,942,726	$1,244,690,843

See notes to consolidated financial statements

Belair Capital Fund LLC

CONSOLIDATED FINANCIAL STATEMENTS CONT'D

Consolidated Statements of Cash Flows

	Year Ended
Increase (Decrease) in Cash	December 31, 2007	December 31, 2006	December 31, 2005
Cash Flows From Operating Activities —
Net increase in net assets from operations	$40,389,735	$135,137,531	$74,862,169
Adjustments to reconcile net increase in net assets from operations to net cash flows provided by (used in) operating activities —
Net investment income allocated from Belvedere Company	(15,688,407)	(16,182,471)	(15,942,086)
Net investment income from Real Estate Joint Ventures	(2,670,322)	(492,250)	(3,393,435)
Capital contributions to Real Estate Joint Venture	(2,000,000)	—	—
Return of capital from Real Estate Joint Venture	—	—	2,805,977
Distributions of earnings from Real Estate Joint Ventures	—	832,506	4,346,385
(Increase) decrease in affiliated investment	1,767,388	(5,263,378)	—
(Increase) decrease in short-term investments	—	5,320,225	(3,429,225)
Increase in note receivable from other real estate investments	—	—	(191,786)
Increase in distributions and interest receivable	(370,694)	(1,064,762)	(919,858)
Decrease in interest receivable from affiliated investment	3,308	—	—
(Increase) decrease in interest receivable for open swap agreements	25,514	(48,248)	—
(Increase) decrease in other assets	(219,445)	(60,000)	641,815
Increase (decrease) in payable to affiliate for investment advisory and administrative fees	(35,760)	(43,241)	416,105
Increase (decrease) in payable to affiliate for servicing fees	2,297	(36,950)	112,496
Decrease in interest payable for open swap agreements	—	(3,417)	(144,835)
Increase in accrued interest and other accrued expenses and liabilities	34,371	248,647	158,724
Purchases of Partnership Preference Units	(18,807)	(25,028,714)	(135,862,640)
Proceeds from sales of Partnership Preference Units	39,814,033	80,072,907	84,432,190
Proceeds from sales of investments in Real Estate Joint Venture	—	—	42,877,294
Decrease in investment in Belvedere Company	105,000,000	—	—
Refund of cash upon purchase of Wholly Owned Property	2,739	—	—
Purchase of investment in Wholly Owned Property	—	(81,059,630)	—
Net interest earned (incurred) on interest rate swap agreements	3,061,559	2,359,053	(4,320,880)
Minority interests in net income of subsidiary	16,800	16,800	16,800
Net realized (gain) loss from investment transactions, securities sold short, foreign currency transactions and interest rate swap agreements	(43,557,744)	(42,353,903)	1,385,566
Net change in unrealized (appreciation) depreciation of investments, securities sold short, foreign currency and interest rate swap agreements	3,291,054	(89,395,333)	(53,862,439)
Net cash flows provided by (used in) operating activities	$128,847,619	$(37,044,628)	$(6,011,663)
Cash Flows From Financing Activities —
Proceeds from Credit Facility	$10,000,000	$141,000,000	$89,000,000
Repayments of Credit Facility	(190,000,000)	(75,000,000)	(68,000,000)
Proceeds from mortgage note	60,700,000	—	—
Payments for Fund Shares redeemed	(338,382)	(1,833,559)	(98,946)
Distributions paid to Shareholders	(10,177,397)	(27,382,351)	(15,963,139)
Distributions paid to minority investors	(16,800)	(16,800)	(16,800)
Special distribution paid to Shareholders	(19,976)	—	—
Net cash flows provided by (used in) financing activities	$(129,852,555)	$36,767,290	$4,921,115
Net decrease in cash	$(1,004,936)	$(277,338)	$(1,090,548)
Cash at beginning of year	$2,353,329	$2,630,667	$3,721,215
Cash at end of year	$1,348,393	$2,353,329	$2,630,667
Supplemental Disclosure and Non-cash Operating and Financing Activities
Interest paid on loan — Credit Facility	$23,489,069	$23,062,079	$16,811,416
Interest paid on mortgage note	$3,055,284	$—	$—
Interest paid (received) on swap agreements, net	$(3,087,073)	$(2,307,388)	$4,465,715
Reclassification of dividends receivable	$2,090,996	$—	$—
Reinvestment of distributions paid to Shareholders	$6,859,051	$16,482,811	$12,687,778
Market value of securities distributed in payment of redemptions	$130,199,289	$336,728,740	$342,695,443
Market value of real property and other assets, net of current liabilities, assumed in conjunction with the acquisition of Wholly Owned Property	$—	$81,059,630	$—

See notes to consolidated financial statements

Belair Capital Fund LLC

CONSOLIDATED FINANCIAL STATEMENTS CONT'D

Financial Highlights

	Year Ended
	December 31, 2007	December 31, 2006		December 31, 2005
Net asset value — Beginning of year	$143.480	$132.330		$126.880
Income (loss) from operations
Net investment income(1)	$0.019	$0.393		$2.090
Net realized and unrealized gain	5.521	15.469		5.740
Total income from operations	$5.540	$15.862		$7.830
Distributions
Distributions to Shareholders	$(2.420)	$(4.710)		$(2.380)
Special Distributions to Shareholders	—	(0.002)		—
Total distributions	$(2.420)	$(4.712)		$(2.380)
Net asset value — End of year	$146.600	$143.480		$132.330
Total Return(2)	3.92%	12.39%		6.36%
Ratios as a percentage of average net assets
Investment advisory and administrative fees, servicing fee and other operating expenses(3)(4)	1.29%	1.16%		1.15%
Interest and other borrowing costs(3)(5)	2.38%	2.01%		1.27%
Expenses of Wholly Owned Property(6)	0.34%	0.00	%(8)	—
Total expenses	4.01%	3.17%		2.42%
Net investment income(5)	0.01%	0.29%		1.66%
Ratios as a percentage of average gross assets(7)
Investment advisory and administrative fees, servicing fee and other operating expenses(3)(4)	0.81%	0.79%		0.80%
Interest and other borrowing costs(3)(5)	1.49%	1.38%		0.88%
Expenses of Wholly Owned Property(6)	0.22%	0.00	%(8)	—
Total expenses	2.52%	2.17%		1.68%
Net investment income(5)	0.01%	0.20%		1.16%
Supplemental Data
Net assets, end of year (000's omitted)	$912,918	$1,014,943		$1,244,691
Portfolio turnover of Tax-Managed Growth Portfolio(9)	2%	1%		0	%(10)

(1)  Calculated using average shares outstanding.

(2)  Returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested.

(3)  Includes the expenses of Belair Capital Fund LLC (Belair Capital) and Belair Real Estate Corporation (Belair Real Estate). Does not include expenses of Belair Real Estate's Wholly Owned Property.

(4)  Includes Belair Capital's share of Belvedere Capital Fund Company LLC's allocated expenses, including those expenses allocated from Tax-Managed Growth Portfolio.

(5)  Ratios do not include net interest earned or incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would have been lower or higher.

(6)  Represents expenses incurred by Belair Real Estate's Wholly Owned Property.

(7)  Average gross assets means the average daily amount of the value of all assets of Belair Capital (not including its investment in Belair Real Estate) plus all assets of Belair Real Estate minus the sum of their liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of Belair Real Estate include its ratable share of the assets and liabilities of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments, if any.

(8)  Amounts to less than 0.01%.

(9)  Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The total turnover rate of Tax-Managed Growth Portfolio including in-kind contributions and distributions was 6%, 7% and 6% for the years ended December 31, 2007, 2006 and 2005, respectively.

(10)  Amounts to less than 1%.

See notes to consolidated financial statements

Belair Capital Fund LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1  Organization

Belair Capital Fund LLC (Belair Capital) is a Massachusetts limited liability company established to offer diversification and tax-sensitive investment management to investors holding large and concentrated positions in equity securities of selected publicly traded companies. The investment objective of Belair Capital is to achieve long-term, after-tax returns for Belair Capital shareholders (Shareholders). Belair Capital pursues this objective primarily by investing indirectly in Tax-Managed Growth Portfolio (the Portfolio), a diversified, open-end management investment company registered under the Investment Company Act of 1940, as amended (the 1940 Act). The Portfolio is organized as a trust under the laws of the state of New York. Belair Capital maintains its investment in the Portfolio by investing in Belvedere Capital Fund Company LLC (Belvedere Company), a separate Massachusetts limited liability company that invests exclusively in the Portfolio. The performance of Belair Capital and Belvedere Company is directly and substantially affected by the performance of the Portfolio. The audited financial statements of the Portfolio, including the Portfolio of Investments, are included elsewhere in this report and should be read in conjunction with these financial statements.

Separate from its investment in the Portfolio through Belvedere Company, Belair Capital invests in real estate investments through a controlled subsidiary, Belair Real Estate Corporation (Belair Real Estate). Such investments include income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) generally affiliated with publicly traded real estate investment trusts (REITs), an investment in a real estate joint venture (Real Estate Joint Venture), an investment in wholly owned real property (Wholly Owned Property) held through Bel Scudders 3 LLC (Bel Scudders 3) and certain debt and common equity investments in two private real estate companies.

  2  Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed in the preparation of the consolidated financial statements. The policies are in conformity with accounting principles generally accepted in the United States of America (GAAP).

A Principles of Consolidation — The consolidated financial statements include the accounts of Belair Capital and its subsidiaries (collectively, the Fund). All material intercompany accounts and transactions have been eliminated.

Investments in which the Fund cannot exercise a majority voting interest but over which the Fund has the ability to exercise significant influence over operating and financial policies are presented under the equity method and stated at estimated fair value (Note 2E). The Real Estate Joint Venture is presented under the equity method. Under the equity method, the Real Estate Joint Venture is initially recognized on the Consolidated Statement of Assets and Liabilities at cost (provided such cost is indicative of estimated fair value) and is subsequently adjusted to reflect the Fund's proportionate share of the net increase (decrease) in net assets from operations of the Real Estate Joint Venture. The Real Estate Joint Venture is also adjusted to reflect distributions, contributions, advances in the form of loans, interest earned on advances and certain other adjustments, as appropriate.

B Basis of Presentation — Belair Capital is an investment company and, as such, presents its assets at fair value. Fixed liabilities are generally stated at their principal value.

C Cash — The Fund considers deposits in banks that can be liquidated without prior notice or penalty to be cash.

D Investment Costs — The Fund's investment assets were principally acquired through contributions of common stock by Shareholders in exchange for Fund Shares and through purchases of Partnership Preference Units, a Real Estate Joint Venture, Wholly Owned Property and other real estate investments. Upon receipt of common stock from Shareholders, Belair Capital immediately exchanged the contributed securities into Belvedere Company for shares thereof, and Belvedere Company, in turn, immediately thereafter exchanged the contributed securities into the Portfolio for an interest in the Portfolio. The initial financial reporting cost basis of the Fund's investments in contributed securities is the value of the contributed securities as of the close of business on the day prior to their contribution to the Fund. The initial tax basis of the Fund's investment in the Portfolio through Belvedere Company is the same as the contributing Shareholders' basis in securities contributed to the Fund. The initial tax and financial reporting cost basis of the Fund's investments in Partnership Preference Units, the Real Estate Joint Venture, Wholly Owned Property and other real estate investments purchased by the Fund is the purchase cost, which includes the capitalization of certain transaction costs incurred with the acquisition.

E Investment and Other Valuations — The Fund's investments consist of shares of Belvedere Company, Partnership Preference Units, a Real Estate Joint Venture,

Belair Capital Fund LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

Wholly Owned Property and certain debt and common equity investments. The Fund may also invest in short-term debt securities and Cash Management Portfolio (Cash Management), an affiliated investment company managed by Boston Management and Research (Boston Management), a subsidiary of Eaton Vance Management. Belvedere Company's only investment is an interest in the Portfolio, the value of which is derived from a proportional interest therein. Valuation of securities by the Portfolio is discussed in Note 1A of the Portfolio's Notes to Financial Statements, which are included elsewhere in this report. Additionally, Belair Capital has entered into interest rate swap agreements (Note 8). The valuation policies followed by the Fund are as follows:

Market prices for the Fund's real estate investments (including Partnership Preference Units, the Real Estate Joint Venture, Wholly Owned Property and certain debt and common equity investments) are not readily available and therefore such investments are stated in the Fund's consolidated financial statements at estimated fair value. The estimated fair value of an investment represents the amount at which Boston Management, as manager of Belair Real Estate, believes the investment could be sold in a current transaction between willing parties in an orderly disposition, that is, other than in a forced or liquidation sale. In valuing these investments, Boston Management considers relevant factors, data and information. With respect to investments in Partnership Preference Units, Boston Management considers information from dealers and similar firms with knowledge of such issues and/or the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Certain debt and common equity investments are valued by Boston Management using an estimated enterprise value method. Wholly Owned Property and real property held by the Real Estate Joint Venture are primarily valued based upon independent valuations (i.e., appraisals). Detailed real property valuations are performed at least annually and reviewed periodically. When a property has not been appraised (such as when a property has been recently acquired), Boston Management determines the estimated fair value of the property based on the transaction value of the property, which equals the total acquisition cost of the property, exclusive of certain legal and transaction costs, provided such amount is deemed indicative of fair value.

Appraisals of newly acquired properties, whether held by a wholly owned subsidiary of Belair Real Estate or a Real Estate Joint Venture, are generally conducted in the year following the acquisition or when there has been a significant change in economic circumstances. Interim valuations of properties may be adjusted to reflect significant changes in economic circumstances or recent independent valuations of similar properties, and the results of operations and distributions.

The fair value of Belair Real Estate's equity interest in the Real Estate Joint Venture is estimated quarterly using a financial model that considers (i) the terms of the Real Estate Joint Venture agreements relating to the allocation of distributable cash flow, (ii) the expected duration of the Real Estate Joint Venture, and (iii) the projected property values and cash flows from the properties based on estimates used in the independent valuations. If detailed independent real property valuations have not been performed on property within a recently established Real Estate Joint Venture, Boston Management allocates equity interest in the Real Estate Joint Venture based on the contractual ownership interests of the parties. Interim valuations may be adjusted to reflect significant changes in economic circumstances or recent independent valuations of similar properties, and the results of operations and distributions.

The valuation of real estate investments is based on many assumptions, including, but not limited to, a current transaction between willing parties and an orderly disposition of assets, that is, other than in a forced or liquidation sale. If the assumptions used to value a real estate investment change, it may materially impact the estimated fair value of that investment.

If real property securing a mortgage note payable has an estimated fair value that is less than the outstanding principal balance, the mortgage note payable may be adjusted to the estimated fair value of the property securing the mortgage note. No such adjustment has been made to the mortgage note payable at December 31, 2007.

Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost. If short-term debt securities are acquired with a remaining maturity of more than 60 days, they will be valued by a pricing service.

Cash Management values its investment securities utilizing the amortized cost valuation technique permitted by Rule 2a-7 under the 1940 Act. This technique involves initially valuing a portfolio security at its cost and thereafter assuming a constant amortization to maturity of any discount or premium.

Interest rate swap agreements are normally valued on the basis of valuations furnished by an independent pricing service.

Belair Capital Fund LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

Changes in the fair value of the Fund's investments are recorded as unrealized appreciation or depreciation in the Consolidated Statements of Operations.

F Interest Rate Swaps — Belair Capital has entered into interest rate swap agreements with respect to its borrowings. Pursuant to these agreements, Belair Capital makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments from the counterparty at a predetermined spread to one-month London Interbank Offered Rate (LIBOR). Net interest paid and accrued or received and earned is recorded as realized gains or losses and changes in the underlying values of the swaps are recorded as unrealized appreciation (depreciation), each in the Consolidated Statements of Operations. Belair Capital is exposed to a risk of loss in the event of non-performance by the swap counterparty. Risks may arise from unanticipated movements in interest rates.

G Rental Income — Wholly Owned Property is leased to a single tenant under a net lease pursuant to a non-cancelable, fixed long-term operating lease expiring in 2014, with options to extend. Net leases require the lessee to pay all costs associated with the operations and maintenance of the property. Bel Scudders 3 is 100% leased at December 31, 2007.

At December 31, 2007, the minimum lease payments expected to be received from leases with lease periods greater than one year are as follows:

Year Ending December 31,	Amount
2008	$4,853,268
2009	4,853,268
2010	4,853,268
2011	4,853,268
2012	5,581,258
Thereafter	11,162,516
$36,156,846

H Income — Belvedere Company's net investment income or loss consists of Belvedere Company's pro rata share of the net investment income or loss of the Portfolio, less all expenses of Belvedere Company, determined in accordance with GAAP.

The Fund's net investment income or loss consists of the Fund's pro rata share of the net investment income or loss of Belvedere Company, the Fund's pro rata share of the net investment income or loss of Cash Management, plus all net investment income earned on the Fund's real estate investments, less all expenses of the Fund, determined in accordance with GAAP.

Dividend income and distributions from Partnership Preference Units and certain common equity investments are recorded on the ex-dividend date or on the date the Fund is informed of the distribution. Income from the Real Estate Joint Venture is recorded based on the Fund's proportional interest in the net investment income earned by the Real Estate Joint Venture. Rental income from Wholly Owned Property is recorded on the accrual basis based upon the terms of the lease agreements.

Interest income is recorded on the accrual basis.

I Deferred Costs — Mortgage origination expenses incurred in connection with the financing of the Wholly Owned Property are capitalized and amortized over the term of the loan. Deferred loan costs are included in other assets and amortization expense is included in mortgage interest expense in the accompanying consolidated financial statements.

J Income Taxes — Belair Capital, Belvedere Company and the Portfolio are treated as partnerships for federal income tax purposes. As a result, Belair Capital, Belvedere Company and the Portfolio do not incur federal income tax liability, and the shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss and deduction. The policy of Belair Real Estate is to comply with the provisions of the Internal Revenue Code of 1986, as amended, applicable to REITs. Belair Real Estate will generally not be subject to federal income tax to the extent that it distributes its taxable income to its stockholders each year and maintains its qualification as a REIT. The wholly owned subsidiary of Belair Real Estate is generally treated as a pass-through entity for federal income tax purposes.

The Fund recognizes interest expense and penalties related to uncertain tax positions as tax expense when incurred.

Net investment income and capital gains determined in accordance with income tax regulations may differ from such amounts determined in accordance with GAAP. Such differences could be significant and are primarily due to differences in the cost basis of securities and other contributed investments, depreciation of real estate assets, periodic payments made or received in connection with interest rate swap agreements and the character of distributions received from Belair Real Estate, Partnership Preference Units, the Real Estate Joint Venture and Wholly Owned Property.

Belair Capital Fund LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

K Other — Investment transactions are accounted for on the date the investments are purchased or sold.

L Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

M Indemnifications and Guarantees — Under Belair Capital's Amended and Restated Operating Agreement, Belair Capital's officers, its manager, investment adviser, and any affiliate, associate, officer, employee or trustee thereof, may be indemnified against certain liabilities and expenses arising out of their duties to Belair Capital. Shareholders also may be indemnified against personal liability for the liabilities of Belair Capital. Additionally, in the normal course of business, the Fund enters into agreements with service providers, lenders and counterparties that may contain indemnification or guarantee clauses. The Fund's maximum exposure under these arrangements is unknown, as this would involve possible future claims that may be made against the Fund that have not yet occurred.

N Recently Issued Accounting Pronouncements — In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to elect to measure certain financial assets and liabilities at fair value. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS No. 159 will not have a material impact on the Fund's net asset value, financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 will require additional financial statement disclosures and will not have a material effect on the net asset value, financial condition or results of operations of the Fund.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 is effective during the first required financial reporting period for fiscal years beginning after December 15, 2006.

The Fund adopted the provisions of FIN 48 on March 30, 2007, as required. The adoption of FIN 48 did not have a material effect on the net asset value, financial condition or results of operations of the Fund. In accordance with the requirements of FIN 48, the Fund evaluated all tax years still subject to potential audit under state and federal income tax law in reaching its accounting conclusions. The Fund files numerous U.S. federal, state and local income and franchise tax returns. With few exceptions, the Fund is no longer subject to U.S. federal, state or local tax examinations by taxing authorities for years prior to 2004.

  3  Distributions to Shareholders

Belair Capital intends to distribute at the end of each year, or shortly thereafter, all of its net investment income for the year, if any, and approximately 18% of its net realized capital gains for such year, if any, other than precontribution gains allocated to a Shareholder in connection with a taxable tender offer or other taxable corporate event with respect to a security contributed by that Shareholder or such Shareholder's predecessor in interest. In addition, whenever a distribution in respect of a precontribution gain is made, Belair Capital intends to make a supplemental distribution to compensate Shareholders receiving such distributions for taxes that may be due on income specially allocated in connection with the precontribution gain and supplemental distributions. Capital gain distributions that are made with respect to realized precontribution gains and the associated supplemental distributions (collectively, Special Distributions) are made solely to the Shareholders to whom such realized precontribution gain is allocated. Special distributions of $19,976 were accrued during the year ended December 31, 2006 and subsequently paid during 2007. No special distributions were accrued during the year ended December 31, 2007. There were no Special Distributions paid or accrued during the year ended December 31, 2005.

The Fund's distributions generally are based on determinations of net investment income and net realized capital gains for federal income tax purposes. Such amounts may differ from net investment income or loss and net realized gain or loss as set forth in the Fund's consolidated financial statements due to differences in the treatment of various income, gain, loss, expense and other items for federal income tax purposes and under GAAP.

Belair Capital Fund LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

In addition, Belair Real Estate intends to distribute substantially all of its taxable income earned during the year.

  4  Shareholder Transactions

Belair Capital may issue an unlimited number of full and fractional Fund Shares. Transactions in Fund Shares were as follows:

	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Issued to Shareholders electing to receive payment of distributions in Fund Shares	48,313	127,852	105,257
Redemptions	(894,473)	(2,459,980)	(2,758,156)
Net decrease	(846,160)	(2,332,128)	(2,652,899)

  5  Investment Transactions

The following table summarizes the Fund's investment transactions, other than short-term investments, for the years ended December 31, 2007, 2006 and 2005:

	Year Ended
Investment Transactions	December 31, 2007	December 31, 2006	December 31, 2005
Decreases in investment in Belvedere Company	$235,199,289	$336,728,740	$342,695,443
Increases in Partnership Preference Units(1)	$18,807	$25,028,714	$135,862,640
Decreases in Partnership Preference Units(2)	$39,814,033	$80,072,907	$84,432,190
Increase in investment in Real Estate Joint Venture	$2,000,000	$—	$—
Decrease in investment in Real Estate Joint Venture(3)	$—	$832,506	$50,029,656
Increases in investment in Wholly Owned Property	$—	$81,059,630	$—

(1)  Increases in Partnership Preference Units during the year ended December 31, 2005 include Partnership Preference Units purchased from real estate investment affiliates of other investment funds advised by Boston Management.

(2)  Decreases in Partnership Preference Units for the years ended December 31, 2007, 2006 and 2005 represent Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management for which realized losses of $3,775,740, $1,419,799 and $490,530 were recognized, respectively.

(3)  Decrease in investment in Real Estate Joint Venture for the year ended December 31, 2005 includes the sale of Belair Real Estate's interest in a Real Estate Joint Venture to the real estate investment affiliate of another investment fund advised by Boston Management for which a realized gain of $2,326,193 was recognized (Note 7).

  6  Indirect Investment in the Portfolio

The following table summarizes the Fund's investment in the Portfolio through Belvedere Company for the years ended December 31, 2007, 2006 and 2005, including allocations of income, expenses and net realized and unrealized gains (losses) for the years then ended:

	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Belvedere Company's interest in the Portfolio(1)	$14,763,099,076	$14,909,807,057	$13,400,922,141
The Fund's investment in Belvedere Company(2)	$1,011,148,818	$1,187,214,537	$1,357,703,240
Income allocated to Belvedere Company from the Portfolio	$298,751,556	$255,986,139	$216,731,361
Income allocated to the Fund from Belvedere Company	$22,525,332	$24,020,478	$24,723,016
Expenses allocated to Belvedere Company from the Portfolio	$67,348,884	$62,097,585	$57,207,392
Expenses allocated to the Fund from Belvedere Company(3)	$6,836,925	$7,838,007	$8,780,930
Net realized gain from investment transactions, securities sold short and foreign currency transactions allocated to Belvedere Company from the Portfolio	$581,142,259	$440,653,635	$47,326,298
Net realized gain from investment transactions, securities sold short and foreign currency transactions allocated to the Fund from Belvedere Company	$44,271,925	$41,414,649	$233,149
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to Belvedere Company from the Portfolio	$(99,671,823)	$1,164,296,884	$395,220,828
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to the Fund from Belvedere Company	$(826,762)	$108,642,917	$40,775,641

Belair Capital Fund LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

(1)  As of December 31, 2007, 2006 and 2005, the value of Belvedere Company's interest in the Portfolio represents 74.3%, 73.1% and 70.4% of the Portfolio's net assets, respectively.

(2)  As of December 31, 2007, 2006 and 2005, the Fund's investment in Belvedere Company represents 6.9%, 8.0% and 10.1% of Belvedere Company's net assets, respectively.

(3)  Expenses allocated to the Fund from Belvedere Company represent:

	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Expenses allocated from the Portfolio	$5,076,638	$5,828,629	$6,537,419
Servicing fee (see Note 10)	$1,718,062	$1,960,911	$2,193,393
Operating expenses	$42,225	$48,467	$50,118

  7  Investment in Real Estate Joint Ventures

At December 31, 2007 and 2006, Belair Real Estate held an investment in one Real Estate Joint Venture, Elkhorn Property Trust (Elkhorn). Belair Real Estate acquired its investment in Elkhorn in June 2004. Belair Real Estate previously held an investment in another Real Estate Joint Venture, Bel Residential Properties Trust (Bel Residential), and disposed of such investment in February 2005.

Belair Real Estate owns 100% of the Class A shares of the Real Estate Joint Venture, representing 80% of the initial economic interest in the Real Estate Joint Venture. A party unrelated to Belair Real Estate owns 100% of the Class B shares of the Real Estate Joint Venture, representing 20% of the initial economic interest. The primary distinction between the two classes of shares is the distribution priority.

Distributable cash flows are allocated per the Real Estate Joint Venture agreement in a manner that provides Belair Real Estate 1) a priority with respect to a fixed annual preferred return; and 2) participation on a pro rata or reduced basis in distributable cash flows in excess of the annual preferred return of Belair Real Estate and the subordinated preferred return of the Class B shareholder.

Major decisions of the Real Estate Joint Venture are subject to the unanimous approval of the Real Estate Joint Venture's board. The day-to-day operating management is provided by a real estate operating company which is an affiliate of the Class B shareholder.

Upon unanimous consent or from and after August 4, 2014, either Belair Real Estate or the Elkhorn Class B shareholder may cause a liquidation of Elkhorn. If Belair Real Estate or the Elkhorn Class B shareholder elects to liquidate Elkhorn, Elkhorn will retain an independent third party to effectuate the liquidation.Real property held by Elkhorn is financed through mortgage notes issued to Elkhorn. The mortgage notes are secured by the real property held by Elkhorn and are generally without recourse to Belair Capital and Belair Real Estate.

Condensed summary financial data of the Real Estate Joint Ventures is presented below.

	December 31, 2007	December 31, 2006
Assets:
Investment in real estate	$207,773,623	$190,672,934
Other assets	4,278,715	2,424,748
Total assets	$212,052,338	$193,097,682
Liabilities and Shareholders' Equity:
Mortgage notes payable(1)	$135,000,000	$135,000,000
Other liabilities	2,518,636	1,533,320
Total liabilities	$137,518,636	$136,533,320
Shareholders' equity	$74,533,702	$56,564,362
Total liabilities and shareholders' equity	$212,052,338	$193,097,682

(1)  The estimated fair value of the mortgage notes payable is approximately $136,600,000 and $135,600,000 as of December 31, 2007 and 2006, respectively. The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty unless the rental property financed by the mortgage notes payable is sold. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related rental property prior to the maturity date. The fair value of the mortgage notes is based on estimates using discounted cash flow analysis and current prevailing interest rates.

	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005(2)
Revenues	$17,888,656	$14,903,177	$20,687,044
Expenses	14,671,399	14,298,447	16,516,262
Net investment income before realized and unrealized gain (loss)	$3,217,257	$604,730	$4,170,782
Realized gain (loss)	—	—	1,045,238
Change in net unrealized appreciation (depreciation)	12,266,483	14,685,411	3,538,677
Net investment income	$15,483,740	$15,290,141	$8,754,697

(2)  Includes the results of Bel Residential, disposed of in February 2005.

Belair Capital Fund LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

  8  Interest Rate Swap Agreements

Belair Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility (Note 9B) and to mitigate in part the impact of interest rate changes on Belair Capital's net asset value. Under such agreements, Belair Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at December 31, 2007 and 2006 are listed below.

	Notional Amount			Initial Optional Termi-	Final Termi-	Unrealized Appreciation at
Effective Date	(000's omitted)	Fixed Rate	Floating Rate	nation Date	nation Date	December 31, 2007	December 31, 2006
10/03	$20,000	4.045%	LIBOR + 0.30%	—	6/10	$17,855	$790,295
10/03	61,500	4.865%	LIBOR + 0.30%	7/04	6/10	199,055	1,227,298
10/03	75,000	4.795%	LIBOR + 0.30%	9/04	6/10	285,073	1,619,409
10/03	42,000	4.69%	LIBOR + 0.30%	2/05	6/10	205,357	1,023,269
10/03	49,000	4.665%	LIBOR + 0.30%	3/05	6/10	249,508	1,223,177
10/03	35,330	4.18%	LIBOR + 0.30%	7/09	6/10	103,950	1,297,642
2/04	95,952	5.00%	LIBOR + 0.30%	8/04	6/10	204,041	1,587,021
						$1,264,839	$8,768,111

  9  Debt

A Mortgage Note — Real property held by Bel Scudders 3 is financed through a mortgage note secured by the real property held by Bel Scudders 3 and is generally without recourse to Belair Capital and Belair Real Estate, except that there may be recourse for certain liabilities arising from actions such as fraud, misrepresentation, misappropriation of funds or breach of material covenants and liabilities arising from environmental conditions.

The estimated fair value of the real property securing the mortgage note is approximately $79,600,000 at December 31, 2007. Terms of the mortgage note payable and the amount outstanding at December 31, 2007 are as follows:

Maturity Date	Annual Interest Rate	Monthly Interest Payment	Outstanding at December 31, 2007
February 1, 2017	5.61%	$283,772	$60,700,000	(1)

(1)  In January 2007, Bel Scudders 3 obtained first mortgage financing for its investment in real property.

The estimated fair value of the mortgage note payable is approximately $59,900,000 at December 31, 2007. The mortgage note payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty unless the rental property financed by the mortgage note payable is sold. Management generally has no current plans to prepay or otherwise dispose of the mortgage note payable without the sale of the related rental property prior to the maturity date. The fair value of the mortgage note is based on estimates using discounted cash flow analysis and current prevailing interest rates.

B Credit Facility — Belair Capital has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. (DKH) and Merrill Lynch Mortgage Capital, Inc. (Merrill Lynch) (collectively, the Credit Facility). The Credit Facility expires on June 25, 2010. Belair Capital's obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of Bel Scudders 3 and the Real Estate Joint Venture.

The credit arrangement with DKH is a term loan facility that accrues interest at a rate of one-month LIBOR plus 0.30% per annum. On October 10, 2007, Belair Capital amended its credit arrangement with DKH to decrease the amount of the term loan by $105,000,000 to an aggregate principal amount of $301,000,000.

The credit arrangement with Merrill Lynch is a revolving loan facility, including the ability to issue letters of credit up to $10,000,000. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. On December 1, 2006, Belair Capital amended its credit arrangement with Merrill Lynch to increase the amount of the revolving loan facility by $50,000,000 to an aggregate amount available for borrowing of $105,000,000 through a temporary arrangement (the Temporary Arrangement). Belair Capital used the proceeds from these borrowings to finance the Fund's investment in Bel Scudders 3. The borrowings under the Temporary Arrangement accrued interest at the rate of one-month LIBOR plus 1.0%. Pursuant to its terms, the Temporary Arrangement expired on February 28, 2007 and all amounts outstanding were repaid. A commitment fee of 0.10% per annum is paid on the unused commitment amount.

Belair Capital Fund LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

The following table summarizes Belair Capital's Credit Facility:

	At December 31, 2007	At December 31, 2006
Total amount available under the Credit Facility	$356,000,000	$511,000,000
DKH borrowings outstanding	$301,000,000	$406,000,000
Merrill Lynch borrowings outstanding	$11,000,000	$86,000,000
Outstanding letter of credit	$—	$—

Borrowings under the Credit Facility have been used to purchase the Fund's interest in real estate investments, to pay selling commissions and organizational expenses and to provide for the liquidity needs of the Fund. Additional borrowings under the Credit Facility may be made in the future for these purposes.

C Average Borrowings and Average Interest Rate — During the year ended December 31, 2007, the average balance of borrowings under the Credit Facility and mortgage note payable was approximately $419,200,000 and $59,500,000 with a weighted average interest rate of 5.56% and 5.61%, respectively.

  10  Management Fee and Other Transactions with Affiliates

Belair Capital and the Portfolio have engaged Boston Management as investment adviser. Under the terms of the advisory agreement with the Portfolio, Boston Management receives a monthly fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For each of the years ended December 31, 2007, 2006 and 2005, the advisory fee applicable to Boston Management was 0.43% of average daily net assets.

Belair Capital pays Boston Management a monthly advisory and administrative fee of 1/20 of 1% (0.60% annually) of the average daily gross investment assets of Belair Capital. The term"gross investment assets" means the value of all assets of Belair Capital, other than Belair Capital's investment in Belair Real Estate, minus the sum of Belair Capital's liabilities other than the principal amount of money borrowed. The advisory fee payable to Boston Management in respect of Belair Capital's indirect investment in the Portfolio is credited towards Belair Capital's advisory and administrative fee payment, reducing the amount of such fee that would otherwise be payable by Belair Capital. The advisory and administrative fee payable by Belair Capital is reduced by Belair Capital's allocable portion of the advisory and administrative fee paid by Cash Management. Belair Real Estate pays Boston Management a monthly management fee at a rate of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross investment assets of Belair Real Estate. The term "gross investment assets" means the value of all assets of Belair Real Estate minus the sum of Belair Real Estate's liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of Belair Real Estate include its ratable share of the assets and liabilities of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments, if any.

Eaton Vance Management and Boston Management do not receive separate compensation for serving as manager of Belair Capital and manager of Belvedere Company, respectively.

Pursuant to a servicing agreement between Belvedere Company and Eaton Vance Distributors, Inc. (EV Distributors), Belvedere Company pays a servicing fee to EV Distributors for providing certain services and information to direct and indirect investors in Belvedere Company. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Company's average daily net assets. Pursuant to a servicing agreement between Belair Capital and EV Distributors, Belair Capital pays a servicing fee to EV Distributors on a quarterly basis at an annual rate of 0.20% of Belair Capital's average daily net assets. Belair Capital's allocated share of the servicing fee payable by Belvedere Company is credited towards Belair Capital's servicing fee payment, reducing the amount of such fee that would otherwise be payable by Belair Capital. With respect to Shareholders who subscribe through a subagent, EV Distributors has assigned servicing responsibilities and fees to the applicable subagent.

The table below sets forth the fees paid or payable by, or allocable to, the Fund for the years ended December 31, 2007, 2006 and 2005 in connection with the services rendered by Eaton Vance Management and its affiliates.

	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Advisory fee allocated to Belvedere Company from the Portfolio	$64,755,126	$59,955,794	$55,259,100
Advisory fee allocated to the Fund from Belvedere Company	$4,879,187	$5,629,834	$6,316,583
Advisory fee allocated to the Fund from Cash Management	$24,160	$2,682	$—

Belair Capital Fund LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Advisory and administrative fees incurred directly by the Fund	$4,448,693	$4,537,675	$5,289,223
Servicing fee of Belvedere Company	$22,797,451	$20,893,224	$19,202,381
Servicing fee allocated to the Fund from Belvedere Company	$1,718,062	$1,960,911	$2,193,393
Servicing fee incurred directly by the Fund	$241,919	$352,815	$496,397
Servicing fee paid or accrued to subagents	$1,959,686	$2,313,398	$2,689,494

  11  Segment Information

Belair Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund's investment income includes the Fund's pro rata share of Belvedere Company's net investment income. Separate from its investment in Belvedere Company, Belair Capital invests in real estate investments through its subsidiary, Belair Real Estate. Belair Real Estate invests directly and indirectly in Partnership Preference Units, Real Estate Joint Ventures (Note 7), Wholly Owned Property and certain debt and common equity investments. The Fund's investment income from real estate investments primarily consists of distribution income from Partnership Preference Units, rental income from Wholly Owned Property and net investment income from the Real Estate Joint Ventures.

Belair Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and the net change in unrealized appreciation (depreciation).

The Fund's Credit Facility borrowings and related interest expense are centrally managed by the Fund. A portion of the Credit Facility borrowings and related interest expense have been approximated and allocated to the real estate segment for presentation purposes herein. Credit Facility borrowings allocated to the real estate segment primarily represent estimated net amounts borrowed to purchase the Fund's interest in real estate investments. The Fund's interest rate swap agreement balances are presented as part of the real estate segment for presentation purposes herein. The accounting policies of the reportable segments are the same as those for Belair Capital on a consolidated basis (Note 2). No reportable segments have been aggregated. Reportable information by segment is as follows:

	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Investment income
The Portfolio*	$15,688,407	$16,182,471	$15,942,086
Real Estate	16,642,934	15,689,133	29,516,312
Unallocated	246,125	391,558	618,441
Total investment income	$32,577,466	$32,263,162	$46,076,839
Interest expense
The Portfolio*	$—	$—	$—
Real Estate(1)	25,979,570	19,574,965	15,317,582
Unallocated(2)	699,401	3,728,565	1,701,954
Total interest expense	$26,678,971	$23,303,530	$17,019,536
Net realized gain (loss)
The Portfolio*	$44,271,925	$41,414,649	$233,149
Real Estate	(714,181)	939,254	(1,618,715)
Unallocated	—	—	—
Total net realized gain (loss)	$43,557,744	$42,353,903	$(1,385,566)
Net change in unrealized appreciation (depreciation)
The Portfolio*	$(826,762)	$108,642,917	$40,775,641
Real Estate	(2,464,292)	(19,247,584)	13,086,798
Unallocated	—	—	—
Total net change in unrealized appreciation (depreciation)	$(3,291,054)	$89,395,333	$53,862,439
Net increase (decrease) in net assets from operations
The Portfolio*	$57,129,564	$163,911,526	$54,359,575
Real Estate	(15,731,430)	(24,780,281)	22,429,005
Unallocated(3)	(1,008,399)	(3,993,714)	(1,926,411)
Net increase in net assets from operations	$40,389,735	$135,137,531	$74,862,169

	At December 31, 2007	At December 31, 2006
Segment assets
The Portfolio*	$1,011,148,818	$1,187,214,537
Real Estate	273,201,667	313,927,384
Unallocated(4)	4,723,602	7,576,567
Segment assets	$1,289,074,087	$1,508,718,488
Net assets
The Portfolio*	$1,008,974,502	$1,186,684,071
Real Estate	(91,461,579)	(101,055,959)
Unallocated(5)	(4,595,199)	(70,685,386)
Net Assets	$912,917,724	$1,014,942,726

*  Belair Capital invests indirectly in the Portfolio through Belvedere Company.

Belair Capital Fund LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

(1)  Includes interest expense on the mortgage note payable held by Bel Scudder 3, as well as interest expense incurred on Credit Facility borrowings allocated to the real estate segment for presentation purposes.

(2)  Unallocated interest expense represents interest incurred on unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments.

(3)  Unallocated amounts pertain to the overall operation of Belair Capital and do not pertain to either segment. Included in this amount are primarily the servicing fee and unallocated Credit Facility interest expense as follows:

	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Servicing fee	$241,919	$352,815	$496,397
Credit Facility interest expense	$699,401	$3,728,565	$1,701,954

(4)  Represents direct cash and short-term investments held by the Fund, including the Fund's investment in Cash Management.

(5)  Amount includes unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of December 31, 2007 and 2006, such borrowings totaled approximately $9,067,000 and $77,904,000, respectively.

  12  Subsequent Event

On January 30, 2008, the Fund made a distribution of $3.44 per share to Shareholders of record on January 29, 2008.

Belair Capital Fund LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Belair Capital Fund LLC and Subsidiaries

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated portfolios of investments, of Belair Capital Fund LLC and subsidiaries (collectively, the Fund) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for each of the three years in the period ended December 31, 2007. These financial statements and financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2007 and 2006, by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Belair Capital Fund LLC and subsidiaries as of December 31, 2007 and 2006, and the results of their operations, the changes in their net assets, their cash flows, and the financial highlights for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the financial statements include investments whose fair values have been estimated by management in the absence of readily determinable fair values. Management's estimates are based on information provided by fund managers. As of December 31, 2007 and 2006, these investments were valued at $271,126,081 (30% of net assets) and $302,899,487 (30% of net assets), respectively.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Fund's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion on the Fund's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 27, 2008

Tax-Managed Growth Portfolio as of December 31, 2007

PORTFOLIO OF INVESTMENTS

Common Stocks — 99.4%
Security	Shares	Value
Aerospace & Defense — 3.9%
Boeing Co. (The)	973,013	$85,099,717
General Dynamics Corp.	1,484,304	132,088,213
Honeywell International, Inc.	293,134	18,048,260
Lockheed Martin Corp.	19,800	2,084,148
Northrop Grumman Corp.	3,106,756	244,315,292
Raytheon Co.	58,540	3,553,378
Rockwell Collins, Inc.	129,632	9,329,615
United Technologies Corp.	3,699,374	283,150,086
		$777,668,709
Air Freight & Logistics — 2.2%
CH Robinson Worldwide, Inc.	784,666	$42,466,124
FedEx Corp.	2,219,464	197,909,605
United Parcel Service, Inc., Class B	2,715,392	192,032,522
		$432,408,251
Airlines — 0.0%
Southwest Airlines Co.	335,252	$4,090,074
		$4,090,074
Auto Components — 0.2%
Delphi Corp.(1)	5,361	$777
Johnson Controls, Inc.	741,207	26,713,100
WABCO Holdings, Inc.	144,766	7,251,329
		$33,965,206
Automobiles — 0.1%
DaimlerChrysler AG(2)	24,284	$2,322,279
Ford Motor Co.(1)	5,728	38,549
General Motors Corp.	31,771	790,780
Harley-Davidson, Inc.	143,340	6,695,411
		$9,847,019
Beverages — 5.7%
Anheuser-Busch Cos., Inc.	4,943,106	$258,722,168
Brown-Forman Corp., Class A	479,732	35,903,143
Brown-Forman Corp., Class B	45,820	3,395,720
Coca-Cola Co. (The)	5,330,594	327,138,554
Coca-Cola Enterprises, Inc.	1,706,930	44,431,388
PepsiCo, Inc.	6,163,761	467,829,460
		$1,137,420,433

Security	Shares	Value
Biotechnology — 1.0%
Amgen, Inc.(1)	3,455,994	$160,496,361
Biogen Idec, Inc.(1)	212,421	12,091,003
Genentech, Inc.(1)	8,609	577,406
Genzyme Corp.(1)	244,608	18,208,620
Gilead Sciences, Inc.(1)	280,364	12,899,548
Vertex Pharmaceuticals, Inc.(1)	13,000	301,990
		$204,574,928
Building Products — 0.5%
Masco Corp.	3,187,629	$68,884,663
Trane, Inc.	444,951	20,783,661
		$89,668,324
Capital Markets — 4.8%
Affiliated Managers Group, Inc.(1)	20,520	$2,410,279
Ameriprise Financial, Inc.	66,443	3,661,674
Bank of New York Mellon Corp. (The)	903,498	44,054,562
Bear Stearns Companies, (The), Inc.	95,740	8,449,055
Charles Schwab Corp. (The)	797,107	20,366,084
Credit Suisse Group(2)	155,136	9,338,497
Deutsche Bank AG(2)	16,000	2,070,560
E*Trade Financial Corp.(1)	45,935	163,069
Federated Investors, Inc., Class B	1,599,819	65,848,550
Franklin Resources, Inc.	569,223	65,136,188
Goldman Sachs Group, Inc.	1,115,548	239,898,597
Knight Capital Group, Inc., Class A(1)	1,000,000	14,400,000
Legg Mason, Inc.	46,784	3,422,250
Lehman Brothers Holdings, Inc.	195,374	12,785,275
Merrill Lynch & Co., Inc.	2,652,883	142,406,759
Morgan Stanley	3,033,981	161,134,731
Northern Trust Corp.	701,042	53,685,796
Piper Jaffray Cos., Inc.(1)	12,636	585,299
Raymond James Financial, Inc.	221,005	7,218,023
State Street Corp.	607,860	49,358,232
T. Rowe Price Group, Inc.	341,862	20,812,559
UBS AG(2)	192,957	8,876,022
Waddell & Reed Financial, Inc., Class A	273,635	9,875,487
		$945,957,548
Chemicals — 0.8%
Arch Chemicals, Inc.	4,950	$181,912
Ashland, Inc.	46,969	2,227,740
Dow Chemical Co. (The)	250,895	9,890,281

See notes to financial statements

Tax-Managed Growth Portfolio as of December 31, 2007

PORTFOLIO OF INVESTMENTS CONT'D

Security	Shares	Value
Chemicals (continued)
E.I. du Pont de Nemours & Co.	985,903	$43,468,463
Ecolab, Inc.	414,911	21,247,592
Monsanto Co.	39,168	4,374,674
Olin Corp.	9,900	191,367
PPG Industries, Inc.	14,262	1,001,620
Rohm and Haas Co.	2,380	126,307
Sigma-Aldrich Corp.	1,062,698	58,023,311
Tronox, Inc., Class B	3,250	28,113
Valspar Corp. (The)	985,379	22,210,443
		$162,971,823
Commercial Banks — 5.6%
Associated Banc-Corp.	512,602	$13,886,388
Banco Bilbao Vizcaya Argentaria SA ADR	80,438	1,950,621
Bank of Hawaii Corp.	69,735	3,566,248
Bank of Montreal(2)	244,144	13,818,550
BB&T Corp.	1,490,483	45,713,114
City National Corp.	143,260	8,531,133
Comerica, Inc.	315,697	13,742,290
Commerce Bancshares, Inc.	179,609	8,057,251
Fifth Third Bancorp	3,175,840	79,808,859
First Horizon National Corp.	142,230	2,581,474
First Midwest Bancorp, Inc.	241,668	7,395,041
HSBC Holdings PLC(2)	220,592	3,709,071
HSBC Holdings PLC UK ADR	578,331	48,412,088
Huntington Bancshares, Inc.	583,001	8,605,095
KeyCorp	545,748	12,797,791
M&T Bank Corp.	75,512	6,159,514
Marshall & Ilsley Corp.	672,512	17,808,118
National City Corp.	1,543,156	25,400,348
PNC Financial Services Group, Inc.	86,068	5,650,364
Regions Financial Corp.	2,202,677	52,093,311
Royal Bank of Canada(2)	611,218	31,196,567
Societe Generale(2)	1,669,583	241,470,082
SunTrust Banks, Inc.	882,656	55,157,173
Synovus Financial Corp.	842,907	20,297,201
Toronto-Dominion Bank (The)(2)	17,915	1,253,154
Trustmark Corp.	205,425	5,209,578
U.S. Bancorp	4,908,006	155,780,110
Valley National Bancorp.	5,229	99,665
Wachovia Corp.	2,843,749	108,147,774
Wells Fargo & Co.	3,305,187	99,783,596
Westamerica Bancorporation	1,968	87,674
Zions Bancorporation	366,194	17,097,598
		$1,115,266,841

Security	Shares	Value
Commercial Services & Supplies — 0.3%
ACCO Brands Corp.(1)	15,490	$248,460
Allied Waste Industries, Inc.(1)	656,568	7,235,379
Avery Dennison Corp.	56,594	3,007,405
Cintas Corp.	280,640	9,435,117
Herman Miller, Inc.	541,800	17,548,902
HNI Corp.	291,437	10,217,781
Manpower, Inc.	706	40,171
PHH Corp.(1)	20,110	354,740
Pitney Bowes, Inc.	43,177	1,642,453
RR Donnelley & Sons Co.	18,144	684,755
Waste Management, Inc.	264,230	8,632,394
		$59,047,557
Communications Equipment — 2.4%
ADC Telecommunications, Inc.(1)	21,340	$331,837
Alcatel SA ADR	89,240	653,237
Cisco Systems, Inc.(1)	8,650,060	234,157,124
Comverse Technology, Inc.(1)	25,350	437,287
Corning, Inc.	3,672,635	88,106,514
Dycom Industries, Inc.(1)	57,599	1,535,013
Juniper Networks, Inc.(1)	137,067	4,550,624
Motorola, Inc.	1,260,589	20,219,848
Nokia Oyj ADR	1,994,425	76,565,976
Nortel Networks Corp.(1)(2)	72,544	1,094,689
QUALCOMM, Inc.	1,355,558	53,341,207
Riverstone Networks, Inc.(3)	28,706	0
Tellabs, Inc.(1)	25,118	164,272
		$481,157,628
Computer Peripherals — 2.2%
Brocade Communications Systems, Inc.(1)	5,418	$39,768
Dell, Inc.(1)	4,283,879	104,997,874
EMC Corp.(1)	2,761,909	51,178,174
Hewlett-Packard Co.	902,900	45,578,392
International Business Machines Corp.	1,713,085	185,184,488
Lexmark International, Inc., Class A(1)	1,208,803	42,138,873
Network Appliance, Inc.(1)	369,094	9,212,586
Palm, Inc.	398	2,523
Sun Microsystems, Inc.(1)	79,795	1,446,683
		$439,779,361

See notes to financial statements

Tax-Managed Growth Portfolio as of December 31, 2007

PORTFOLIO OF INVESTMENTS CONT'D

Security	Shares	Value
Construction & Engineering — 0.1%
Jacobs Engineering Group, Inc.(1)	108,010	$10,326,836
		$10,326,836
Construction Materials — 0.1%
Cemex SAB de CV ADR(1)	51,226	$1,324,192
CRH PLC(2)	207,894	7,169,250
Vulcan Materials Co.	205,352	16,241,290
		$24,734,732
Consumer Finance — 0.8%
American Express Co.	684,621	$35,613,984
Capital One Financial Corp.	1,770,321	83,665,370
Discover Financial Services	1,230,162	18,550,843
SLM Corp.	911,782	18,363,289
		$156,193,486
Containers & Packaging — 0.1%
Bemis Co., Inc.	295,186	$8,082,193
Sealed Air Corp.	3,799	87,909
Sonoco Products Co.	73,373	2,397,830
Temple-Inland, Inc.	90,660	1,890,261
		$12,458,193
Distributors — 0.0%
Genuine Parts Co.	190,459	$8,818,252
		$8,818,252
Diversified Consumer Services — 0.2%
Apollo Group, Inc., Class A(1)	27,070	$1,898,960
H&R Block, Inc.	1,603,312	29,773,504
		$31,672,464
Diversified Financial Services — 2.2%
Bank of America Corp.	3,631,286	$149,826,860
Citigroup, Inc.	4,583,304	134,932,470
CME Group, Inc.	2,908	1,994,888
ING Groep N.V. ADR	264,281	10,283,174
IntercontinentalExchange, Inc.(1)	11,417	2,197,772
JPMorgan Chase & Co.	2,698,987	117,810,783
Moody's Corp.	323,702	11,556,161
		$428,602,108

Security	Shares	Value
Diversified Telecommunication Services — 1.7%
AT&T, Inc.	1,601,671	$66,565,447
BCE, Inc.(2)(4)	2,653,500	105,450,090
Bell Aliant Regional Communications, Inc.(1)(2)(3)(5)	210,251	6,269,504
Cincinnati Bell, Inc.(1)	169,013	802,812
Citizens Communications Co.	6,949	88,461
Deutsche Telekom AG ADR	1,845,908	40,000,826
Embarq Corp.	10,856	537,698
McLeod USA, Inc., Class A(1)(3)	947	0
Qwest Communications International, Inc.(1)	888	6,225
RSL Communications, Ltd., Class A(1)(2)(3)	247,161	0
Telefonos de Mexico SAB de CV ADR	2,519,435	92,815,985
Verizon Communications, Inc.	523,029	22,851,137
Windstream Corp.	906,552	11,803,307
		$347,191,492
Electric Utilities — 0.5%
Duke Energy Corp.	432,532	$8,724,170
Exelon Corp.	1,011,736	82,598,127
Southern Co. (The)	68,451	2,652,476
		$93,974,773
Electrical Equipment — 0.8%
Emerson Electric Co.	2,534,883	$143,626,471
Rockwell Automation, Inc.	112,400	7,751,104
Roper Industries, Inc.	46,244	2,892,100
Thomas & Betts Corp.(1)	22,600	1,108,304
		$155,377,979
Electronic Equipment & Instruments — 0.3%
Agilent Technologies, Inc.(1)	459,803	$16,893,162
Arrow Electronics, Inc.(1)	8,750	343,700
Flextronics International, Ltd.(1)(2)	480,195	5,791,152
Jabil Circuit, Inc.	1,651,513	25,218,604
National Instruments Corp.	88,674	2,955,504
Plexus Corp.(1)	140,213	3,681,993
Sanmina-SCI Corp.(1)	18,166	33,062
Tyco Electronics, Ltd.(2)	281,877	10,466,093
		$65,383,270

See notes to financial statements

Tax-Managed Growth Portfolio as of December 31, 2007

PORTFOLIO OF INVESTMENTS CONT'D

Security	Shares	Value
Energy Equipment & Services — 0.9%
Baker Hughes, Inc.	204,980	$16,623,878
Halliburton Co.	900,476	34,137,045
Schlumberger, Ltd.(2)	1,200,029	118,046,853
Transocean, Inc.(2)	81,993	11,737,298
		$180,545,074
Food & Staples Retailing — 2.3%
Casey's General Stores, Inc.	12,551	$371,635
Costco Wholesale Corp.	913,115	63,698,902
CVS Caremark Corp.	2,392,086	95,085,418
Kroger Co. (The)	1,368,952	36,564,708
Safeway, Inc.	1,133,243	38,768,243
Sysco Corp.	2,322,757	72,493,246
Walgreen Co.	989,530	37,681,302
Wal-Mart Stores, Inc.	2,417,231	114,890,989
		$459,554,443
Food Products — 2.6%
Archer-Daniels-Midland Co.(6)	25,859	$1,198,834
Archer-Daniels-Midland Co.	1,548,807	71,911,109
Campbell Soup Co.	1,295,515	46,288,751
ConAgra Foods, Inc.	438,684	10,436,292
Dean Foods Co.	286,449	7,407,571
Del Monte Foods Co.	98,719	933,882
General Mills, Inc.	133,423	7,605,111
H.J. Heinz Co.	154,799	7,226,017
Hershey Co. (The)	494,963	19,501,542
J.M. Smucker Co. (The)	6,121	314,864
Kellogg Co.	9,362	490,850
Kraft Foods, Inc., Class A	422,531	13,787,187
Nestle SA(2)	275,000	126,277,330
Sara Lee Corp.	4,267,625	68,538,057
Smithfield Foods, Inc.(1)	2,352,196	68,025,508
TreeHouse Foods, Inc.(1)	25,945	596,476
Tyson Foods, Inc., Class A	241,647	3,704,449
Unilever PLC ADR	1,755	65,672
William Wrigley Jr. Co.	999,004	58,491,684
		$512,801,186
Health Care Equipment & Supplies — 1.3%
Advanced Medical Optics, Inc.(1)	9,834	$241,228
Baxter International, Inc.	244,163	14,173,662

Security	Shares	Value
Health Care Equipment & Supplies (continued)
Becton, Dickinson and Co.	63,708	$5,324,715
Boston Scientific Corp.(1)	1,124,134	13,073,678
Covidien, Ltd.(2)	281,877	12,484,332
DENTSPLY International, Inc.	7,700	346,654
Hospira, Inc.(1)	111,411	4,750,565
Medtronic, Inc.	3,132,080	157,449,662
St. Jude Medical, Inc.(1)	154,981	6,298,428
Stryker Corp.	168,467	12,587,854
Zimmer Holdings, Inc.(1)	599,639	39,666,120
		$266,396,898
Health Care Providers & Services — 1.5%
AmerisourceBergen Corp.	368,948	$16,554,697
Cardinal Health, Inc.	1,856,066	107,187,812
CIGNA Corp.	49,467	2,657,862
Express Scripts, Inc.(1)	196,994	14,380,562
Health Management Associates, Inc., Class A	124,425	744,061
Henry Schein, Inc.(1)	1,089,990	66,925,386
McKesson Corp.	6,462	423,326
Medco Health Solutions, Inc.(1)	167,770	17,011,878
PharMerica Corp.(1)	30,682	425,866
Sunrise Senior Living, Inc.(1)	8,000	245,440
Tenet Healthcare Corp.(1)	1,548	7,864
UnitedHealth Group, Inc.	441,856	25,716,019
WellPoint, Inc.(1)	609,715	53,490,297
		$305,771,070
Health Care Technology — 0.0%
IMS Health, Inc.	120,055	$2,766,067
		$2,766,067
Hotels, Restaurants & Leisure — 1.0%
Bob Evans Farms, Inc.	1,792	$48,259
Carnival Corp.(2)	543,886	24,197,488
Darden Restaurants, Inc.	184,714	5,118,425
Gaylord Entertainment Co.(1)	74,918	3,031,931
International Game Technology	409,904	18,007,083
International Speedway Corp., Class A	118,344	4,873,406
Marriott International, Inc., Class A	424,554	14,511,256
McDonald's Corp.	939,331	55,335,989
MGM MIRAGE(1)	27,640	2,322,313
Starbucks Corp.(1)	2,254,271	46,144,927

See notes to financial statements

Tax-Managed Growth Portfolio as of December 31, 2007

PORTFOLIO OF INVESTMENTS CONT'D

Security	Shares	Value
Hotels, Restaurants & Leisure (continued)
Wyndham Worldwide Corp.	110,649	$2,606,890
Yum! Brands, Inc.	363,380	13,906,553
		$190,104,520
Household Durables — 0.3%
Blyth, Inc.	136,371	$2,991,980
D.R. Horton, Inc.	642,283	8,458,867
Fortune Brands, Inc.	119,860	8,673,070
Leggett & Platt, Inc.	1,290,676	22,509,389
Newell Rubbermaid, Inc.	291,589	7,546,323
		$50,179,629
Household Products — 3.4%
Clorox Co. (The)	14,873	$969,273
Colgate-Palmolive Co.	707,241	55,136,508
Energizer Holdings, Inc.(1)	76,555	8,584,112
Kimberly-Clark Corp.	639,207	44,322,613
Procter & Gamble Co. (The)	7,811,071	573,488,833
		$682,501,339
Independent Power Producers & Energy Traders — 0.0%
AES Corp. (The)(1)	133,519	$2,855,971
		$2,855,971
Industrial Conglomerates — 3.0%
3M Co.	1,008,315	$85,021,121
General Electric Co.	13,169,338	488,187,360
Teleflex, Inc.	11,386	717,432
Textron, Inc.	43,912	3,130,926
Tyco International, Ltd.(2)	281,877	11,176,423
		$588,233,262
Insurance — 5.6%
Aegon, N.V. ADR	5,224,475	$91,585,047
AFLAC, Inc.	2,260,033	141,545,867
Allstate Corp. (The)	191,074	9,979,795
American International Group, Inc.	6,433,663	375,082,553
AON Corp.	386,911	18,451,786
Arthur J. Gallagher & Co.	557,025	13,474,435
Berkshire Hathaway, Inc., Class A(1)	633	89,632,800
Berkshire Hathaway, Inc., Class B(1)	40,413	191,395,968
Chubb Corp.	28,354	1,547,561

Security	Shares	Value
Insurance (continued)
Hartford Financial Services Group, Inc. (The)	58,685	$5,116,745
Lincoln National Corp.	143,261	8,340,655
Manulife Financial Corp.(2)	246,658	10,051,313
Marsh & McLennan Cos., Inc.	478,442	12,664,360
MetLife, Inc.	81	4,991
Old Republic International Corp.	294,458	4,537,598
Progressive Corp. (The)	3,731,348	71,492,628
SAFECO Corp.	161,000	8,964,480
Torchmark Corp.	318,929	19,304,772
Travelers Cos., Inc. (The)	348,162	18,731,116
UnumProvident Group	39,000	927,810
XL Capital Ltd., Class A(2)	187,100	9,413,001
		$1,102,245,281
Internet & Catalog Retail — 0.1%
Amazon.com, Inc.(1)	43,801	$4,057,725
Expedia, Inc.(1)	403,096	12,745,896
IAC/InterActiveCorp(1)	429,832	11,571,077
		$28,374,698
Internet Software & Services — 1.2%
eBay, Inc.(1)	1,257,244	$41,727,928
Google Inc., Class A(1)	294,413	203,580,701
		$245,308,629
IT Services — 1.9%
Accenture Ltd., Class A(2)	2,739,520	$98,704,906
Acxiom Corp.	74,785	877,228
Affiliated Computer Services, Inc.(1)	176,162	7,944,906
Automatic Data Processing, Inc.	1,494,739	66,560,728
Broadridge Financial Solutions, Inc.	223,288	5,008,350
Computer Sciences Corp.(1)	226,702	11,214,948
DST Systems, Inc.(1)	22,600	1,865,630
Electronic Data Systems Corp.	1,252	25,954
Fidelity National Information Services, Inc.	37,789	1,571,645
Fiserv, Inc.(1)	836,355	46,409,339
Gartner, Inc., Class A(1)	30,575	536,897
Metavante Technologies, Inc.(1)	224,170	5,227,644
Paychex, Inc.	983,290	35,614,764
Perot Systems Corp.(1)	625,309	8,441,671
Western Union Co.	3,488,152	84,692,331
		$374,696,941

See notes to financial statements

Tax-Managed Growth Portfolio as of December 31, 2007

PORTFOLIO OF INVESTMENTS CONT'D

Security	Shares	Value
Leisure Equipment & Products — 0.0%
Eastman Kodak Co.	26,739	$584,782
Mattel, Inc.	30,514	580,987
		$1,165,769
Life Sciences Tools & Services — 0.2%
Dionex Corp.(1)	37,300	$3,090,678
Invitrogen Corp.(1)	429,910	40,157,893
PerkinElmer, Inc.	139,526	3,630,467
Thermo Fisher Scientific, Inc.(1)	18,700	1,078,616
		$47,957,654
Machinery — 5.1%
Caterpillar, Inc.	217,329	$15,769,392
Danaher Corp.	3,933,362	345,113,182
Deere & Co.	5,563,523	518,075,262
Donaldson Co., Inc.	77,792	3,607,993
Dover Corp.	653,465	30,118,202
Illinois Tool Works, Inc.	1,708,540	91,475,232
ITT Industries, Inc.	8,428	556,585
Nordson Corp.	20,306	1,176,936
Parker Hannifin Corp.	45,658	3,438,504
		$1,009,331,288
Media — 3.8%
CBS Corp., Class A	10,967	$293,367
CBS Corp., Class B	556,629	15,168,140
Citadel Broadcasting Corp.	16,551	34,095
Comcast Corp., Class A(1)	2,800,692	51,140,636
Comcast Corp., Class A Special(1)	3,545,407	64,242,775
Discovery Holding Co., Class A(1)	16,629	418,053
E.W. Scripps Co. (The), Class A	51,066	2,298,481
EchoStar Communications Corp., Class A(1)	35,150	1,325,858
Entercom Communications Corp.	220,000	3,011,800
Gannett Co., Inc.	476,821	18,596,019
Havas Advertising(2)	3,142,938	15,349,139
Idearc, Inc.	22,323	391,992
Interpublic Group of Cos., Inc.(1)	932,692	7,564,132
Lamar Advertising Co.	241,409	11,604,531
Liberty Global, Inc., Class A(1)	19,414	760,835
Liberty Global, Inc., Class C(1)	3,140	114,893
Liberty Media Corp. - Interactive(1)	256,350	4,891,158
Liberty Media Holding Corp.-Capital, Series A(1)	8,315	968,614
Live Nation, Inc.(1)	9,085	131,914

Security	Shares	Value
Media (continued)
McClatchy Co., (The), Class A	3,310	$41,441
McGraw-Hill Companies, Inc., (The)	472,678	20,708,023
New York Times Co. (The), Class A	22,468	393,864
News Corp., Class A	188,031	3,852,755
Omnicom Group, Inc.	4,815,503	228,880,858
Publicis Groupe(2)	329,132	12,876,659
Time Warner, Inc.	4,062,511	67,072,057
Viacom, Inc., Class A(1)	4,000	175,920
Viacom, Inc., Class B(1)	524,573	23,039,246
Vivendi SA(2)	163,491	7,506,364
Walt Disney Co.	4,933,939	159,267,551
Washington Post Co. (The), Class B	13,327	10,547,388
WPP Group PLC(2)	139,450	1,786,506
WPP Group PLC ADR	252,137	16,209,888
		$750,664,952
Metals & Mining — 0.0%
Alcoa, Inc.	85,947	$3,141,363
Freeport-McMoRan Copper & Gold, Inc., Class B	21,456	2,197,953
Steel Dynamics, Inc.	51,604	3,074,050
		$8,413,366
Multiline Retail — 1.1%
Dollar Tree Stores, Inc.(1)	52,534	$1,361,681
Family Dollar Stores, Inc.	1,279,835	24,611,227
JC Penney Co., Inc.	130,349	5,734,053
Macy's, Inc.	230,860	5,972,348
Nordstrom, Inc.	131,384	4,825,734
Sears Holdings Corp.(1)	4,107	419,119
Target Corp.	3,590,237	179,511,850
		$222,436,012
Multi-Utilities — 0.0%
Ameren Corp.	5,000	$271,050
PG&E Corp.	3,000	129,270
Wisconsin Energy Corp.	9,576	466,447
		$866,767
Office Electronics — 0.0%
Xerox Corp.	10,000	$161,900
Zebra Technologies Corp., Class A(1)	13,500	468,450
		$630,350

See notes to financial statements

Tax-Managed Growth Portfolio as of December 31, 2007

PORTFOLIO OF INVESTMENTS CONT'D

Security	Shares	Value
Oil, Gas & Consumable Fuels — 11.5%
Anadarko Petroleum Corp.	4,388,053	$288,251,202
Apache Corp.	2,147,950	230,990,543
BP PLC ADR	4,966,126	363,371,439
Chevron Corp.	701,238	65,446,543
ConocoPhillips	6,223,305	549,517,832
Devon Energy Corp.	720,663	64,074,147
El Paso Corp.	97,665	1,683,745
Exxon Mobil Corp.	6,940,827	650,286,082
Hess Corp.	54,286	5,475,286
Marathon Oil Corp.	177,844	10,823,586
Murphy Oil Corp.	78,679	6,675,126
Royal Dutch Shell PLC ADR	9,594	796,302
Royal Dutch Shell PLC ADR	157,131	13,230,430
Spectra Energy Corp.	263,315	6,798,793
Total SA ADR	272,750	22,529,150
Williams Cos., Inc.	223,515	7,997,367
		$2,287,947,573
Paper and Forest Products — 0.1%
International Paper Co.	155,490	$5,034,766
Neenah Paper, Inc.	23,874	695,927
Weyerhaeuser Co.	85,055	6,271,956
		$12,002,649
Personal Products — 0.0%
Avon Products, Inc.	173,400	$6,854,502
Estee Lauder Cos., Inc., Class A	13,035	568,456
		$7,422,958
Pharmaceuticals — 7.5%
Abbott Laboratories	3,728,243	$209,340,844
Allergan, Inc.	276,600	17,768,784
Bristol-Myers Squibb Co.	4,298,950	114,008,154
Eli Lilly & Co.	4,347,136	232,093,591
Forest Laboratories, Inc.(1)	56,729	2,067,772
GlaxoSmithKline PLC ADR	426,495	21,491,083
Johnson & Johnson	3,911,737	260,912,858
King Pharmaceuticals, Inc.(1)	152,305	1,559,603
Merck & Co., Inc.	2,224,896	129,288,707
Mylan, Inc.	6,832	96,058
Novo Nordisk A/S ADR	398,434	25,842,429
Pfizer, Inc.	12,368,792	281,142,642

Security	Shares	Value
Pharmaceuticals (continued)
Schering-Plough Corp.	1,731,023	$46,114,453
Shering AG ADR	25,000	3,767,500
Teva Pharmaceutical Industries, Ltd. ADR	1,676,674	77,931,808
Watson Pharmaceuticals, Inc.(1)	558,195	15,149,412
Wyeth	996,516	44,036,042
		$1,482,611,740
Real Estate Management & Development — 0.0%
Forest City Enterprises, Inc., Class A	56,500	$2,510,860
Forestar Real Estate Group, Inc.	30,220	712,890
		$3,223,750
Road & Rail — 0.1%
Avis Budget Group, Inc.(1)	55,324	$719,212
Burlington Northern Santa Fe Corp.	55,466	4,616,435
CSX Corp.	3,276	144,078
Kansas City Southern(1)	6,815	233,959
Norfolk Southern Corp.	3,090	155,860
Union Pacific Corp.	65,519	8,230,497
		$14,100,041
Semiconductors & Semiconductor Equipment — 2.8%
Analog Devices, Inc.	586,324	$18,586,471
Applied Materials, Inc.	1,094,431	19,437,095
Broadcom Corp., Class A(1)	1,034,881	27,051,789
Cypress Semiconductor Corp.(1)	52,742	1,900,294
Intel Corp.	11,610,600	309,538,596
KLA-Tencor Corp.	148,373	7,145,644
Linear Technology Corp.	423,388	13,476,440
LSI Corp.(1)	141,203	749,788
Maxim Integrated Products, Inc.	263,099	6,966,862
Skyworks Solutions, Inc.(1)	98,685	838,823
Teradyne, Inc.(1)	6,799	70,302
Texas Instruments, Inc.	4,191,058	139,981,337
Verigy, Ltd.(1)(2)	4,119	111,913
Xilinx, Inc.	24,830	543,032
		$546,398,386

See notes to financial statements

Tax-Managed Growth Portfolio as of December 31, 2007

PORTFOLIO OF INVESTMENTS CONT'D

Security	Shares	Value
Software — 2.5%
Adobe Systems, Inc.(1)	490,317	$20,951,245
CA, Inc.	40,728	1,016,164
Compuware Corp.(1)	150,944	1,340,383
Electronic Arts, Inc.(1)	21,405	1,250,266
Intuit, Inc.(1)	736,959	23,295,274
Jack Henry & Associates, Inc.	119,142	2,899,916
Microsoft Corp.	7,280,107	259,171,809
Oracle Corp.(1)	7,224,372	163,126,320
SAP AG ADR	400,000	20,420,000
Symantec Corp.(1)	225,808	3,644,541
Wind River Systems, Inc.(1)	1,304	11,645
		$497,127,563
Specialty Retail — 1.4%
Abercrombie & Fitch Co., Class A	4,015	$321,080
AutoNation, Inc.(1)	75,966	1,189,628
Best Buy Co., Inc.	280,415	14,763,850
Collective Brands, Inc.(1)	23,100	401,709
Gap, Inc. (The)	599,138	12,749,657
Home Depot, Inc.	4,526,827	121,952,719
Limited Brands, Inc.	503,556	9,532,315
Lowe's Companies, Inc.	2,734,798	61,861,131
RadioShack Corp.	74,318	1,253,001
Sherwin-Williams Co. (The)	500	29,020
Staples, Inc.	275,430	6,354,170
TJX Companies, Inc. (The)	1,718,239	49,365,006
		$279,773,286
Textiles, Apparel & Luxury Goods — 1.2%
Coach, Inc.(1)	729,407	$22,305,266
Hanesbrands, Inc.(1)	559,410	15,199,170
Nike, Inc., Class B	3,058,444	196,474,443
		$233,978,879
Thrifts & Mortgage Finance — 0.1%
Fannie Mae	301,173	$12,040,897
Freddie Mac	146,695	4,997,899
Guaranty Financial Group, Inc.	30,220	483,520
MGIC Investment Corp.	95,045	2,131,859
Washington Mutual, Inc.	643,357	8,756,089
		$28,410,264

Security	Shares	Value
Tobacco — 0.2%
Altria Group, Inc.	589,531	$44,556,753
		$44,556,753
Trading Companies & Distributors — 0.0%
United Rentals, Inc.(1)	266,647	$4,895,639
		$4,895,639
Wireless Telecommunication Services — 0.2%
SprintNextel Corp.	1,848,673	$24,273,076
Telephone and Data Systems, Inc.	9,252	579,175
Telephone and Data Systems, Inc., Special Shares	24,636	1,419,034
Vodafone Group PLC ADR	302,728	11,297,809
		$37,569,094
Total Common Stocks (identified cost $13,619,432,710)		$19,742,377,028
Convertible Preferred Stocks — 0.0%
Security	Shares	Value
Independent Power Producers & Energy Traders — 0.0%
Enron Corp.(1)(3)	11,050	$0
		$0
Total Convertible Preferred Stocks (identified cost $16,626,069)		$0
Other Investments — 0.0%
Description	Shares	Value
Commercial Banks — 0.0%
Wachovia Corp. (Dividend Equalization Preferred Shares)	166,518	$250
Software — 0.0%
Seagate Technology, Inc. (Tax Refund Rights)(1)(3)	197,392	$0
Total Other Investments (identified cost $39,407)		$250

See notes to financial statements

Tax-Managed Growth Portfolio as of December 31, 2007

PORTFOLIO OF INVESTMENTS CONT'D

Short-Term Investments — 1.0%
Description	Shares/Interest (000's omitted)	Value
Eaton Vance Cash Collateral Fund, LLC, 4.99%(7)(8)	$107,662	$107,661,941
Investment in Cash Management Portfolio, 4.58%(8)	86,224	86,224,087
Total Short-Term Investments (identified cost $193,886,028)		$193,886,028
Total Investments — 100.4% (identified cost $13,829,984,214)		$19,936,263,306
Other Assets, Less Liabilities — (0.4)%		$(72,102,076)
Net Assets — 100.0%		$19,864,161,230

ADR - American Depository Receipt

(1)  Non-income producing security.

(2)  Foreign security.

(3)  Security valued at fair value using methods determined in good faith by or at the direction of the Trustees.

(4)  All or a portion of these securities were on loan at December 31, 2007.

(5)  Security exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be sold in transactions exempt from registration, normally to qualified institutional buyers. At December 31, 2007, the aggregate value of the securities is $6,269,504 or 0.03% of the Portfolio's net assets.

(6)  Security subject to restrictions on resale (see Note 5).

(7)  The amount invested in Eaton Vance Cash Collateral Fund, LLC represents cash collateral received for securities on loan as of December 31, 2007. Other Assets, Less Liabilities includes an equal and offsetting liability of the Portfolio to repay collateral upon the return of loaned securities.

(8)  Affiliated investment company available to Eaton Vance portfolios and funds which invests in high quality, U.S. dollar denominated money market instruments. The rate shown is the annualized seven-day yield as of December 31, 2007.

See notes to financial statements

Tax-Managed Growth Portfolio as of December 31, 2007

FINANCIAL STATEMENTS

Statement of Assets and Liabilities

As of December 31, 2007

Assets
Unaffiliated investments, at value including $105,508,702 of securities on loan (identified cost, $13,636,098,186)	$19,742,377,278
Affiliated investments, at value (identified cost, $193,886,028)	193,886,028
Cash	29,281
Receivable for investments sold	14,013,869
Dividends and interest receivable	27,694,117
Interest receivable from affiliated investment	178,708
Securities lending income receivable	119,728
Tax reclaims receivable	1,920,293
Total assets	$19,980,219,302
Liabilities
Collateral for securities loaned	$107,661,941
Payable to affiliate for investment advisory fees	7,154,208
Payable to affiliate for Trustees' fees	8,907
Other accrued expenses	1,233,016
Total liabilities	$116,058,072
Net Assets applicable to investors' interest in Portfolio	$19,864,161,230
Sources of Net Assets
Net proceeds from capital contributions and withdrawals	$13,757,690,942
Net unrealized appreciation (computed on the basis of identified cost)	6,106,470,288
Total	$19,864,161,230

Statement of Operations

For the Year Ended
December 31, 2007

Investment Income
Dividends (net of foreign taxes, $6,224,760)	$398,125,860
Interest	9,685
Security lending income, net	1,495,089
Interest income allocated from affiliated investment	5,179,697
Expenses allocated from affliated investment	(487,687)
Total investment income	$404,322,644
Expenses
Investment adviser fee	$87,681,000
Trustees' fees and expenses	32,759
Custodian fee	2,551,233
Legal and accounting services	119,412
Miscellaneous	320,500
Total expenses	$90,704,904
Deduct — Reduction of custodian fee	$124
Total expense reductions	$124
Net expenses	$90,704,780
Net investment income	$313,617,864
Realized and Unrealized Gain (Loss)
Net realized gain (loss) — Investment transactions (identified cost basis)(1)	$891,401,513
Foreign currency transactions	73,425
Net realized gain	$891,474,938
Change in unrealized appreciation (depreciation) — Investments (identified cost basis)	$(239,669,891)
Foreign currency	135,703
Net change in unrealized appreciation (depreciation)	$(239,534,188)
Net realized and unrealized gain	$651,940,750
Net increase in net assets from operations	$965,558,614

(1)  Includes net realized gains of $624,934,809 from redemptions in-kind.

See notes to financial statements

Tax-Managed Growth Portfolio as of December 31, 2007

FINANCIAL STATEMENTS CONT'D

Statements of Changes in Net Assets

Increase (Decrease) in Net Assets	Year Ended December 31, 2007	Year Ended December 31, 2006
From operations — Net investment income	$313,617,864	$269,527,217
Net realized gain from investment and foreign currency transactions	891,474,938	644,738,498
Net change in unrealized appreciation (depreciation) of investments and foreign currency	(239,534,188)	1,577,971,043
Net increase in net assets from operations	$965,558,614	$2,492,236,758
Capital transactions — Contributions	$1,526,283,139	$1,447,009,081
Withdrawals	(3,014,972,770)	(2,584,560,445)
Net decrease in net assets from capital transactions	$(1,488,689,631)	$(1,137,551,364)
Net increase (decrease) in net assets	$(523,131,017)	$1,354,685,394
Net Assets
At beginning of year	$20,387,292,247	$19,032,606,853
At end of year	$19,864,161,230	$20,387,292,247

See notes to financial statements

Tax-Managed Growth Portfolio as of December 31, 2007

FINANCIAL STATEMENTS CONT'D

Supplementary Data

	Year Ended December 31,
	2007	2006	2005		2004		2003
Ratios/Supplemental Data
Ratios (As a percentage of average daily net assets):
Expenses before custodian fee reduction	0.44%	0.45%	0.45	%(1)	0.45	%(1)	0.45%
Expenses after custodian fee reduction	0.44%	0.45%	0.45	%(1)	0.45	%(1)	0.45%
Net investment income	1.52%	1.39%	1.25	%(1)	1.18	%(1)	1.05%
Portfolio Turnover(2)	2%	1%	0	%(3)	3%		15%
Total Return	4.72%	13.69%	4.70%		9.67%		23.88%
Net assets, end of year (000's omitted)	$19,864,161	$20,387,292	$19,032,607		$19,141,142		$17,609,589

(1)  The investment adviser waived a portion of its investment advisory fee (equal to less than 0.01% and 0.01% of average daily net assets for 2005 and 2004, respectively).

(2)  Excludes the value of the portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The total turnover rate of the Portfolio including in-kind contributions and distributions was 6%, 7%, 6%, 10%, and 21% for 2007, 2006, 2005, 2004, and 2003, respectively.

(3)  Amounts to less than 1%.

See notes to financial statements

Tax-Managed Growth Portfolio as of December 31, 2007

NOTES TO FINANCIAL STATEMENTS

1  Significant Accounting Policies

Tax-Managed Growth Portfolio (the Portfolio) is registered under the Investment Company Act of 1940, as amended (the 1940 Act), as a diversified, open-end management investment company. The Portfolio seeks to achieve long-term, after-tax returns for its interestholders through investing in a diversified portfolio of equity securities. The Declaration of Trust permits the Trustees to issue interests in the Portfolio. The following is a summary of significant accounting policies of the Portfolio. The policies are in conformity with accounting principles generally accepted in the United States of America.

A  Investment Valuations — Equity securities listed on a U.S. securities exchange generally are valued at the last sale price on the day of valuation or, if no sales took place on such date, at the mean between the closing bid and asked prices therefore on the exchange where such securities are principally traded. Equity securities listed on the NASDAQ Global or Global Select Market generally are valued at the NASDAQ official closing price. Unlisted or listed securities for which closing sales prices or closing quotations are not available are valued at the mean between the latest available bid and asked prices or, in the case of preferred equity securities that are not listed or traded in the over-the-counter market, by an independent pricing service. The value of preferred equity securities that are valued by a pricing service on a bond basis will be adjusted by an income factor, to be determined by the investment adviser, to reflect the next anticipated regular dividend. Exchange-traded options are valued at the last sale price for the day of valuation as quoted on the principal exchange or board of trade on which the options are traded or, in the absence of sales on such date, at the mean between the latest bid and asked prices therefore. Financial futures contracts listed on commodity exchanges are valued at closing settlement prices. Short-term debt securities with a remaining maturity of sixty days or less are valued at amortized cost, which approximates market value. If short-term debt securities are acquired with a remaining maturity of more than sixty days, they will be valued by a pricing service. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, will normally be valued on the basis of valuations furnished by a pricing service. Foreign securities and currencies are valued in U.S. dollars, based on foreign currency exchange rate quotations supplied by an independent quotation service. The daily valuation of exchange-traded foreign securities generally is determined as of the close of trading on the principal exchange on which such securities trade. Events occurring after the close of trading on foreign exchanges may result in adjustments to the valuation of foreign securities to more accurately reflect their fair value as of the close of regular trading on the New York Stock Exchange. When valuing foreign equity securities that meet certain criteria, the Trustees have approved the use of a fair value service that values such securities to reflect market trading that occurs after the close of the applicable foreign markets of comparable securities or other instruments that have a strong correlation to the fair-valued securities. Investments for which valuations or market quotations are not readily available are valued at fair value using methods determined in good faith by or at the direction of the Trustees of the Portfolio considering relevant factors, data and information including the market value of freely tradable securities of the same class in the principal market on which such securities are normally traded.

The Portfolio may invest in Cash Management Portfolio (Cash Management) and Eaton Vance Cash Collateral Fund, LLC (Cash Collateral Fund), affiliated investment companies managed by Boston Management and Research (BMR) and Eaton Vance Management (EVM), respectively. Cash Management values its investment securities utilizing the amortized cost valuation technique permitted by Rule 2a-7 of the 1940 Act. This technique involves initially valuing a portfolio security at its cost and thereafter assuming a constant amortization to maturity of any discount or premium. Investments in Cash Collateral Fund are valued at the net asset value per share on the valuation date.

B  Investment Transactions — Investment transactions for financial statement purposes are accounted for on a trade date basis. Realized gains and losses on investments sold are determined on the basis of identified cost.

C  Income — Dividend income is recorded on the ex-dividend date for dividends received in cash and/or securities. However, if the ex-dividend date has passed, certain dividends from foreign securities are recorded as the Fund is informed of the ex-dividend date. Withholding taxes on foreign dividends and capital gains have been provided for in accordance with the Fund's understanding of the applicable countries' tax rules and rates. Interest income is recorded on the basis of interest accrued, adjusted for amortization of premium or accretion of discount.

D  Federal Taxes — The Portfolio has elected to be treated as a partnership for federal tax purposes. No provision is made by the Portfolio for federal or state taxes on any taxable income of the Portfolio because each investor in the Portfolio is ultimately responsible for the payment of any taxes on its share of taxable income. Since at least one of the Portfolio's investors is a regulated investment company that invests all or substantially all of

Tax-Managed Growth Portfolio as of December 31, 2007

NOTES TO FINANCIAL STATEMENTS CONT'D

its assets in the Portfolio, the Portfolio normally must satisfy the applicable source of income and diversification requirements (under the Internal Revenue Code) in order for its investors to satisfy them. The Portfolio will allocate, at least annually among its investors, each investor's distributive share of the Portfolio's net investment income, net realized capital gains and any other items of income, gain, loss, deduction or credit.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, "Accounting for Income Taxes". This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective on the last business day of the first required financial reporting period for fiscal years beginning after December 15, 2006. Management has concluded that as of December 31, 2007, there are no uncertain tax positions that would require financial statement recognition, de-recognition, or disclosure. Each of the Portfolio's federal tax returns filed in the 3-year period ended December 31, 2007 remains subject to examination by the Internal Revenue Service.

E  Expense Reduction — State Street Bank and Trust Company (SSBT) serves as custodian of the Portfolio. Pursuant to the custodian agreement, SSBT receives a fee reduced by credits, which are determined based on the average daily cash balance the Portfolio maintains with SSBT. All credit balances, if any, used to reduce the Portfolio's custodian fees are reported as a reduction of expenses in the Statement of Operations.

F  Foreign Currency Translation — Investment valuations, other assets, and liabilities initially expressed in foreign currencies are translated each business day into U.S. dollars based upon current exchange rates. Purchases and sales of foreign investment securities and income and expenses denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates in effect on the respective dates of such transactions. Recognized gains or losses on investment transactions attributable to changes in foreign currency exchange rates are recorded for financial statement purposes as net realized gains and losses on investments. That portion of unrealized gains and losses on investments that results from fluctuations in foreign currency exchange rates is not separately disclosed.

G  Use of Estimates — The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

H  Indemnifications — Under the Portfolio's organizational documents, its officers and Trustees may be indemnified against certain liabilities and expenses arising out of the performance of their duties to the Portfolio. Interestholders in the Portfolio are jointly and severally liable for the liabilities and obligations of the Portfolio in the event that the Portfolio fails to satisfy such liabilities and obligations; provided, however, that, to the extent assets are available in the Portfolio, the Portfolio may, under certain circumstances, indemnify interestholders from and against any claim or liability to which such holder may become subject by reason of being or having been an interestholder in the Portfolio. Additionally, in the normal course of business, the Portfolio enters into agreements with service providers that may contain indemnification clauses. The Portfolio's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Portfolio that have not yet occurred.

2  Investment Adviser Fee and Other Transactions with Affiliates

The investment adviser fee is earned by BMR, a subsidiary of EVM, as compensation for investment advisory services rendered to the Portfolio. The fee is payable monthly and is computed at an annual rate of 0.625% of the average daily net assets of the Portfolio up to $500 million. The advisory fee on net assets of $500 million or more is reduced as follows:

Average Daily Net Assets For the Month	Annual Fee Rate (for each level)
$500 million but less than $1 billion	0.5625%
$1 billion but less than $1.5 billion	0.5000%
$1.5 billion but less than $7 billion	0.4375%
$7 billion but less than $10 billion	0.4250%
$10 billion but less than $15 billion	0.4125%
$15 billion but less than $20 billion	0.4000%
$20 billion but less than $25 billion	0.3900%
$25 billion and over	0.3800%*

*  Effective April 23, 2007.

Tax-Managed Growth Portfolio as of December 31, 2007

NOTES TO FINANCIAL STATEMENTS CONT'D

The portion of the advisory fee payable by Cash Management on the Portfolio's investment of cash therein is credited against the Portfolio's advisory fees. For the year ended December 31, 2007, the Portfolio's advisory fee totaled $88,148,658 of which $467,658 was allocated from Cash Management and $87,681,000 was paid or accrued directly by the Portfolio. For the year ended December 31, 2007, the Portfolio's advisory fee, including the portion allocated from Cash Management, was 0.43% of the Portfolio's average daily net assets.

Except as to Trustees of the Portfolio who are not members of EVM's or BMR's organizations, officers and Trustees receive remuneration for their services to the Portfolio out of the investment adviser fee. Trustees of the Portfolio who are not affiliated with the investment adviser may elect to defer receipt of all or a percentage of their annual fees in accordance with the terms of the Trustees Deferred Compensation Plan. For the year ended December 31, 2007, no significant amounts have been deferred. Certain officers and Trustees of the Portfolio are officers of the above organizations.

3  Purchases and Sales of Investments

For the year ended December 31, 2007, purchases and sales of investments, other than short-term obligations, aggregated $434,592,730 and $569,175,325, respectively. In addition, investments having an aggregate market value of $1,986,256,699 at dates of withdrawal were distributed in payment for capital withdrawals and investors contributed securities with a value of $880,809,267, during the year ended December 31, 2007.

4  Federal Income Tax Basis of Investments

The cost and unrealized appreciation (depreciation) of investments of the Portfolio at December 31, 2007 as determined on a federal income tax basis were as follows:

Aggregate cost	$4,503,281,878
Gross unrealized appreciation	$24,767,710,218
Gross unrealized depreciation	(9,334,728,790)
Net unrealized appreciation	$15,432,981,428

The net unrealized appreciation on foreign currency at December 31, 2007 on a federal income tax basis was $191,196.

5  Restricted Securities

At December 31, 2007, the Portfolio owned the following securities (representing 0.01% of net assets) which were restricted as to public resale and not registered under the Securities Act of 1933 (excluding Rule 144A securities). The Portfolio has various registration rights (exercisable under a variety of circumstances) with respect to these securities. The fair value of these securities is determined based on valuations provided by brokers when available, or if not available, they are valued at fair value using methods determined in good faith by or at the direction of the Trustees.

Common Stocks	Date of Acquisition	Eligible for Resale	Shares	Cost	Value
Archer-Daniels-Midland Co.	12/13/07	12/13/2008	25,859	$1,000,017	$1,198,834
Total Restricted Securities				$1,000,017	$1,198,834

6  Financial Instruments

The Portfolio may trade in financial instruments with off-balance sheet risk in the normal course of its investing activities to assist in managing exposure to various market risks. These financial instruments may include written options, forward foreign currency exchange contracts and financial futures contracts and may involve, to a varying degree, elements of risk in excess of the amounts recognized for financial statement purposes. The notional or contractual amounts of these instruments represent the investment the Portfolio has in particular classes of financial instruments and does not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these instruments is meaningful only when all related and offsetting transactions are considered. The Portfolio did not have any open obligations under these financial instruments at December 31, 2007.

7  Line of Credit

The Portfolio participates with other portfolios and funds managed by EVM and its affiliates in a $200 million unsecured line of credit agreement with a group of banks. Borrowings will be made by the Portfolio solely to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Interest is charged to the Portfolio based on its borrowings at an amount above either the Eurodollar rate or Federal Funds rate. In addition, a fee computed at an annual rate of 0.07% on the daily unused portion of the line of credit is allocated among the participating portfolios and funds at the end of each quarter. The Portfolio did not

Tax-Managed Growth Portfolio as of December 31, 2007

NOTES TO FINANCIAL STATEMENTS CONT'D

have any significant borrowings or allocated fees during the year ended December 31, 2007.

8  Securities Lending Agreement

The Portfolio has established a securities lending agreement with SSBT as securities lending agent in which the Portfolio lends portfolio securities to qualified borrowers in exchange of either cash or U.S. government securities in an amount at least equal to the market value of the securities on loan. Cash collateral is invested in Cash Collateral Fund. The Portfolio earns interest on the amount invested in Cash Collateral Fund but it must pay the broker a loan rebate fee computed as a varying percentage of the collateral received. The loan rebate fee and lending agent fee paid by the Portfolio amounted to $2,679,685 and $263,837, respectively, for the year ended December 31, 2007. At December 31, 2007, the value of the securities loaned and the value of the collateral amounted to $105,508,702 and $107,661,941, respectively. In the event of counterparty default, the Portfolio is subject to potential loss if it is delayed or prevented from exercising its right to dispose of the collateral. The Portfolio bears risk in the event that invested collateral is not sufficient to meet obligations due on loans.

9  Recently Issued Accounting Pronouncement

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (FAS 157), "Fair Value Measurements". FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. As of December 31, 2007, management does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements; however, additional disclosures may be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements on changes in net assets for the period.

Tax-Managed Growth Portfolio as of December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Investors of
Tax-Managed Growth Portfolio:

We have audited the accompanying statement of assets and liabilities of Tax-Managed Growth Portfolio (the Portfolio), including the portfolio of investments, as of December 31, 2007, and the related statement of operations for the year then ended, the statements of changes in net assets for each of the two years in the period then ended, and the supplementary data for each of the five years in the period then ended. These financial statements and supplementary data are the responsibility of the Portfolio's management. Our responsibility is to express an opinion on these financial statements and supplementary data based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and supplementary data are free of material misstatement. The Portfolio is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Portfolio's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2007 by correspondence with the custodian and brokers; where replies were not received from brokers, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements and supplementary data referred to above present fairly, in all material respects, the financial position of Tax-Managed Growth Portfolio as of December 31, 2007, the results of its operations for the year then ended, the changes in its net assets for each of the two years in the period then ended, and the supplementary data for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 15, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELAIR CAPITAL FUND LLC (Registrant)

	By:	/s/ Andrew C. Frenette
Andrew C. Frenette Duly Authorized Officer and Principal Accounting Officer
Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ Thomas E. Faust Jr.
Thomas E. Faust Jr. Chief Executive Officer

Date: February 29, 2008

	By:	/s/ Andrew C. Frenette
Andrew C. Frenette Chief Financial Officer

Date: February 29, 2008

EXHIBIT INDEX

Exhibit No.	Description

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

4.1(d)	Copy of Amendment No. 4 to the Loan and Security Agreement between the Fund and Dresdner Kleinwort Holdings, I, Inc. (formerly DrKW Holdings, Inc.) dated October 10, 2007 filed herewith.

4.1(e)	Copy of Amendment No. 5 to the Loan and Security Agreement between the Fund and Dresdner Kleinwort Holdings, I, Inc. dated February 14, 2008 filed herewith.

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

4.2(e)

Copy of Amendment No. 5 dated December 1, 2006 to the Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Services, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital

Services, Inc. filed as Exhibit 4.2(e) to the Fund’s Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.

10(1)

Copy of Investment Advisory and Administrative Agreement between the Fund and Boston Management and Research dated November 24, 1998 filed as Exhibit 10(1) to the Fund’s Initial Registration Statement on Form 10 and incorporated herein by reference.

10(1)(a)

Copy of Amendment to Investment Advisory and Administrative Agreement between the Fund and Boston Management and Research dated as of January 2, 2001 filed as Exhibit 10(1)(a) to the Fund’s Report on Form 10-Q filed for the period ended September 30, 2001 and incorporated herein by reference.

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

10(2)(b)

Copy of Amendment No. 2 to Management Agreement between Belair Real Estate Corporation and Boston Management and Research dated as of June 5, 2007 filed as Exhibit 10(2)(b) to the Fund’s Report on Form 10-K on June 28, 2007 and incorporated herein by reference.

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

99.3

Form N-CSR of Eaton Vance Tax-Managed Growth Portfolio (File No. 811-7409) for its year ended December 31, 2007 filed electronically with the Securities and Exchange Commission under the Investment Company Act of 1940 on February 22, 2008 incorporated herein by reference pursuant to Rule 12b-32.