Form 10-Q
period 2008-03-31
BELAIR CAPITAL FUND LLC
filed 2008-05-09
CIK 1050816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Act)

For the quarterly period ended March 31, 2008

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Act

For the transition period from _________ to _____________ Commission File Number 000-25767 Belair Capital Fund LLC (Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-3404037
(State of Organization)	(I.R.S. Employer Identification No.)

The Eaton Vance Building
255 State Street
Boston, Massachusetts	02109
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	617-482-8260

None (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definition of “large accelerated filer,” “accelerated filer” “and “smaller reporting company” in Rule 12b-2 of the Act).  Large Accelerated Filer X   Accelerated Filer Non-Accelerated Filer __   Smaller Reporting Company __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes No X

Belair Capital Fund LLC Index to Form 10-Q

PART I.		FINANCIAL INFORMATION	Page
Item	1.	Financial Statements (Unaudited).	3
		Condensed Consolidated Statements of Assets and Liabilities as of March 31, 2008 and December 31, 2007
			3
		Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007
			4
		Condensed Consolidated Statements of Changes in Net Assets for the Three Months Ended March 31, 2008 and the Year Ended December 31, 2007

			6
		Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007
			7
		Financial Highlights for the Three Months Ended March 31, 2008 and the Year Ended December 31, 2007
			9
		Notes to Condensed Consolidated Financial Statements as of March 31, 2008	10
Item	2.	Management’s Discussion and Analysis of Financial Condition	17
		and Results of Operations (MD&A).
Item	3.	Quantitative and Qualitative Disclosures About Market Risk.	19
Item	4.	Controls and Procedures.	21
PART II.		OTHER INFORMATION
Item	1.	Legal Proceedings.	23
Item	1A.	Risk Factors.	23
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23
Item	3.	Defaults Upon Senior Securities.	23
Item	4.	Submission of Matters to a Vote of Security Holders.	23
Item	5.	Other Information.	23
Item	6.	Exhibits.	23
SIGNATURES			25
EXHIBIT INDEX			26

PART I. FINANCIAL INFORMATION Item 1. Financial Statements.

BELAIR CAPITAL FUND LLC Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	March 31, 2008	December 31, 2007

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$ 879,259,458	$ 1,011,148,818
Investment in Partnership Preference Units	90,076,025	129,862,308
Investment in Real Estate Joint Venture	62,402,378	61,663,773
Investment in Wholly Owned Property	79,600,000	79,600,000
Investment in other real estate (Note 3)	0	0
Affiliated investment	1,334,506	3,495,990

Total investments	$ 1,112,672,367	$ 1,285,770,889
Cash	2,271,181	1,348,393
Distributions and interest receivable	-	371,682
Interest receivable from affiliated investment	6,081	16,105
Swap interest receivable	-	22,734
Open interest rate swap agreements, at value	-	1,264,839
Other assets	274,146	279,445

Total assets	$ 1,115,223,775	$ 1,289,074,087

Liabilities:
Loan payable – Credit Facility	$ 292,000,000	$ 312,000,000
Mortgage note payable	60,700,000	60,700,000
Payable for Fund Shares redeemed	-	2,026,400
Open interest rate swap agreements, at value	1,464,716	-
Payable to affiliate for investment advisory and administrative fees	295,568	337,104
Payable to affiliate for servicing fee	35,020	77,843
Other accrued expenses:
Swap interest expense	103,630	-
Interest expense	487,862	535,233
Other expenses and liabilities	849,376	479,783

Total liabilities	$ 355,936,172	$ 376,156,363

Net assets	$ 759,287,603	$ 912,917,724

Shareholders’ capital	$ 759,287,603	$ 912,917,724

Shares outstanding (unlimited number of shares authorized)	5,950,090	6,227,435

Net asset value and redemption price per share	$ 127.61	$ 146.60

See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended

	March 31, 2008	March 31, 2007

Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $17,858 and $16,204, respectively)	$ 4,469,150	$ 5,569,448
Interest allocated from Belvedere Company	51,538	29,802
Security lending income allocated from
Belvedere Company, net	17,507	5,082
Expenses allocated from Belvedere Company	(1,381,781)	(1,752,215)

Net investment income allocated from
Belvedere Company	$ 3,156,414	$ 3,852,117
Distributions from Partnership Preference Units	1,600,976	2,599,812
Net investment income from Real Estate Joint Venture	1,404,740	647,354
Rental income from Wholly Owned Property	1,213,317	1,213,317
Interest	617	1,273
Interest allocated from affiliated investment	98,094	103,711
Expenses allocated from affiliated investment	(11,331)	(9,698)

Total investment income	$ 7,462,827	$ 8,407,886

Expenses:
Investment advisory and administrative fees	$ 916,243	$ 1,149,243
Servicing fee	57,937	56,118
Interest expense on Credit Facility	3,025,616	6,423,405
Interest expense on mortgage note	865,168	751,081
Custodian and transfer agent fee	21,027	19,509
Miscellaneous	194,286	250,503

Total expenses	$ 5,080,277	$ 8,649,859

Net investment income (loss)	$ 2,382,550	$ (241,973)

See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended

	March 31, 2008	March 31, 2007

Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions in Belvedere Company
(investments and foreign currency) (identified cost basis)(1)	$ 896,165	$ 9,752,751
Investment transactions in Partnership Preference Units
(identified cost basis)	(184,414)	36,401
Interest rate swap agreements(2)	(506,928)	847,645

Net realized gain	$ 204,823	$ 10,636,797

Change in unrealized appreciation (depreciation) –
Investments in Belvedere Company
(investments and foreign currency) (identified cost basis)	$ (88,639,973)	$ (11,821,270)
Investments in Partnership Preference Units
(identified cost basis)	(6,556,986)	1,153,937
Investment in Real Estate Joint Venture	(666,135)	6,873,175
Interest rate swap agreements	(2,729,555)	(1,922,214)

Net change in unrealized appreciation (depreciation)	$ (98,592,649)	$ (5,716,372)

Net realized and unrealized gain (loss)	$ (98,387,826)	$ 4,920,425

Net increase (decrease) in net assets from operations	$ (96,005,276)	$ 4,678,452

(1)	Amounts include net realized gain from redemptions in-kind of $3,399,657 and $9,057,102, respectively.

(2)	Amounts include net interest earned (incurred) in connection with interest rate swap agreements of $(576,888) and
$847,645, respectively (Note 7).

See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Three Months Ended	Year Ended
	March 31, 2008	December 31, 2007

Increase (Decrease) in Net Assets:
From operations –
Net investment income	$ 2,382,550	$ 123,045
Net realized gain from investment transactions, foreign
currency transactions and interest rate swap agreements	204,823	43,557,744
Net change in unrealized appreciation (depreciation) of investments,
foreign currency and interest rate swap agreements	(98,592,649)	(3,291,054)

Net increase (decrease) in net assets from operations	$ (96,005,276)	$ 40,389,735

Transactions in Fund Shares –
Net asset value of Fund Shares issued to Shareholders in
payment of distributions declared	$ 8,715,200	$ 6,859,051
Net asset value of Fund Shares redeemed	(45,276,785)	(132,237,340)

Net decrease in net assets from Fund Share transactions	$ (36,561,585)	$ (125,378,289)

Distributions –
Distributions to Shareholders	$ (21,063,260)	$ (17,036,448)

Total distributions	$ (21,063,260)	$ (17,036,448)

Net decrease in net assets	$ (153,630,121)	$ (102,025,002)

Net assets:
At beginning of period	$ 912,917,724	$ 1,014,942,726

At end of period	$ 759,287,603	$ 912,917,724

See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended

Increase (Decrease) In Cash:	March 31, 2008	March 31, 2007

Cash Flows From Operating Activities –
Net increase (decrease) in net assets from operations	$ (96,005,276)	$ 4,678,452
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows provided by (used in) operating activities –
Net investment income allocated from Belvedere Company	(3,156,414)	(3,852,117)
Net investment income from Real Estate Joint Venture	(1,404,740)	(647,354)
Capital contributions to Real Estate Joint Venture	-	(2,000,000)
Decrease in affiliated investment	2,161,484	3,443,286
Decrease in distributions and interest receivable	371,682	236
Decrease in interest receivable from affiliated investment	10,024	7,002
Increase in interest receivable for open swap agreements	(1,960)	(7,757)
(Increase) decrease in other assets	5,299	(229,925)
Increase (decrease) in payable to affiliate for investment advisory
and administrative fees	(41,536)	4,725
Decrease in payable to affiliate for servicing fees	(42,823)	(19,266)
Increase in interest payable for open swap agreements	103,630	-
Increase in accrued interest and other accrued expenses and liabilities	322,222	415,351
Increases in Partnership Preference Units	-	(10,741)
Proceeds from sales of Partnership Preference Units	33,044,883	405,899
Refund of cash upon purchase of Wholly Owned Property	-	2,739
Proceeds from sale of interest rate swap agreements	94,654	-
Net interest earned (incurred) on interest rate swap agreements	(576,888)	847,645
Net realized gain from investment transactions, foreign
currency transactions and interest rate swap agreements	(204,823)	(10,636,797)
Net change in unrealized (appreciation) depreciation of
investments, foreign currency and interest rate swap agreements	98,592,649	5,716,372

Net cash flows provided by (used in) operating activities	$ 33,272,067	$ (1,882,250)

Cash Flows From Financing Activities –
Repayments of Credit Facility	$ (20,000,000)	$ (48,000,000)
Proceeds from mortgage note	-	60,700,000
Payments for Fund Shares redeemed	(1,219)	(671)
Distributions paid to Shareholders	(12,348,060)	(10,177,397)
Special distribution paid to Shareholders	-	(19,976)

Net cash flows provided by (used in) financing activities	$ (32,349,279)	$ 2,501,956

Net increase in cash	$ 922,788	$ 619,706

Cash at beginning of period	$ 1,348,393	$ 2,353,329

Cash at end of period	$ 2,271,181	$ 2,973,035

See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

Three Months Ended

	March 31, 2008	March 31, 2007

Supplemental Disclosure and Non-cash Operating and
Financing Activities –
Interest paid on loan – Credit Facility	$ 3,072,987	$ 6,382,515
Interest paid on mortgage note	$ 860,777	$ 747,268
Interest paid (received) on swap agreements, net	$ 475,218	$ (839,888)
Reinvestment of distributions paid to Shareholders	$ 8,715,200	$ 6,859,051
Market value of securities distributed in payment of
redemptions	$ 47,301,966	$ 34,784,890
Swap interest receivable disposed of in conjunction
with the sale of interest rate swap agreements	$ 24,694	$ -

See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC Financial Highlights (Unaudited)

	Three Months Ended		Year Ended
	March 31, 2008		December 31, 2007

Net asset value – Beginning of period	$ 146.600		$ 143.480

Income (loss) from operations

Net investment income(1)	$ 0.391		$ 0.019
Net realized and unrealized gain (loss)	(15.941)		5.521

Total income (loss) from operations	$ (15.550)		$ 5.540

Distributions

Distributions to Shareholders	$ (3.440)		$ (2.420)

Total distributions	$ (3.440)		$ (2.420)

Net asset value – End of period	$ 127.610		$ 146.600

Total Return(2)	(10.68)%	(3)	3.92%

Ratios as a percentage of average net assets

Investment advisory and administrative fees, servicing fee
and other operating expenses(4)(5)	1.29%	(9)	1.29%
Interest and other borrowing costs(4)(6)	1.52%	(9)	2.38%
Expenses of Wholly Owned Property(7)	0.44%	(9)	0.34%

Total expenses	3.25%	(9)	4.01%

Net investment income(6)	1.19%	(9)	0.01%

Ratios as a percentage of average gross assets(8)

Investment advisory and administrative fees, servicing fee
and other operating expenses(4)(5)	0.81%	(9)	0.81%
Interest and other borrowing costs(4)(6)	0.95%	(9)	1.49%
Expenses of Wholly Owned Property(7)	0.27%	(9)	0.22%

Total expenses	2.03%	(9)	2.52%

Net investment income(6)	0.75%	(9)	0.01%

Supplemental Data

Net assets, end of period (000’s omitted)	$ 759,288		$ 912,918
Portfolio turnover of Tax-Managed Growth Portfolio(10)	0%	(11)	2%

(1)	Calculated using average shares outstanding.

(2)	Returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested.

(3)	Not annualized.

(4)	Includes the expenses of Belair Capital Fund LLC (Belair Capital) and Belair Real Estate Corporation (Belair Real Estate). Does not include expenses of Belair Real Estate's Wholly Owned Property.

(5)	Includes Belair Capital’s share of Belvedere Capital Fund Company LLC's allocated expenses, including those expenses allocated from Tax- Managed Growth Portfolio.

(6)	Ratios do not include net interest earned or incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would have been lower or higher.

(7)	Represents expenses incurred by Belair Real Estate's Wholly Owned Property.

(8)	Average gross assets means the average daily amount of the value of all assets of Belair Capital (not including its investment in Belair Real Estate) plus all assets of Belair Real Estate minus the sum of their liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of Belair Real Estate include its ratable share of the assets and liabilities of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments, if any.

(9)	Annualized.

(10)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The total turnover rate of Tax-Managed Growth Portfolio including in-kind contributions and distributions was 1% and 6% for the three months ended March 31, 2008 and the year ended December 31, 2007, respectively.

(11)	Amounts to less than 1%.

See notes to unaudited condensed consolidated financial statements

BELAIR CAPITAL FUND LLC as of March 31, 2008
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

The condensed consolidated statement of assets and liabilities at December 31, 2007 and the condensed consolidated statement of changes in net assets and the financial highlights for the year then ended have been derived from the December 31, 2007 audited financial statements but do not include all of the information and footnotes required by GAAP for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

2 Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities including qualitative disclosures about the objectives and strategies for using derivative instruments, and quantitative disclosures about fair value amounts as well as gains and losses on derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management is currently evaluating the impact the adoption of SFAS No. 161 will have on the Fund’s financial statement disclosures.

3 Fair Value Hierarchy

The Fund adopted SFAS No. 157, “Fair Value Measurements,” on January 1, 2008 as required. SFAS No. 157 establishes a three-tier hierarchy to prioritize the assumptions, referred to as inputs, used in valuation techniques to measure fair value. The three levels of the fair value hierarchy under SFAS No. 157 are described below.

Basis of Fair Value Measurement

  Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
  Level 2 – Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;
  Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

In determining the fair value of its investments, the Fund uses appropriate valuation techniques based on available inputs. In accordance with SFAS No. 157, the Fund maximizes its use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Accordingly, when available, the Fund measures fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value. If market data is not readily available, fair value is based upon other significant unobservable inputs such as inputs that reflect the Fund’s own assumptions. As required by SFAS No. 157, investments valued using unobservable inputs are classified to the lowest level of any input that is most significant to the valuation. Thus, a valuation may be classified in Level 3 even though there may be significant inputs that are readily observable.

The Fund’s investment in Belvedere Capital Fund Company LLC (Belvedere Company) and Cash Management Portfolio (Cash Management) are classified within Level 1 of the fair value hierarchy. Interest rate swap agreements are classified within Level 2 of the fair value hierarchy while the Fund’s real estate investments are classified within Level 3 of the fair value hierarchy. The Fund’s assets classified as Level 3 as of March 31, 2008 represent approximately 20.8% of the Fund’s total assets.

The following table presents for each of the hierarchy levels, the Fund’s assets and liabilities that are measured at fair value as of March 31, 2008.

		Fair Value Measurements at March 31, 2008

Description	March 31, 2008	Level 1	Level 2	Level 3

Assets
Investment in Belvedere Company	$ 879,259,458	$ 879,259,458	$ -	$ -
Partnership Preference Units	90,076,025	-	-	90,076,025
Real Estate Joint Venture	62,402,378	-	-	62,402,378
Wholly Owned Property	79,600,000	-	-	79,600,000
Other Real Estate(1)	0	-	-	0
Short-Term Investment	1,334,506	1,334,506	-	-

Total	$ 1,112,672,367	$ 880,593,964	$ -	$ 232,078,403

Liabilities
Interest Rate Swap Agreements	$ 1,464,716	$ -	$ 1,464,716	$ -

Total	$ 1,464,716	$ -	$ 1,464,716	$ -

(1)	Represents debt and common equity investments valued at zero.

The following table presents the changes in the Level 3 fair value category for the three months ended March 31, 2008. The Fund classifies investments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the fair value measurement. In accordance with SFAS No. 157, the Fund’s real estate investments are considered Level 3 investments.

	Level 3 Fair Value Measurements

	Partnership		Wholly
	Preference	Real Estate	Owned	Other Real
	Units	Joint Venture	Property	Estate(1)	Total

Beginning Balance as of
January 1, 2008	$ 129,862,308	$ 61,663,773	$ 79,600,000	$ 0	$ 271,126,081
Net realized loss	(184,414)	-	-	-	(184,414)
Net change in unrealized
appreciation
(depreciation)	(6,556,986)	(666,135)	-	-	(7,223,121)
Net sales	(33,044,883)	-	-	-	(33,044,883)
Net investment income(2)	-	1,404,740	-	-	1,404,740
Net transfers in and/or
out of Level 3	-	-	-	-	-

Ending Balance as of
March 31, 2008	$ 90,076,025	$ 62,402,378	$ 79,600,000	$ 0	$ 232,078,403

Net change in unrealized
appreciation
(depreciation) from
investments still held
at March 31, 2008	$ (5,972,500)	$ (666,135)	$ -	$ -	$ (6,638,635)

(1)	Represents debt and common equity investments valued at zero.

(2)	Represents net investment income recorded in accordance with the equity method.

4 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term investments, for the three months ended March 31, 2008 and 2007:

Three Months Ended

Investment Transactions	March 31, 2008	March 31, 2007

Decreases in investment in Belvedere Company	$ 47,301,966	$ 34,784,890
Increases in Partnership Preference Units	$ -	$ 10,741
Decreases in Partnership Preference Units(1)	$ 33,044,883	$ 405,899
Increase in investment in Real Estate Joint Venture	$ -	$ 2,000,000

(1)	Decreases in Partnership Preference Units for the three months ended March 31, 2008 and 2007 represent Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management) for which net realized gains (losses) of $(184,414) and $36,401 were recognized, respectively.

5 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Company for the three months ended March 31, 2008 and 2007, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

Three Months Ended

	March 31, 2008	March 31, 2007

Belvedere Company’s interest in the Portfolio(1)	$ 13,119,762,086	$ 14,582,219,042
The Fund’s investment in Belvedere Company(2)	$ 879,259,458	$ 1,154,213,245
Income allocated to Belvedere Company from the Portfolio	$ 66,760,998	$ 70,744,130
Income allocated to the Fund from Belvedere Company	$ 4,538,195	$ 5,604,332
Expenses allocated to Belvedere Company from the Portfolio	$ 15,190,813	$ 16,470,855

Three Months Ended

	March 31, 2008	March 31, 2007

Expenses allocated to the Fund from Belvedere Company(3)	$ 1,381,781	$ 1,752,215
Net realized gain from investment transactions and foreign
currency transactions allocated to Belvedere Company from
the Portfolio	$ 13,284,076	$ 122,914,854
Net realized gain from investment transactions and foreign
currency transactions allocated to the Fund from Belvedere
Company	$ 896,165	$ 9,752,751
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to Belvedere
Company from the Portfolio	$ (1,300,661,962)	$ (150,839,988)
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to the Fund
from Belvedere Company	$ (88,639,973)	$ (11,821,270)

(1)	As of March 31, 2008 and 2007, the value of Belvedere Company’s interest in the Portfolio represents 74.5% and 73.3% of the Portfolio’s net assets, respectively.

(2)	As of March 31, 2008 and 2007, the Fund’s investment in Belvedere Company represents 6.7% and 7.9% of Belvedere Company’s net assets, respectively.

(3)	Expenses allocated to the Fund from Belvedere Company represent:

Three Months Ended

	March 31, 2008	March 31, 2007

Expenses allocated from the Portfolio	$ 1,031,873	$ 1,306,658
Servicing fee	$ 341,847	$ 436,118
Operating expenses	$ 8,061	$ 9,439

A summary of the Portfolio’s Statement of Assets and Liabilities at March 31, 2008, December 31, 2007 and March 31, 2007 and its operations for the three months ended March 31, 2008, for the year ended December 31, 2007 and for the three months ended March 31, 2007 follows:

	March 31, 2008	December 31, 2007	March 31, 2007

Investments, at value	$ 17,650,169,693	$ 19,936,263,306	$ 19,937,460,086
Other assets	56,841,937	43,955,996	37,893,469

Total assets	$ 17,707,011,630	$ 19,980,219,302	$ 19,975,353,555

Collateral for securities loaned	$ 94,532,436	$ 107,661,941	$ 73,078,289
Management fee payable	6,296,266	7,154,208	7,081,409
Other liabilities	1,254,240	1,241,923	702,785

Total liabilities	$ 102,082,942	$ 116,058,072	$ 80,862,483

Net assets	$ 17,604,928,688	$ 19,864,161,230	$ 19,894,491,072

Total investment income	$ 89,568,864	$ 404,322,644	$ 96,544,634

Investment adviser fee	$ 19,484,900	$ 87,681,000	$ 21,767,375
Other expenses	800,316	3,023,904	714,355
Total expense reductions	(12)	(124)	(89)

Net expenses	$ 20,285,204	$ 90,704,780	$ 22,481,641

Net investment income	$ 69,283,660	$ 313,617,864	$ 74,062,993
Net realized gain from investment
transactions and foreign currency
transactions(1)	44,806,471	891,474,938	189,585,596
Net change in unrealized
appreciation (depreciation) of
investments and foreign currency	(1,777,809,047)	(239,534,188)	(228,797,508)

Net increase (decrease) in net assets
from operations	$ (1,663,718,916)	$ 965,558,614	$ 34,851,081

(1)	Amounts include net realized gain from redemptions in-kind of $90,653,270, $624,934,809 and $177,053,814, respectively.

6 Investment in Real Estate Joint Venture

At March 31, 2008 and December 31, 2007, Belair Real Estate Corporation (Belair Real Estate) held an investment in one real estate joint venture (Real Estate Joint Venture), Elkhorn Property Trust (Elkhorn). Belair Real Estate held a majority economic interest of 81.5% and 83.0% in Elkhorn as of March 31, 2008 and December 31, 2007, respectively. Elkhorn owns industrial distribution properties. Condensed financial data of the Real Estate Joint Venture is presented below.

	March 31, 2008	December 31, 2007

Assets:
Investment in real estate	$ 208,795,197	$ 207,773,623
Other assets	5,682,185	4,278,715

Total assets	$ 214,477,382	$ 212,052,338

Liabilities and Shareholders’ Equity:
Mortgage notes payable(1)	$ 135,000,000	$ 135,000,000
Other liabilities	2,670,047	2,518,636

Total liabilities	$ 137,670,047	$ 137,518,636
Shareholders’ equity	$ 76,807,335	$ 74,533,702

Total liabilities and shareholders’
equity	$ 214,477,382	$ 212,052,338

(1)	The fair value of the mortgage notes payable is approximately $137,100,000 and $136,600,000 as of March 31, 2008 and December 31, 2007, respectively. The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty unless the rental property financed by the mortgage notes payable is sold. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related rental property prior to the maturity date. The fair value of the mortgage notes is based on estimates using discounted cash flow analysis and current prevailing interest rates.

	Three Months Ended

	March 31, 2008	March 31, 2007

Revenues	$ 5,668,436	$ 4,588,776
Expenses	3,944,829	3,804,105

Net investment income before unrealized
appreciation (depreciation)	$ 1,723,607	$ 784,671
Change in net unrealized appreciation
(depreciation)	550,026	7,504,373

Net investment income	$ 2,273,633	$ 8,289,044

7 Interest Rate Swap Agreements

Belair Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on Belair Capital’s net asset value. Under such agreements, Belair Capital has agreed to make periodic payments at fixed rates in exchange for floating-rate payments from the counterparty at a predetermined spread to one-month London Interbank Offered Rate (LIBOR). The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at March 31, 2008 and December 31, 2007 are listed below.

	Notional			Initial
	Amount			Optional	Final	Unrealized Appreciation
Effective	(000’s	Fixed	Floating	Termination	Termination	(Depreciation) at
Date	omitted)	Rate	Rate	Date	Date	March 31, 2008	December 31, 2007

10/03	$ 20,000	4.045%	LIBOR + 0.30%	-	6/10	$ (551,662)	$ 17,855
10/03	61,500	4.865%	LIBOR + 0.30%	7/04	6/10	(68,714)	199,055
10/03	75,000	4.795%	LIBOR + 0.30%	9/04	6/10	(79,246)	285,073
10/03(1)	42,000	4.69%	LIBOR + 0.30%	2/05	6/10	-	205,357
10/03(1)	49,000	4.665%	LIBOR + 0.30%	3/05	6/10	-	249,508
10/03	35,330	4.18%	LIBOR + 0.30%	7/09	6/10	(647,781)	103,950
2/04	95,952	5.00%	LIBOR + 0.30%	8/04	6/10	(117,313)	204,041

						$ (1,464,716)	$ 1,264,839

(1)	Interest rate swap agreements were sold to real estate investment affiliates of other investment funds advised by Boston Management for which an aggregate gain of $69,959 was recognized.

8 Debt

Credit Facility – On February 14, 2008, Belair Capital amended its credit arrangement with Dresdner Kleinwort Holdings I, Inc. to decrease the amount of the term loan by $14,000,000 to an aggregate principal amount of $287,000,000. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.30% per annum. As of March 31, 2008, outstanding borrowings under this credit arrangement totaled $287,000,000.

There were no changes to the terms of Belair Capital’s credit arrangement with Merrill Lynch Mortgage Capital, Inc. during the three months ended March 31, 2008. As of March 31, 2008, outstanding borrowings under this credit arrangement totaled $5,000,000.

9 Segment Information

Belair Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s investment income includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belair Capital invests in real estate investments primarily through its subsidiary, Belair Real Estate. Belair Real Estate invests directly and indirectly in Partnership Preference Units, a Real Estate Joint Venture (Note 6), wholly owned real property (Wholly Owned Property) through its subsidiary, Bel Scudders 3 LLC, and certain debt and common equity investments. The Fund’s investment income from real estate investments primarily consists of distribution income from Partnership Preference Units, net investment income from the Real Estate Joint Venture and rental income from Wholly Owned Property.

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

	Three Months Ended

	March 31, 2008	March 31, 2007

Investment income
The Portfolio*	$ 3,156,414	$ 3,852,117
Real Estate	4,219,033	4,460,483
Unallocated	87,380	95,286

Total investment income	$ 7,462,827	$ 8,407,886

Net increase (decrease)
in net assets from operations
The Portfolio*	$ (84,969,645)	$ 1,267,172
Real Estate	(10,905,690)	4,717,617
Unallocated(1)	(129,941)	(1,306,337)

Net increase (decrease) in net
assets from operations	$ (96,005,276)	$ 4,678,452

	March 31, 2008	December 31, 2007

Net assets
The Portfolio*	$ 879,136,838	$ 1,008,974,502
Real Estate	(113,330,273)	(91,461,579)
Unallocated(2)	(6,518,962)	(4,595,199)

Net assets	$ 759,287,603	$ 912,917,724

*     Belair Capital invests indirectly in the Portfolio through Belvedere Company.

(1)    Unallocated amounts pertain to the overall operation of Belair Capital and do not pertain to either segment. Included in this amount are primarily a servicing fee and unallocated Credit Facility interest expense as follows:

Three Months Ended

	March 31, 2008	March 31, 2007

Servicing fee	$ 57,937	$ 56,118
Credit Facility interest expense	$ 90,768	$ 1,284,681

(2)	Amounts include unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of March 31, 2008 and December 31, 2007, such borrowings totaled approximately $9,067,000. Unallocated assets represent direct cash and short-term investments held by the Fund, including the Fund’s investment in Cash Management. As of March 31, 2008 and December 31, 2007, such amounts totaled approximately $2,716,000 and $4,724,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Act). Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. The actual results of Belair Capital Fund LLC (the Fund) could differ materially from those contained in the forward-looking statements due to a number of factors. The Fund undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Factors that could affect the Fund’s performance include a decline in the U.S. stock markets or in general economic conditions, adverse developments affecting the real estate industry, or fluctuations in interest rates.

The following discussion should be read in conjunction with the Fund’s unaudited condensed consolidated financial statements and related notes in Item 1 above.

MD&A for the Quarter Ended March 31, 2008 Compared to the Quarter Ended March 31, 2007.

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

The Fund’s total return was -10.68% for the quarter ended March 31, 2008. This return reflects a decrease in the Fund’s net asset value per share from $146.60 to $127.61 and a distribution of $3.44 per share during the period. The total return of the S&P 500 Index was -9.44% over the same period. Last year, the Fund had a total return of 0.44% for the quarter ended March 31, 2007. This return reflected a decrease in the Fund’s net asset value per share from $143.48 to $141.70 and a distribution of $2.42 per share during the period. The S&P 500 Index had a total return of 0.64% over the same period.

Performance of the Portfolio. Financial markets endured a difficult first quarter as uncertainty about the credit market and the economy weighed on investors. Consumers battled rising food and energy prices while investors struggled with weak economic data and mounting inflation concerns. To address liquidity pressures, the Federal Reserve lowered the Federal funds and discount rates. Most popular indices failed to recover from mid-March lows and realized losses in the first quarter. The tech-heavy NASDAQ Composite lost 14%, while the blue-chip Dow Jones Industrial Average lost 7.6% and the S&P 500 Index declined 9.44% . It was the worst quarter for major indices since the third quarter of 2002, when the equity markets were approaching the lowest point of a protracted bear market.

Amid increased market volatility, every economic sector of the S&P 500 Index registered declines. The consumer staples, industrials and materials sectors fared relatively better than the market, while the financials, information technology and telecommunication sectors registered double digit declines. Market-leading industries of the first quarter included road and rail, health care equipment and supplies, as well as air freight and logistics. In contrast, the thrifts and mortgage finance, wireless telecommunication services and investment banks industries realized double digit negative returns. On average during the course of the quarter, mid-cap and small-cap stocks continued to lag their larger-cap counterparts and value style gained over growth.

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

The Portfolio invests on a long-term basis in a broadly diversified portfolio consisting primarily of common stocks of established growth companies. The Portfolio slightly outperformed its benchmark, the S&P 500 Index, with a return of -8.45% during the period. The Portfolio’s out-performance was driven by positive sector allocation decisions and relatively stronger stock selection versus the S&P 500 Index. For comparison, total return of the Portfolio in the first quarter of 2007 was 0.14%, slightly lagging the S&P 500 Index return of 0.64% over the same period.

The Portfolio remained overweight in the industrials, consumer staples and discretionary sectors during the period, while continuing to underweight the technology, utilities and materials sectors. A de-emphasis of the lagging information technology and health care sectors benefited the Portfolio’s performance, as did relatively stronger stock selection within the consumer discretionary and utilities sectors. The Portfolio’s relatively lower exposure to credit sensitive financials such as thrifts, mortgage and service stocks was beneficial as was an overweight in the defensive staples industries such as beverages and food products.

In contrast, investment choices within the machinery, and road and rail industries hindered returns. Additionally, the Portfolio’s limited exposure to the stronger performing chemicals, and metals and mining industries coupled with stock selection within the energy equipment and service industry also negatively impacted returns.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belair Real Estate Corporation (Belair Real Estate). As of March 31, 2008, real estate investments included: a real estate joint venture (Real Estate Joint Venture), Elkhorn Property Trust (Elkhorn); a wholly owned real property (Wholly Owned Property), Bel Scudders 3 LLC (Bel Scudders 3); a portfolio of income-producing preferred equity interests in real estate operating partnerships that generally are affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership Preference Units); and certain other real estate investments, including certain debt and common equity investments in two private real estate companies. Elkhorn owns industrial distribution properties and Bel Scudders 3 owns an office building leased to a single tenant subject to a net lease.

During the quarter ended March 31, 2008, Belair Real Estate sold certain of its Partnership Preference Units totaling approximately $33.0 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management)), recognizing a loss of approximately $0.2 million on the sale transactions.

Subsequent to March 31, 2008, Belair Real Estate reached an agreement to sell certain of its Partnership Preference Units and related debt and common equity investments in two private real estate companies to third party entities. In accordance with the Fund’s valuation procedures, the fair value of these investments was increased subsequent to quarter end by approximately $7.6 million to reflect the estimated sales proceeds. Belair Real Estate will continue to monitor this issuer and expects the sale to close during the second quarter.

During the quarter ended March 31, 2008, the Fund’s net investment income from real estate investments was approximately $3.4 million compared to approximately $3.7 million for the quarter ended March 31, 2007, a decrease of $0.3 million or 8%. The decrease was due to lower distributions from investments in Partnership Preference Units due to fewer average holdings of Partnership Preference Units during the quarter and an increase in mortgage interest expense. This decrease was partially offset by an increase in the net investment income of Elkhorn. During the quarter ended March 31, 2007, the Fund’s net investment income from real estate investments decreased principally due to lower distributions from investments in Partnership Preference Units principally due to the suspension of distribution payments by an issuer in 2006, partially offset by an increase in the net investment income of Elkhorn and the acquisition of Bel Scudders 3 in December 2006.

The fair value of the Fund’s real estate investments was approximately $232.1 million at March 31, 2008 compared to approximately $271.1 million at December 31, 2007, a net decrease of $39.0 million, or 14%. This net decrease was principally due to fewer Partnership Preference Units held at the end of the quarter and a net decline in the fair value of continuing investments in Partnership Preference Units held at quarter end. The Fund’s investments in real properties achieved modest returns during the quarter, benefiting from earnings in the expected range offset, however, by capitalization rates and discount rates which widened slightly. These rates reflected the reduced availability of debt financing and uncertainty on the direction of valuations for institutional-grade real estate, thereby causing a decrease in transactional activity. The fair values of Partnership Preference Units decreased during the quarter due to continued widening of credit spreads, partially offset by a decline in interest rates during the quarter ended March 31, 2008.

During the quarter ended March 31, 2008, the Fund saw net unrealized depreciation in the fair value of its real estate investments of approximately $7.2 million compared to net unrealized appreciation of approximately $8.0 million during the quarter ended March 31, 2007. Net unrealized depreciation of approximately $7.2 million consisted of approximately $6.5 million of net unrealized depreciation in the value of the Partnership Preference Units and $0.7 million of net unrealized depreciation in the value of Belair Real Estate’s investment in Elkhorn.

Performance of Interest Rate Swap Agreements. For the quarter ended March 31, 2008, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $3.2 million, compared to net realized and unrealized losses of approximately $1.1 million for the quarter ended March 31, 2007. Net realized and unrealized losses on swap agreements for the quarter ended March 31, 2008 consisted of $2.7 million of net unrealized losses due to changes in swap agreement valuations and $0.5 million of periodic net payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements). For the quarter ended March 31, 2007, net realized and unrealized losses on swap agreements consisted of $1.9 million of net unrealized losses due to changes in swap agreement valuations, partially offset by $0.8 million of periodic net payments received pursuant to outstanding swap agreements. The negative contribution to Fund performance from changes in swap agreement valuation for the quarter ended March 31, 2008 was attributable to a decrease in swap rates during the quarter. The negative contribution to Fund performance from changes in swap agreement valuation for the quarter ended March 31, 2007 was attributable to a decrease in the remaining term of the agreements and a modest decrease in swap rates during the quarter.

Fair Value Measurements. The Fund adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” on January 1, 2008 as required. SFAS No. 157 establishes a three-tier hierarchy to prioritize the assumptions, referred to as inputs, used in valuation techniques to measure fair value. For more information see Note 3 to the unaudited condensed consolidated financial statements.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. (DKH) and Merrill Lynch Mortgage Capital, Inc. (MLMC) (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments and to satisfy the liquidity needs of the Fund. The Fund will continue to use the Credit Facility for such purposes in the future. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of March 31, 2008, the Fund had outstanding borrowings of $292.0 million and unused loan commitments of $50.0 million under the Credit Facility.

On February 14, 2008, the Fund amended the DKH credit arrangement to decrease the amount of borrowings by $14.0 million to an aggregate amount of outstanding borrowings of $287.0 million.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its borrowings under the Credit Facility. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of March 31, 2008, the accumulated unrealized depreciation related to the interest rate swap agreements was approximately $1.5 million. As of December 31, 2007, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $1.3 million.

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

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund’s significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Notes 7 and 8 to the Fund’s unaudited condensed consolidated financial statements in Item 1 above.

Interest Rate Sensitivity
Cost, Principal (Notional) Amount
by Contractual Maturity and Callable Date
for the Twelve Months Ended March 31,*
								Fair Value as of March 31, 2008

	2009	2010	2011	2012	2013	Thereafter	Total

Rate sensitive liabilities:

Long-term debt:

Fixed-rate mortgage						$60,700,000	$60,700,000	$59,000,000

Average interest rate						5.61%	5.61%

Variable-rate Credit
Facility			$292,000,000				$292,000,000	$292,000,000

Average interest rate			3.00%				3.00%

Rate sensitive derivative
financial instruments:

Pay fixed/ receive variable
interest rate swap
agreements			$287,782,000				$287,782,000	$(1,464,716)

Average pay rate			4.75%				4.75%

Average receive rate			3.00%				3.00%

Rate sensitive
investments:

Fixed-rate Partnership
Preference Units:

Colonial Realty Limited
Partnership, 7.25%
Series B Cumulative
Redeemable Perpetual
Preferred Units,
Callable 8/24/09,
Current Yield: 9.00%		$12,664,800					$12,664,800	$12,084,000

Essex Portfolio L.P.,
7.875% Series D
Cumulative Redeemable
Preferred Units,
Callable 7/28/10,
Current Yield: 9.15%			$12,832,750				$12,832,750	$10,763,050

								Fair Value as of March 31, 2008

	2009	2010	2011	2012	2013	Thereafter	Total

MHC Operating Limited
Partnership, 8.0625%
Series D Cumulative
Redeemable Perpetual
Preference Units,
Callable 3/24/10,
Current Yield: 9.55%		$31,250,000					$31,250,000	$26,387,500

National Golf Operating
Partnership, L.P., 11%
Series A Cumulative
Redeemable Preferred
Units, Callable 2/6/03,
Current Yield: 21.57%**	$31,454,184						$31,454,184	$16,841,475

National Golf Operating
Partnership, L.P., 11%
Series B Cumulative
Redeemable Preferred
Units, Callable 2/6/03,
Current Yield: 21.57%**	$5,000,000						$ 5,000,000	$ 2,550,000

PSA Institutional Partners,
L.P., 7.25% Series J
Cumulative Redeemable
Perpetual Preferred Units,
Callable 5/9/11,
Current Yield: 8.45%				$25,009,723			$25,009,723	$ 21,450,000

Note Receivable:

Fixed-rate note receivable,
8%					$2,070,580		$ 2,070,580	$ 0

*	The amounts listed reflect the Fund’s positions as of March 31, 2008. The Fund’s current positions may differ.

**	This issuer suspended payment of distributions to the Fund in October 2006.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although in the ordinary course of business the Fund and its subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which they are subject.

Item 1A. Risk Factors.

There have been no material changes from risk factors as previously disclosed in the Fund’s Form 10-K for the year ended December 31, 2007 in response to Item 1A to Part 1 of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007, shares of the Fund may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible for redemption. During each month in the quarter ended March 31, 2008, the total number of shares redeemed and the average price paid per share were as follows:

Month Ended	Total No. of Shares Redeemed(1)	Average Price Paid Per Share

January 31, 2008	119,383.103	$136.57

February 29, 2008	116,399.479	$129.76

March 31, 2008	107,868.601	$125.42

Total	343,651.183	$130.30

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended March 31, 2008.

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
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on May 9, 2008.

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